Form 10-K
period 2001-01-01
CONVERA CORP
filed 2001-05-01
CIK 1125536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2001

                        Commission File Number 000-31989


                               CONVERA CORPORATION
             (Exact name of registrant as specified in its charter)


                     Delaware                      54-1987541
         State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

              1921 Gallows Road, Suite 200, Vienna, Virginia 22182
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (703) 761 - 3700

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 9, 2001 (based on the closing sales price as reported on the NASDAQ National Market System) was $67,290,180.

The number of shares outstanding of the registrant's Class A common stock as of April 9, 2001 was 35,363,930.



                     The Index to Exhibits begins on Page 30


                               CONVERA CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

                                TABLE OF CONTENTS
                                      Page

                                     PART I

Item 1.           Business...................................................................          1

Item 2.           Properties.................................................................         10

Item 3.           Legal Proceedings..........................................................         10

Item 4.           Submission of Matters to a Vote of Security Holders........................         11

                                                       PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters......         12

Item 6.           Selected Financial Data....................................................         12

Item 7.           Management's Discussion and Analysis of Financial   Condition
                  and Results of Operations..................................................         14

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.................         21

Item 8.           Financial Statements and Supplementary Data................................         21

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure...................................................         21

                                                      PART III

Item 10.          Directors and Executive Officers of the Registrant.........................         22

Item 11.          Executive Compensation ....................................................         25

Item 12.          Security Ownership of Certain Beneficial Owners and Management.............         28

Item 13.          Certain Relationships and Related Transactions.............................         30

                                                       PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K............         30



                                     PART I


ITEM 1.           Business

This report contains "forward-looking statements" that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities
Exchange Act of 1934 as amended, including without limitation statements regarding the expectations, beliefs, intentions or strategies regarding the future of Convera Corporation ("Convera" or the "Company"). All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this report.

OVERVIEW

Convera was established through the combination of the former Excalibur Technologies Corporation ("Excalibur") and Intel Corporation's ("Intel") Interactive Media Services ("IMS") division. On December 21, 2000, Excalibur and Intel consummated a business combination transaction (the "Combination") pursuant to an Agreement and Plan of Contribution and Merger, dated as of April 30, 2000, as amended, by and among Excalibur, Intel, the Company and Excalibur Transitory, Inc., a wholly owned subsidiary of the Company. At the completion of the Combination, Excalibur became a wholly owned subsidiary of the Company, each outstanding share of Excalibur common stock was converted into one share of Class A common stock of the Company, and Intel contributed to the Company its IMS division, intellectual property assets and other assets used by that division, as well as $150 million in cash at closing, in exchange for 14,949,384 shares of Class A common stock of the Company and 12,207,038 shares of Class B non-voting common stock of the Company.

The Combination was accounted for using the purchase method of accounting. All references in this Form 10-K to financial results for the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

Convera designs, develops, markets, implements and supports high-performance technologies, products, services and solutions for managing and monetizing high-value digital content--text, images and video. Convera conducts its business through the licensing and deployment of its digital content management technology on customer infrastructures and to customers with branded content, such as sports leagues, entertainment providers, news and information outlets and training companies, that wish to outsource the management and monetization of their high-value digital assets.

Convera maintains an extensive portfolio of patented and proprietary technologies. Its core technologies include: advanced computational linguistics and semantic networking that leverage lexical knowledge using built-in knowledge bases to search not only for specific word meanings, but also for related terms and concepts; Adaptive Pattern Recognition Processing ("APRP(TM)") that identifies patterns in digital data, providing the capability to build content-based analysis and retrieval applications for any type of digital information; intelligent real-time video analysis that detects scene changes as they occur; and tamper-resistant, content protection technology that guards digital assets against unauthorized modification, use or access. In combination, these core technologies form the cornerstones of the Convera content management platform on which the Company builds products and provides its end-to-end content management and publishing service.

In September 2000, Intel and the National Basketball Association ("NBA") entered into a master services agreement, which Intel contributed to Convera on December 21, 2000, for the distribution of personalized highlights, archival material, television broadcast enhancements and real time distribution of NBA games over broadband networks. Convera will be the NBA's provider of services related to the development and distribution of those products for the term of the services agreement, subject to the NBA's right to authorize major telecasters and certain other third parties to provide television broadcast enhancements and real time distribution of NBA games.

Convera and the NBA are working together to create a hosted, end-to-end solution that transforms video footage and other data into a searchable database of rich-media interactive content assets and then manages those assets--archiving, enhancing, protecting, and managing their distribution as branded NBA content offerings--to create a new fan experience for the NBA's end-users and new revenue opportunities for the NBA. Under this 10-year services agreement, Convera will provide data and video integration and NBA content management, logging, indexing and retrieval, as well as other related services. Convera will receive in cash a percentage of NBA revenue from the sale of NBA products subject to the services agreement, as well as a percentage of NBA revenues from advertising and sponsorship related to the covered NBA products.

In addition to the services agreement, Convera entered into a contribution agreement with the NBA, under which the NBA contributed certain intangible assets such as all of the NBA know-how related to the creation, development, distribution, marketing and deployment, over the Internet and broadband networks, of products using sports and entertainment content; a database of customer profiles of NBA fans; the right to use certain NBA personnel and a non-exclusive license to the NBA trademark. In exchange for the contribution of these assets, Convera issued 4,746,221 shares of Class A common stock, representing 10% of the total outstanding stock of the Company on that date.

Products

Convera's products enable digital content to be managed and utilized more effectively to increase productivity or reduce expenses. They are used for enterprise information portals, Internet e-business applications, online publishing and by application service providers ("ASPs") and original equipment manufacturers ("OEMs") as value-added components of their offerings. The Convera product family enables digital content to be captured, analyzed, indexed, cataloged, accessed, navigated, searched, secured, retrieved and published via interconnected computer networks, and empowers individuals to locate, share and utilize relevant information quickly, easily and intuitively. Accessible content, or data types, include paper documents, text, databases, word processing documents, PDF (portable document format) files, news feeds, groupware systems, e-mails, images, audio, video and many more.

Convera's software solutions deliver capabilities for ingesting, analyzing and encoding analog or digital video, automatic metadata extraction, speech-to-text conversion, managing video content, video content shot selection, rough-cut editing, edit decision list exporting, web publishing, XML encoding and export of metadata, real-time profiling and retrospective searching, combined full-text and database searching, word meaning-based semantic searching, fault-tolerant pattern recognition based-searching for both text and images, statistical searching, robust search using traditional keyword and Boolean techniques, protecting digital content and business rules from unauthorized modification, use or access, and rights management that govern usage by specifying persistent rights, rules and predictable consequences, and then enforces these upon consumer acceptance.

Convera RetrievalWare(R) features a modular architecture that enables parallel processing on distributed, multi-threaded servers and is designed to support very large content sets and large information systems with thousands of users. Convera RetrievalWare(R) WebExpress is an advanced search engine designed for use by web-driven businesses whose revenues or reputations rely on the ability of their prospects and customers to retrieve accurate information quickly and naturally from their web sites. Convera Screening Room(R) deploys a modular architecture to provide secure, scalable and intuitive access to, and re-expression and publishing capabilities for, video content over intranets, extranets and the Internet. Convera Internet Software Integrity System ("ISIS") encrypts high-value or sensitive digital content with a package of intelligent agents that forms a tamper-resistant, renewable and mobile shield against unauthorized modification, use or access, and that specifies persistent rights and business rules governing use.

Convera offers its software solutions to information systems for workgroups, enterprises and distributed wide area networks, including the Internet and the World Wide Web. The Company also offers professional implementation services to ensure Convera products integrate seamlessly into customer environments, as well as training, consulting and maintenance services to facilitate full implementation and optimal use of its technologies.

End-to-end Content Management and Publishing Service

Built on its expertise in multimedia content management, its core technologies in computational linguistics, image and video processing, tamper-resistant content protection, and its feature-rich applications, Convera enables owners of high-worth branded content to manage, publish and monetize their digital assets through a single-stop, outsourced solution. Targeted at media rich organizations in sports, news and information, entertainment, and training, the Company believes that its service consolidates all of the functions content owners require to increase utilization, Web distribution and monetization of their media content, including ingestion and encoding, automatic metadata extraction, archive creation, indexing and retrieval, re-expression and re-purposing, editing support, video/data integration, content security, business model support (ad insertion, subscriptions, pay-per-view, syndication, e-commerce), packaging for Web distribution, cross platform formatting (56K, broadband, wireless) and management of content distribution to the edge of the network.

Convera technology can also be deployed in the form of an end-to-end content management and publishing service to media-rich organizations for archiving and managing video assets, for exploiting the Internet as a distribution channel and for generating additional revenue through alternative distribution. The Company also offers integration services to ensure the service operates as a seamless extension to the customers' existing content management infrastructure.

Business Strategy

The Company licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and distributes its software products to end users through license agreements with value-added resellers, systems integrators, OEMs, ASPs and other strategic partners. The Company's technology may also be customized and deployed to commercial businesses. Convera's wholly owned subsidiary located in the United Kingdom, Convera Technologies International, Limited ("CTIL"), and CTIL offices located in Germany, and the Company's affiliate in France, Convera France, conduct international sales activities. Except as otherwise noted, Convera and its subsidiaries are collectively referred to hereinafter as "Convera" or the "Company", and for periods prior to the closing of the Combination on December 21, 2000, the "Company" refers to Excalibur Technologies Corporation and its subsidiaries.

The Company can be contacted via email at invest@convera.com and visited at its web site, www.convera.com. Information on the Convera web site is not part of this Form 10-K.

CONVERA PRODUCTS

PRODUCTS

Convera  develops,   markets,  licenses,   services  and  supports  the  Convera
RetrievalWare(R) suite of multimedia search solutions for corporate intranets, Internet e-commerce, online publishing and the OEM market. Products include:

Convera RetrievalWare(R);
Convera RetrievalWare(R)FileRoom;
Convera RetrievalWare(R)WebExpress;
Convera Internet Spider;
Convera RetrievalWare(R)SDK;
Convera Screening Room(R);
Convera Visual RetrievalWare(R);
Convera Video Analysis Engine; and
Convera Internet Software Integrity System.

Convera's products contributed 85% of total revenues in fiscal years 2001, and 100% of total revenues in fiscal years 2000 and 1999.

Convera RetrievalWare(R)

Convera RetrievalWare(R) offers an advanced modular approach to content access and retrieval and is an enabling technology for intranet enterprise portals, web publishing and e-commerce applications. A high-performance, scalable and more accurate alternative to traditional search and retrieval systems, Convera RetrievalWare(R) is a comprehensive software solution designed for enterprise-level content access and retrieval that empowers users to find mission critical data across multiple data types from a common user interface. By integrating the APRP(TM) and semantic network technologies, Convera RetrievalWare(R) delivers superior levels of power and performance throughout the entire information management process, from data capture and indexing to searching, retrieval and dissemination.

With Convera's semantic networks, users can easily and automatically find required information by using all of the power and richness of natural language processing. Convera RetrievalWare(R) incorporates syntax, morphology and the actual meaning of words. The baseline semantic network in the English language version was created from complete dictionaries, a thesaurus and other reference sources, giving users a built-in knowledge base of 500,000 word meanings, 50,000 language idioms and 1.6 million word associations. Users submit plain English queries that are automatically expanded to include related terms and concepts, thereby increasing the likelihood that highly relevant content will be returned. The software recognizes words at the root level, idioms and the multiple meanings of words. This approach eliminates the costs associated with defining keywords, building topic trees, establishing expert rules and sorting and labeling information in database fields. Convera RetrievalWare(R) also supports specialized semantic networks for legal, medical, finance, engineering and other disciplines.

APRP(TM) identifies patterns in digital information. In text applications, it provides fuzzy searching with a high degree of precision and recall, giving end users the ability to retrieve even approximations of search queries with a high degree of confidence that all of the requested information will be returned regardless of errors in spelling or the existence of inconsistencies in the data which may be caused by poor quality of optical character recognition processes. The software works at high speed and supports the rapid development of multi-language text-retrieval systems.

Convera RetrievalWare(R) supports more than 200 document formats stored on file servers, in groupware systems, relational databases, document management systems, intranets and the Internet. Convera RetrievalWare(R) provides real time profiling which enables users to create and save Real Time Agent Queries (Profiles) that will automatically collect incoming documents of interest. The RetrievalWare(R) Profiling Server filters, stores and distributes incoming data from any source including real-time news feeds, relational databases, paper repositories and the RetrievalWare(R) Internet Spider.

The latest version of Convera RetrievalWare(R), RetrievalWare(R) 6.8, was released in the fourth quarter of fiscal year 2001. Version 6.8 is a significant enhancement to the product that includes compatibility with Microsoft Windows 2000 and upgrades to support the latest version of other significant server operating systems, database management systems and groupware products. In addition to the substantial compatibility upgrades, RetrievalWare(R) 6.8 includes a newly engineered user interface, which is the principal component customers see when using the product. The new interface incorporates human factors findings that the Company believes will increase use and acceptance of RetrievalWare(R). The RetrievalWare(R) Internet Spider released with version 6.8 supports the HTTPS/SSL standard, which enables customers to index data stored on secure web sites. In addition, RetrievalWare(R) 6.8 includes support for searching additional non-English languages and improved tools for developers using the Java programming language to integrate search into their web sites and applications.

Convera RetrievalWare(R) provides access to both unstructured and structured information across enterprise networks, workgroup LANs, and intranets. The software may be deployed on a single server or on any number of physical servers. Convera RetrievalWare(R) server solutions can be run on multiple platforms including leading UNIX and Windows NT platforms.

The Convera RetrievalWare(R) product family includes the following components:

         Convera RetrievalWare(R) FileRoom

Convera RetrievalWare(R) FileRoom is built on Convera RetrievalWare(R) technology and is an optional component to allow loading, indexing, viewing and managing scanned documents, images and text. Users access the FileRoom through a hierarchy consisting of FileRoom documents, where each tier in the hierarchy is a container for storing documents. Users can directly view the scanned image of a retrieved document from the FileRoom. Graphs, diagrams, handwritten notations and signatures in the retrieved document are immediately accessible. "Fuzzy" searching capabilities provided by APRP(TM) give users a high level of confidence that their queries will return all of the requested information regardless of the quality of Optical Character Recognition ("OCR") data. Document-level security lets organizations control user access at the fileroom (library), cabinet, drawer, folder and document level.

         Convera RetrievalWare(R) WebExpress

Convera RetrievalWare(R) WebExpress is a stand-alone search and retrieval tool designed for online service providers and content-rich web sites. RetrievalWare(R) WebExpress offers superior search accuracy, performance and scalability, supporting high numbers of concurrent users searching large and heterogeneous document collections.

         Convera Internet Spider

Convera Internet Spider is a multimedia, high-performance web spider/crawler for augmenting the retrieval capabilities of Convera RetrievalWare(R), for stand-alone use, or for integration with other applications. In addition to HTML-based web pages, Convera Internet Spider also retrieves word processing, PDF and multimedia assets including audio, video and images. It is highly configurable and multi-threaded and can provide deep, broad and repetitive crawling. Users who want immediate notification when items of interest arrive can post Agent Profiles to pull links to related documents to their desktops. Components can be deployed on multiple machines for optimum performance and bandwidth.

         Convera RetrievalWare(R) SDK

The Convera RetrievalWare(R) SDK (Software Developer's Kit) is a comprehensive set of tools for building advanced search-based solutions. At its core is a highly scalable, distributed client/server architecture. Independent server processes maximize the efficiency and reliability of document loading, indexing and query handling, and support security and encryption/decryption features. Dedicated server processes enable integration of text search and relational database ("DBMS") storage capabilities through an open DBMS gateway. The client environment is optimized for the development of graphical interfaces using industry standard tools such as Java and Visual Basic. Convera RetrievalWare(R) delivers Visual Basic custom controls, remote procedure calls and open server capabilities as well as engine-level, high-level and client/server application program interfaces ("APIs"). These features speed the development of systems that can support thousands of users and contain custom functionality.

         Convera RetrievalWare(R) Synchronizers

Convera RetrievalWare(R) Synchronizers provide document-level security for users to search the contents of multiple native repositories from a single point of access including Lotus Notes, Microsoft Exchange, Documentum EDMS 98, FileNET Panagon, native file systems and relational database management systems.

Convera Screening Room(R)

Convera Screening Room(R) is a comprehensive solution for video asset management providing scalable access, search and retrieval of video assets, both analog and digital, from any desktop. It provides for real-time capturing, encoding, analyzing, cataloging, browsing, searching and retrieving of video, as well as related captured text (closed captions or speech-to-text conversions) and metadata, over corporate intranets/extranets. Designed to manage video content in Internet portal and corporate intranet environments, Convera Screening Room(R) also supports media, broadcast and entertainment video asset management solutions. It enables users to easily capture analog or digital video, automatically create an intelligent video storyboard, and play it back in any of the industry's standard video file formats. Screening Room(R) users then can automatically browse, search and retrieve precisely what video clips they are looking for without having to play or watch the video in its entirety.

Convera Screening Room(R) combines the APRP(TM) technology for video analysis with Convera RetrievalWare(R)'s indexing capabilities. Convera Screening Room(R) consists of four components: Screening Room(R) Capture, Screening Room(R) Edit, Screening Room(R) Browse and Screening Room(R) Video Asset Server. Screening Room(R) Capture ingests, analyzes and storyboards analog or digital video assets, including live feeds, and extracts, indexes and searches associated metadata such as captured text (both closed-caption text and spoken audio content converted to text), keyframe images of significant scenes and annotations. Screening Room(R) Edit enables users to browse, search, edit and annotate storyboards. In addition, users can select and compile clips from multiple video assets to create new derivative works, export files and metadata in industry-standard XML format, or output new rough-cut edit segments to Edit Decision Lists ("EDLs") for import into higher-end offline editing systems like Avid and Media 100. Screening Room(R) Browse allows user access to catalogs of video assets through any standard web browser. The Video Asset Server indexes and stores captured video assets for instantaneous browsing, search and retrieval in a client/server environment.

Version 2.2, the latest version of Convera Screening Room(R), was released in the fourth quarter of fiscal year 2001. Screening Room(R) 2.2 includes features in the areas of video format support, database support, data import and export, video logging and encoding, metadata logging and storage, and scheduling. Key features include support for encoding and playback of MPEG 2, a format that makes it possible to transmit broadcast-quality video over computer networks; improved interface and options for capturing video; expanded options for importing and exporting video assets and metadata; ability to encode video in several formats simultaneously in a distributed configuration; and the ability to simultaneously populate multiple repositories with XML data during video capture and loading.

In addition to the Convera Screening Room(R) application, the Screening Room(R) product family includes the following components:

         Convera Screening Room(R) Capture (Standalone Version)

Convera Screening Room(R) Capture (Standalone Version) was released in the fourth quarter of fiscal year 2001. The standalone Capture product is a separate packaging of the Capture component of the full Screening Room(R) system and utilizes the same core technology. It provides the ability to log, analyze and encode video, and save the data and video assets in a non-proprietary (XML) format. Screening Room(R) Capture does not require purchase of the entire Screening Room(R) system, and enables loading of video assets and metadata into a third party database or content management system, or otherwise repurposing the asset. Screening Room(R) Capture is also a suitable component for sale to OEM customers.

         Screening Room(R) Capture API

The Screening Room(R) Capture API (Application Programming Interface) enables developers to control the Screening Room(R) Capture component from another program. The Screening Room(R) Capture API can be used to drive Screening Room(R) Capture when that component is delivered as a part of the full Screening Room(R) video asset management system or when the Capture component is delivered in its standalone packaging.

Convera Visual RetrievalWare(R)

Leveraging the APRP(TM) technology, Convera Visual RetrievalWare(R) is a visual retrieval engine and a comprehensive image processing library and programmer's toolkit that enables the development of client/server systems that automatically index and retrieve digital images. Applications range from electronic shopping and digital libraries to document imaging and positive identification. Users can search for visual information directly from their intranet, a corporate database, the Internet, or other sources using images or video clips as clues. Visual data is reduced to a searchable index that is typically less than 10% of the size of the original image and is automatically recognized based on its shape, color and texture. Users submit queries using examples of visual data or by authoring a visual clue with a graphical product. Based on the shape, color and texture of the visual clue, a list of similar or exact matches is returned. The product delivers its advanced retrieval capabilities in an open, flexible, scalable and secure architecture and is designed to be easy to implement and ready for extension.

Convera Video Analysis Engine ("VAE")

Convera Video Analysis Engine is a toolkit that enables developers and programmers to construct applications that analyze and re-purpose video content. VAE analyzes any kind of multi-media/video asset whether it is analog or digital, allows programmers to create multi-threaded applications and has enhanced scalability. The toolkit is available as a Microsoft DirectShow filter or C Library Developer's Kit. Based on the APRP(TM) technology, VAE plugs into applications, enabling highly accurate event-change detection. VAE uses a caching technique that compares a series of video frames based upon "event detectors" dynamically selected by the calling program. The event detectors look for specific occurrences in the video, triggering "event alarms" appropriate to the developer's application. Events include cuts, fades and dissolves.

Convera Internet Software Integrity System ("ISIS")

The Convera Internet Software Integrity System is a software solution that protects content and enforces usage rights for the online distribution of premium digital content such as music, video and books. This solution is designed for developers of content distribution platforms. It uses both standard encryption and patented tamper-resistant software technology to provide strong, persistent content protection to ensure the content stays protected through every link in the content distribution value chain (up to and including the end-user). The encryption technology transforms the content into an unreadable form by unauthorized users. The tamper-resistant software technology ensures only authorized, protected decryption of the content by hiding critical code, keys and other secrets from observation, and detecting attempts to break security mechanisms. The combination of these technologies in ISIS thwarts illicit copying, use and redistribution of digital content.

The Internet Software Integrity System includes client and server-side components as well as tools. The tools package the content for protected distribution. The client-side security components act like unique locks and keys for each user to access the protected content. The client components enforce usage rules such as allowing the user to access the content only on a particular PC and to copy the content only a certain number of times. These components are manufactured in large volume, typically one unique component per user. By creating unique security components for each user, ISIS reduces the value of a successful attack on each component thus reducing the incentive to break the system and preventing any global breaks. The server-side components manage the distribution and updating of the client-side components. The server periodically updates or "renews" the client-side components in order to reduce further the value and incentive of breaking the security system.

TECHNICAL SUPPORT, IMPLEMENTATION SERVICES AND EDUCATION

Convera provides technical support, or maintenance, to customers through its technical support personnel located in the Company's Columbia, Maryland, Carlsbad, California and Windsor, United Kingdom facilities and through certain product distributors. Technical support consists of bug fixes, telephone support and upgrades or enhancements of particular software products when and if they are released. Technical support typically is provided to customers under a renewable annual contract. All Convera service plan customers have access to the Convera Online Technical Support web site that provides the latest product information, general service updates and web forums for technical discussions. The web site also provides electronic forms for opening technical support cases and suggesting product, service and Company enhancements.

The Company also provides on-site implementation and consulting services to its customers through employee and independent consultants who have been trained and certified by the Company. Implementation and consulting services are offered as a package or on a time-and-materials basis. The Company conducts training seminars at its offices in Vienna, Virginia; Carlsbad, California; and Windsor, UK, as well as on-site training for its customers and distribution channel partners. Training customers typically pay on a per-course basis for regularly scheduled classes and on a per-day basis for on-site or dedicated courses.

CONVERA END-TO-END CONTENT MANAGEMENT AND PUBLISHING SERVICE

Convera's technology can also be deployed in the form of an end-to-end content management and publishing service for media rich organizations wishing to manage their media content and monetize it through Internet distribution. The service incorporates Convera's core technologies and capabilities in content acquisition, content management, content security and content publishing to provide a consolidated platform for managing and publishing media content. Revenue derived from the deployment of Convera's technology in this manner accounted for 15% of total consolidated revenues in fiscal year 2001.

Convera's  end-to-end  content  management  and  publishing  capability  enables owners of high-worth branded content to manage, publish and monetize their digital assets through a single-stop, outsourced solution. Targeted at media rich organizations in sports, news and information, entertainment, and training, the service consolidates all of the functions content owners require to increase utilization, Web distribution and monetization of their media content, including ingestion and encoding, automatic metadata extraction, archive creation, indexing and retrieval, re-expression and re-purposing, editing support, video/data integration, content security, business model support (ad insertion, subscriptions, pay-per-view, syndication, e-commerce), packaging for Web distribution, cross platform formatting (56K, broadband, wireless) and management of content distribution to the edge of the network.

MARKETING AND DISTRIBUTION

The Company's sales and marketing strategy focuses on the licensing of Convera products to customers both through a direct sales force and through strategic partners and OEMs, and on the sale of Convera's end-to-end service directly to end user customers. The Company's targeted customer groups include the world's largest corporations, government agencies and other institutions, large computer systems integrators, Web-driven businesses, and media-rich organizations such as sports leagues, news and information providers, entertainment organizations and training companies.

Members of the North American sales team are located throughout the United States and Canada, and the majority of the overseas sales team is located in the United Kingdom. The Company typically licenses its Convera RetrievalWare(R) and Convera Screening Room(R) products to end users as either an enterprise-wide or work-group level solution, licenses its Convera ISIS product to OEM customers and third party software vendors who distribute through their own sales channels, and offers its end-to-end content management and publishing service to end users for monthly fees or in some cases through royalty payments as a percentage of revenue.

Marketing efforts focus on building brand awareness and establishing demand for the Company's products and end-to-end content management and publishing service, and include advertising, public relations, trade show participation, direct mail and electronic marketing campaigns and telemarketing/lead management activities. The Company's home page on the World Wide Web, www.convera.com, is an integral part of its marketing and sales efforts. Through the web site, prospective customers can learn about the suite of Convera products and conduct online demonstrations of products, while existing customers can enroll in training courses and access password-protected areas for technical and other customer support.

PRODUCT DEVELOPMENT AND ADVANCED RESEARCH

The Company's primary technologies are its semantic network processing techniques, proprietary adaptive pattern recognition processing software (APRP(TM)) and patented tamper-resistant software for protecting digital content.

Convera's semantic network leverages lexical knowledge at the highest level, offering a system that will search for specific word meanings enriched by related terms and concepts. With semantic networks, users find information using natural language processing. Semantic networks incorporate syntax, morphology and the actual meaning of words as defined by published dictionaries and other reference sources.

APRP(TM) consists of software architecture for processing digital information to extract patterns in the primary types of computerized data: text, image, audio and video. The system provides high-speed pattern recognition that can be used to store, categorize, retrieve and refine data. The processing of digital patterns provides users with a way to store and use computerized data faster with more flexibility and with fewer data storage requirements than competing systems. The Company's pattern recognition methods use neural computing techniques to process data in a non-algorithmic, parallel fashion by generating responses to input data. Systems utilizing these methods are unlike traditional computer systems and are now being used in areas where traditional systems have been inefficient, such as natural language, machine vision, robotics, pattern matching and signal recognition. Neural computing systems are "trained" by processing data, not by programming. Once the system has extracted patterns from the digital data, these patterns can be sorted, labeled and used to make decisions.

Convera's patented tamper-resistant content protection technologies work together as a package of intelligent agents that encrypts digital assets and establishes a renewable and mobile shield against unauthorized modification, access and use. In addition, the technologies can specify persistent rights and business rules that govern usage of the protected content and stipulate three layers of authorization: user, content and device on which the content will be consumed.

The Company's research and development program focuses on enhancing and expanding the capabilities of its Convera RetrievalWare(R), Screening Room(R) and ISIS products to address additional markets and market requirements, and on exploring and applying its proprietary technologies in new areas such as media asset management and multimedia content retrieval, for example. The Company believes the market is emerging for search products that can index and retrieve unstructured text and multimedia data types. To that end, the Company is evaluating a multimedia server architecture which would provide integrated multimedia search and retrieval.

Certain elements of the Company's software products are supplied to the Company by other independent software vendors under license agreements with varying terms. Pursuant to these agreements, the Company makes periodic royalty payments based on either revenues or units. The technologies acquired by the Company in this manner include word processing filters, optical character recognition engines, dictionaries and thesauri in electronic form, image and audio processing, and face and speech recognition technologies.

The  Company  has  conducted   research  and  product   development  of  pattern
recognition and natural language systems since 1980. Research and product development expenditures for the development of new products and enhancements to existing products were approximately $13.0 million, $9.5 million and $8.3 million, respectively, in the fiscal years ended January 31, 2001, 2000 and 1999.

PROTECTION OF PROPRIETARY TECHNOLOGY

The Company regards its software as proprietary and relies primarily on a combination of patents, copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, software distribution protection agreements and other intellectual property protection methods to safeguard its technology and software products. The Company also obtains trademark protection for its various product brand names and Company name. The Company has three patents and eight patent applications currently pending before the Patent and Trademark Office, each intended to protect technology-related assets of the Company. The Company also relies upon its efforts to design and produce new products and upon improvements to existing products to maintain a competitive position in the marketplace.

COMPETITION

Competition in the information technology industry in general, and the software development industry in particular, is intense. The Company competes in multiple markets, including the traditional information retrieval and content management market segments as well as the emerging market segment for digital rights management. These market segments have current and potential competitors who are larger and more established than the Company and have significantly greater financial, technical, marketing and other resources than the Company. In the information retrieval and content management market segments, the Company considers its principal competitive advantages to be the architecture, extensibility to multiple data types and performance of its content management applications. The Company also believes the superior language handling and content publishing capabilities of its products are competitive advantages. In the emerging market for digital rights management, the Company considers its competitive advantages to be the tamper-resistance, persistence, renewability and mobility of its content protection technologies and the comprehensive content management, business model support and Internet distribution capabilities of its end-to-end service.

Compared to its primary competition, the Company believes its applications provide users with: (1) more accurate results due to the semantic network and APRP(TM) technologies, (2) an environment that is more scalable due to the distributed search architecture, and (3) more comprehensive search capabilities due to the ability to search multiple types of data. The Company believes its content protection technologies provide users a high level of confidence that only authorized users will access protected content due to the encryption and tamper-resistance technologies; and the Company's end-to-end service provides users with a reliable outsource solution due to the integration of all necessary content acquisition, management, enhancement, security and distribution technologies into a one-stop solution.

The Company competes with numerous companies depending on the target market for its products. Most often, the Company competes directly with companies such as Verity, Inc. and Autonomy, Inc. to provide search solutions to the corporate intranet, Internet e-commerce, online publishing and the OEM market. The Company primarily competes with Virage, Inc. to provide video content management solutions to Internet portals and corporate intranets, and competes with InterTrust Technologies Corporation, RealNetworks, Inc., Microsoft and ContentGuard Holdings, Inc. to provide digital rights management solutions to OEM and third-party vendor accounts. Convera believes it is the first to consolidate the capabilities offered by its various competitors into a single-source. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not materially adversely affect the Company's operating results and financial condition. The Company's activities currently are subject to no particular regulation by governmental agencies other than those routinely imposed on corporate businesses and no such regulation is now anticipated.

SEGMENT INFORMATION

As a result of the Combination in fiscal year 2001, the Company changed the structure of its organization to reflect one reportable segment. The Company has restated the corresponding segment information for earlier periods presented. Beginning in fiscal year 2000, the Company had aligned its business into two operating segments, differentiating between text and visual product lines. The Company's business is no longer analyzed in this manner. All of the Company's revenues are from external customers.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $5.0 million, $4.4 million and $4.5 million, respectively, in the fiscal years ended January 31, 2001, 2000 and 1999. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 10%, 12% and 16%, respectively.

Financial information is located in the consolidated financial statements beginning on page F-3. Additional information related to segment reporting can be found in Note 9 to the consolidated financial statements contained herein.

EMPLOYEES

The Company had 359 employees at January 31, 2001, of whom 166 were in research and development, 107 in sales and marketing, 47 in technical support, professional services and training and 39 in finance and administration. The employees are not covered by collective bargaining agreements, and the management of the Company considers relations with employees to be good. Competition for qualified personnel within the Company's industry is intense. There can be no assurance that the Company will be able to continue to attract, hire or retain qualified personnel and the inability to do so could have a material adverse effect upon the Company's operating results and financial condition.


Item 2.       Properties

The Company's corporate headquarters facilities are occupied under a lease agreement that expires in calendar year 2004 for a total of approximately 18,700 square feet of space in an office building located at 1921 Gallows Road, Vienna, Virginia 22182.

The Company's principal development and customer support centers are located in Carlsbad, California; Columbia, Maryland; Lafayette, Colorado; and Hillsboro, Oregon. The company leases additional space for sales and administrative functions in New York, New York and San Jose, California.

The Company leases space in Windsor, England and commercial office suites in Paris, France, and in Munich and Frankfurt, Germany in support of its international sales operation.

The Company believes that its facilities are maintained in good operating condition and are adequate for its operations.


Item 3.       Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 4.       Submission of Matters to a Vote of Security Holders

The Excalibur Technologies Corporation Annual Meeting of Shareholders was held December 21, 2000. At the meeting, Excalibur's shareholders approved the Agreement and Plan of Contribution and Merger dated as of April 30, 2000, as amended, by and among Excalibur, Intel, Convera and Excalibur Transitory, Inc., a wholly owned subsidiary of Convera (the "Merger Agreement"). For the approval of the Merger Agreement, the vote was 12,371,358 shares for; 14,598 shares against; and 2,150 shares abstaining. Upon completion of the Combination, Excalibur became a wholly owned subsidiary of Convera. Excalibur's name has been changed to Convera Technologies, Inc.

For the approval of the Convera 2000 Stock Option Plan, which was in connection with and a condition to the Combination, the vote was 9,517,708 shares for; 2,846,342 shares against; and 24,056 shares abstaining.

For the approval of two corporate governance provisions of Convera's amended and restated certificate of incorporation and bylaws, the vote was 12,060,647 shares for; 323,170 shares against; and 4,289 shares abstaining.

For the election of ten members to the Excalibur board of directors for terms expiring at the completion of the combination, or at the 2001 annual meeting if the Combination was not approved, the vote was as follows:

                             Number of Shares Voted
                           For              Withheld

Donald R. Keough:          12,049,803       338,303
Herbert A. Allen:          12,049,783       338,303
Susan K. Allen:            12,035,733       352,353
Patrick C. Condo:          12,049,733       338,353
Richard M. Crooks:         12,070,913       317,173
John S. Hendricks:         12,070,913       317,173
W. Frank King III:         12,070,888       317,198
John G. McMillian:         12,070,913       317,173
Philip J. O'Reilly:        12,070,913       317,173
Harry C. Payne:            12,070,913       317,173

For the approval of the amendment to Excalibur's 1996 Employee Stock Purchase Plan, the vote was 12,281,164 shares for; 103,749 shares against; and 3,193 shares abstaining.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Class A common stock is traded in the over-the-counter market and is listed on the National Market System of the NASDAQ Stock Market under the symbol "CNVR." As a result of the Combination, the Excalibur common stock, traded under the symbol "EXCA," ceased to be listed on the Nasdaq National Market. In the Combination, the Excalibur common stock was converted on a one-for-one basis into Convera Class A common stock.

The following table sets forth the high and low sale prices for the Class A common stock for the period from December 22, 2000 through January 31, 2001 and for Excalibur common stock for the period February 1, 1999 through December 21, 2000, as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 2001 was 1,021. The Company has never declared or paid dividends on its common stock and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.


                                                                     High               Low

           Fiscal 2001 (February 1, 2000 - January 31, 2001)

           First Quarter....................................      $  45   3/8         $ 21  5/16
           Second Quarter...................................         59   1/2           26 25/64
           Third Quarter....................................         70   3/16          40
           Fourth Quarter...................................         58   1/2           13

           Fiscal 2000 (February 1, 1999 - January 31, 2000)

           First Quarter....................................      $  19   7/8         $  8  3/4
           Second Quarter...................................         17   5/16           9  9/32
           Third Quarter....................................         12   7/8            7  5/8
           Fourth Quarter...................................         25   1/2            9  1/4


Item 6.       Selected Financial Data

The selected financial data presented below have been derived from the Company's consolidated financial statements. The balance sheet data as of January 31, 2001 and 2000, and the statement of operations data for the fiscal years ended January 31, 2001, 2000 and 1999 should be read in conjunction with such consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The Combination was accounted for using the purchase method of accounting. All references in this Form 10-K to financial results for the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.



------------------------------------------------------------------------------------------------------------------------
                                                                  Fiscal Years Ended January 31,
                                                 2001             2000           1999            1998           1997
                                                 ----             ----           ----            ----           ----
Statement of Operations Data:                                  (in thousands, except per share data)
Revenues:
     Software...............................$     37,299    $    32,649    $     22,741     $    17,202    $   15,866
     Maintenance............................       6,621          5,285           5,198           5,215         4,393
                                            --------------  -------------  ---------------  -------------  -------------
   License-related.........................       43,920         37,934          27,939          22,417        20,259
   Services (3).............................       7,602              -               -               -             -
                                            --------------  -------------  ---------------  -------------  -------------
                                                  51,522         37,934          27,939          22,417        20,259
                                            --------------  -------------  ---------------  -------------  -------------

Cost of revenues:
     Software ..............................       8,288          4,724           3,697           2,957         1,630
     Maintenance ...........................       1,474          2,143           1,320           1,219         1,618
                                            --------------  -------------  ---------------  -------------  -------------
   License-related .........................       9,762          6,867           5,017           4,176         3,248
   Services ................................       7,846              -               -               -             -
                                            --------------  -------------  ---------------  -------------  -------------

                                                  17,608          6,867           5,017           4,176         3,248
                                            --------------  -------------  ---------------  -------------  -------------


Gross margin................................      33,914         31,067          22,922          18,241        17,011
                                            --------------  -------------  ---------------  -------------  -------------


Operating expenses:
   Sales and marketing......................      22,345         16,210          13,501          13,184        14,430
   Research and product development.........      12,968          9,456           8,328           6,405         6,288
   General and administrative...............       6,279          5,402           4,775           4,884         3,906
   Amortization of goodwill & other
     intangible assets (4)..................      15,672            118             111              82             -
   Acquired in-process research and
     development............................         800              -               -           1,284             -
   Restructuring costs......................           -              -               -             577             -
                                            --------------  -------------  ---------------  -------------  -------------
                                                  58,064         31,186          26,715          26,416        24,624
                                            --------------  -------------  ---------------  -------------  -------------

Operating loss..............................     (24,150)          (119)         (3,793)         (8,175)       (7,613)

Interest income, net........................       1,368            250             239             374           781
Equity in net loss of affiliate.............           -              -            (300)           (525)         (341)
Write-off of investment in affiliate........           -           (471)              -               -             -
                                            --------------  -------------  ---------------  -------------  -------------

Net loss....................................     (22,782)          (340)         (3,854)         (8,326)       (7,173)


Dividends on cumulative, convertible
preferred stock.............................          10             14              14              14            14
                                            --------------  -------------  ---------------  -------------  -------------

Net loss applicable to common stock.........$    (22,792)   $      (354)   $     (3,868)    $    (8,340)   $   (7,187)
                                            ==============  =============  ===============  =============  =============

Net loss per common share - basic and
   diluted..................................$      (1.22)   $     (0.02)   $      (0.29)    $     (0.64)   $    (0.58)

Weighted-average number of common shares
   outstanding - basic and diluted..........      18,714         14,282          13,526          12,934        12,351



Balance Sheet Data (1) (at end of period)

Cash and cash equivalents...................$     37,061    $    10,884    $      5,851     $     4,939    $    2,685
Working capital.............................     166,543         19,288           8,006           9,748        14,566
Total assets................................   1,026,445         30,687          19,712          20,045        26,147
Accumulated deficit.........................     (78,920)       (56,138)        (55,798)        (51,945)      (43,619)
Total shareholders' equity (2)..............   1,015,058         22,305          13,174          13,098        18,563

(1)      The Company had no significant long-term debt for any of the periods presented.
(2)      No dividends have been declared or paid on the Company's common stock.
(3)      Services revenue derived from end-to-end content management and publishing service.
(4)      FY 2001 amortization primarily related to merger with Intel's IMS division.


Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Overview

The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.

The Company principally earns revenues from the licensing of its software products to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company also offers certain end-to-end content management and publishing services focused on branded content owners that wish to outsource the management and monetization of their digital assets. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers, application service providers and other strategic partners. Revenues are provided under software licenses with new customers and from the related sale of product maintenance, training and implementation support services. Additions to the number of authorized users, upgrades to newer product versions and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and upgrades or enhancements of particular software products when and if they are released.

On December 21, 2000, Excalibur and Intel consummated the Combination. At the completion of the Combination, Excalibur became a wholly owned subsidiary of Convera, each outstanding share of Excalibur common stock was converted into one share of Class A common stock of Convera, and Intel contributed to Convera IMS division, intellectual property assets and other assets used by that division, as well as approximately $155 million in cash, with $150 million at closing and the balance payable in fiscal year 2002 to fund retention bonuses to former Intel employees, in exchange for 14,949,384 shares of Class A common stock of Convera and 12,207,038 shares of Class B non-voting common stock.

All references in this Form 10-K to financial results for the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

The Combination has been accounted for using the purchase method of accounting. The purchase price for the IMS division was determined to be approximately $925.1 million, which included approximately $2 million in transaction costs, less approximately $600,000 in costs to register and issue the shares. The shares issued to Intel as consideration for the contributed assets were valued based on the existing market price when the Combination was announced. The purchase price was allocated to the assets acquired based on their estimated fair values on the acquisition date. In connection with the Combination, the Company recorded approximately $769.8 million in goodwill, which is being amortized on a straight-line basis over six years.

In connection with the Combination, the Company recorded a charge for acquired in-process research and development ("IPRD") of approximately $800,000 in the fiscal year ended January 31, 2001The purchased IPRD represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at December 21, 2000, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of market size and growth factors, expected industry trends, the anticipated nature and timing of product introduction and the estimated life of the underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after tax cash flows. Projected operating expenses include cost of sales, sales and marketing and general and administrative expenses. The other intangible assets acquired from Intel included certain developed technology and an existing workforce as well as certain existing and in-process customer contracts. For the fiscal year ended January 31, 2001, the Company recorded amortization of goodwill and other intangible assets of $15.7 million.

The IMS division had contracts in process at the time of the Combination, which were being accounted for using the completed contract method, and accordingly, revenue was deferred until all remaining costs, obligations and potential risks were insignificant and the contract deliverables were agreed to and accepted by the customer. Convera has continued to account for the existing contributed contracts using the completed contract method of accounting. For purposes of determining the value of these contributed contracts at the date of acquisition, management considered the total amounts to be received under each contract. As these contracts are completed by Convera, revenue and the related costs, including profit on work performed by Convera subsequent to the acquisition, will be recognized. Existing contracts that were completed prior to January 31, 2001 resulted in aggregate revenue recognition of approximately $7.6 million recorded as services revenues and approximately $700,000 recorded as software revenues. The associated costs recognized related to these contracts were approximately $7.5 million included in cost of services revenues and approximately $400,000 included in cost of software revenues. The Company expects to complete the remaining contributed contracts during the fiscal year ending January 31, 2002.

In September 2000, Intel and the National Basketball Association ("NBA") entered into a master services agreement, which Intel contributed to Convera on December 21, 2000, for the distribution of personalized highlights, archival material, television broadcast enhancements and real time distribution of NBA games over broadband networks. Convera and the NBA are working together to create a hosted, end-to-end solution that transforms video footage and other data into a searchable database of rich-media interactive content assets and then manages those assets--archiving, enhancing, protecting, and managing their distribution as branded NBA content offerings--to create a new fan experience for the NBA's end-users and new revenue opportunities for the NBA.

Under this 10-year services agreement, Convera will provide data and video integration and NBA content management, logging, indexing and retrieval, as well as other related services. Convera will receive in cash a percentage of NBA revenue from the sale of NBA products subject to the services agreement, as well as a percentage of NBA revenues from advertising and sponsorship related to the covered NBA products. The NBA will have the exclusive right to make all sales of NBA products. The NBA products will include highlights on demand, archive online, television broadcast enhancements and real time distribution of NBA games over broadband networks. Convera will be the NBA's provider of services related to the development and distribution of those products for the term of the services agreement, subject to the NBA's right to authorize major telecasters and certain other third parties to provide television broadcast enhancements and real time distribution of NBA games.

In addition to the services agreement, Convera entered into a contribution agreement with the NBA, under which the NBA contributed certain intangible assets such as all of the NBA know-how related to the creation, development, distribution, marketing and deployment, over the Internet and broadband networks, of products using sports and entertainment content; a database of customer profiles of NBA fans; the right to use certain NBA personnel and a non-exclusive license to the NBA trademark. In exchange for the contribution of these assets, Convera issued 4,746,221 shares of Class A common stock, representing 10% of the total outstanding stock of the Company on that date.

Results of Operations

For the fiscal year ended January 31, 2001, total revenues were $51.5 million, an increase of 36% over total revenues of $37.9 million in fiscal year 2000. The net loss for fiscal year 2001 was $22.8 million, or $1.22 per common share, compared to a net loss of $0.3 million, or $.02 per share in the prior year. For the fiscal year ended January 31, 2000, total revenues increased 36% over total revenues of $27.9 million in fiscal year 1999. The net loss in fiscal year 1999 was $3.9 million, or $0.29 per common share.

The Company uses EBITDA (earnings before interest, taxes depreciation and amortization) as an additional measure of performance. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to net loss or as an indicator of Convera's operating performance. The Company believes that EBITDA is widely used by analysts, investors and other interested parties as a financial measure. EBITDA is not necessarily comparable with similarly titled measures for other companies.

For the fiscal year ended January 31, 2001, the EBITDA loss was $4.0 million, or $0.21 per common share compared to a positive EBITDA of $3.4 million, or $0.24 per common share in fiscal year 2000. For fiscal year 1999, EBITDA loss was $1.4 million, or $0.11 per common share.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, and EBITDA for each of the three fiscal years in the period ended January 31, 2001 (dollars in thousands).


------------------------------ -------------------------------------------------------------------- --- --------- --- ---------
                                                                                                        Increase      Increase
                                                                                                        (Decrease)    (Decrease)
                                                                                                        from          from
                                               Components of Revenue and Expenses                       2000 to       1999 to
                                                                                                          2001          2000
                                                 Fiscal years ended January 31,
                                      2001                    2000                     1999
Revenues:                          $          %            $          %             $         %            %             %
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
                                 $37,299       72%       $32,649       86%        $22,741      81%          14%           44%
   Software

   Maintenance                     6,621       13%         5,285       14%          5,198      19%          25%            2%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
                                  43,920       85%        37,934      100%         27,939     100%          16%           36%
 License-related

 Services                          7,602       15%            --       --              --      --           --            --
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
      Total revenues             $51,522      100%       $37,934      100%        $27,939     100%          36%           36%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------

Expenses:

   Cost of license-related
      revenues                    $9,762       19%        $6,867       18%         $5,017      18%          42%           36%

   Cost of services revenues       7,846       15%            --       --              --      --           --            --

   Sales and marketing            22,345       44%        16,210       43%         13,501      48%          38%           20%

   Research and product
      development                 12,968       25%         9,456       25%          8,328      30%          37%           14%

   General and administrative      6,279       12%         5,402       14%          4,775      17%          16%           13%

   Amortization of goodwill
      and other intangible
      assets                      15,672       30%           118       --             111      --        13181%           --

   Acquired in-process
      research and
      development                    800        2%            --       --              --      --           --            --
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
      Total expenses             $75,672      147%       $38,053      100%        $31,732     113%          53%           20%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
Operating loss                  $(24,150)                  $(119)                 $(3,793)                 N/A           N/A

Other income (expense), net        1,368                    (221)                     (61)                 N/A           N/A
                               -----------             -----------              ----------

Net loss                        $(22,782)                  $(340)                 $(3,854)                 N/A           N/A
                               ===========             ===========              ==========



                                             Fiscal years ended January 31,
                                  2001                    2000                    1999
                               -----------             -----------              ----------

EBITDA:
Operating loss                  $(24,150)                  $(119)                 $(3,793)
Depreciation                       1,329                   1,323                    1,375
Amortization of goodwill and
   other intangible assets        15,672                     118                      111
Amortization of other assets       2,327                   2,105                      869
Acquired in-process research
   and development                   800                      --                       --
                               -----------             -----------              ----------

                                 $(4,022)                 $3,427                  $(1,438)
EBITDA (loss)                  ===========             ===========              ==========


Revenues

Software revenues, which include amounts generated through software licensing and implementation services, increased 14% to $37.3 million in fiscal year 2001 from $32.6 million in fiscal year 2000 and increased 44% in fiscal year 2000 from $22.7 million in fiscal year 1999. The increase in software revenues in all periods was primarily attributable to increased sales of the Company's digital content management products to larger corporations and government organizations building intranets, sales to online service providers and e-commerce businesses and sales to the original equipment manufacturer ("OEM") market. Each year's increase reflects continued contributions from existing and new OEMs who have chosen the Company as a key search component in their product offerings. During fiscal years 2001 and 2000, OEM relationships provided approximately 18% and 33% of total software revenues, respectively.

During the year ended January 31, 2000, the Company recognized approximately $4.3 million in revenues from an OEM agreement with NCR, which provided NCR with the rights to integrate the Company's products in the NCR TOR solution. Under this arrangement, NCR also has the right to resell the Company's full product line. NCR will pay the Company royalties when they resell the Company's products to end users. No value was assigned to the reseller arrangement since NCR was not obligated to resell the Company's products. Thus, all of the consideration received in connection with this contract was assigned to the integration services. Revenues derived from the NCR agreement were approximately $1.2 million for the year ended January 31, 2001. The Company also generated approximately $2.8 million and $2.3 million for the years ended January 31, 2000 and 1999, respectively, from an OEM arrangement with StorageTek.

Maintenance revenues were $6.7 million in fiscal year 2001, compared to $5.3 million and $5.2 million in fiscal years 2000 and 1999, respectively. The increase in maintenance revenue in fiscal years 2001 and 2000 was primarily attributable to an increase in the number of RetrievalWare(R) customers. Maintenance revenues as a percentage of total revenue has decreased each year based primarily on the increase in revenues from OEM and other reseller agreements that do not have as significant of a maintenance component.

Convera offers its end-to-end content management and publishing services to media-rich organizations as an outsource solution for archiving and managing video assets, for exploiting the Internet as a distribution channel and for generating additional revenue through alternative distribution. The Company also offers integration services to ensure the service operates as a seamless extension to the customers' existing content management infrastructure. Revenues from services in 2001 were $7.6 million, reflecting the transition of and completion of one of the contracts assigned in the Combination under the completed contract method of accounting.

Revenues from international operations are provided primarily by software licenses with various European commercial and government customers and a well-established European reseller network. The Company's international sales operation, Convera Technologies International, Ltd. ("CTIL"), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL grew 40% in fiscal year 2001 to $12.9 million from $9.2 million in fiscal year 2000 compared to 25% in fiscal year 2000 from $7.3 million in fiscal year 1999. The Company terminated its relationship with ETNV, a Belgian Company incorporated in June 1996, to sell and market the Company's products and services within a territory that included most of Northern Europe and Italy, in the first quarter of fiscal year 2000. No revenues related to the ETNV agreement were recognized in fiscal year 2000.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately 10%, 12% and 16% of total revenues for fiscal years 2001, 2000 and 1999, respectively. One customer accounted for 15% of revenues during fiscal year 2001. In fiscal years 2000 and 1999, revenues derived from one customer accounted for 12% and 11%, respectively, of total Company revenues.

Cost of Revenues

Cost of license related revenues increased 42% to $9.8 million in fiscal year 2001 from $6.9 million in fiscal year 2000. In fiscal year 2000, cost of license related revenues increased 36% from $5.0 million in fiscal year 1999. The increase in both fiscal years was related primarily to the sales volume increase and greater royalty expense associated with new features included in the Company's products that were derived from other third party software products.

Cost of services represents the personnel and other costs incurred in connection with performing on the Company's service related contracts. For the year ended January 31, 2001, the cost of services primarily represents those costs incurred in connection with the completion of the contracts accounted for using the completed contract method of accounting.

Operating Expenses

Sales and marketing expenses increased 38% to $22.3 million in fiscal year 2001 from $16.2 million in fiscal year 2000. In fiscal year 1999, sales and marketing costs were $13.5 million. Growth in expenditures for marketing programs and in the number of sales and marketing personnel was responsible for the expense increase in 2001. Sales and marketing personnel increased from 72 to 107 from January 31, 2000 to January 31, 2001. Growth in marketing program expenses and the opening of the new Germany sales office were responsible for the increase in fiscal year 2000 expenses. Sales and marketing expenses were 43% of revenues in fiscal years 2001 and 2000 compared to 48% in fiscal year 1999.

Research and product development costs increased 37% to $13.0 million in fiscal year 2001 from $9.5 million in fiscal year 2000, representing 25% of revenues in both periods. The fiscal year 2001 increase was due to growth in the text and video product engineering staffs and the addition of engineering personnel in connection with the merger with Intel's IMS division. The fiscal year 2000 increase was largely due to expenses associated with a development contract with StorageTek. The agreement with StorageTek was an OEM, licensing and distribution agreement that gave StorageTek the right to integrate the Company's software products with StorageTek equipment. The Company was responsible for the development of new features and interfaces to the standard products covered under the OEM portion of the agreement. Since the services were considered essential to the functionality of the license, the OEM portion of this agreement was recognized on a percentage of completion basis. The Company completed its development obligations under the agreement during fiscal year 2000. Expenses associated with this agreement were classified as research and development costs and cost of maintenance revenues. Text and video research and development expenses also increased in fiscal year 2000 compared to fiscal year 1999 as the Company continued to invest in the enhancement of its RetrievalWare(R) and video products. Research and development expenses were $8.3 million, or 30% of revenues in fiscal year 1999.

General and administrative expenses increased 16% in fiscal year 2001 to $6.3 million from $5.4 million in fiscal year 2000, representing 12% and 14% of revenues, respectively. The increase in fiscal year 2001 was due to growth in personnel required to support the Company's expanding operations. The increase in fiscal year 2000 was driven by increased corporate expenses including legal and accounting costs. In fiscal year 1999, general and administrative expenses were $4.8 million, or 17% of revenues.

Amortization of goodwill and other acquisition related intangible assets was approximately $15.7 million for the year ended January 31, 2001. The majority of this amount relates to amortization of goodwill and intangible assets related to the Combination from the December 21, 2000 closing date to the end of the fiscal year. This amount also includes approximately $1.0 million in amortization of the intangible assets acquired from the NBA pursuant to the contribution agreement. The write-off of acquired in-process research and development related to the Combination was $0.8 million. Amortization expenses of $118,000 and $111,000 for the years ended January 31, 2000 and 1999, respectively, related to goodwill from an acquisition made in the second quarter of fiscal year 1998.

Total expenses for fiscal year 2001 were $75.7 million, a 99% increase from total expenses of $38.1 million in the prior fiscal year. In fiscal year 2000, total expenses increased by 20% from $31.7 million in fiscal year 1999. The change in the net loss per share, from $0.02 per common share in fiscal year 2000 to $1.22 per common share in fiscal year 2001, was primarily due to the significant increase in amortization expense and in the number of weighted average shares outstanding related to the Combination.

The total number of employees increased from 208 at January 31, 2000 to 359 at January 31, 2001. The Company had 201 employees at January 31, 1999.

Other income increased to $1.4 million from a loss of $0.2 million in fiscal year 2000 and a loss of approximately $60,000 in fiscal year 1999. The increase in fiscal year 2001 primarily represents interest income from the investment of the $150 million contributed by Intel as part of the Combination. A charge of $0.5 million related to the termination of the Company's agreement with Excalibur Technologies N.V. ("ETNV") was the primary cause of the change in other income from fiscal year 1999 to fiscal year 2000.

Liquidity and Capital Resources

The Company's combined balance of cash, cash equivalents and short-term investments at January 31, 2001 as compared to January 31, 2000 is summarized below (in thousands). At January 31, 2000, investments consisted of a certificate of deposit pledged to collateralize a letter of credit.


                                      January 31,         January 31,             Change
                                         2001                 2000
                                     --------------      ---------------      ----------------
              Cash and cash
               equivalents           $      37,061       $       10,884       $        26,177
              Investments                  119,083                  178               118,905
                                     -- -----------      --- -----------      --- ------------
               Total                 $     156,144       $       11,062       $       145,082
                                     == ===========      === ===========      === ============


In fiscal year 2001, the Company's operating activities used $7.8 million of cash. The net loss of $22.8 million was offset by non-cash charges of $18.6 million, including $15.7 million of amortization of goodwill and other intangibles, $0.8 million of acquired in-process research and development, $1.3 million of depreciation, and $0.8 million in bad debt expense. Increases in accounts receivable and prepaid expenses used $5.1 million and $1.8 million, respectively, while increases in accounts payable, accrued expenses and deferred revenues together contributed $3.3 million. The Company's operating activities used cash of $3.3 million in fiscal year 2000. The net loss of $0.3 million was offset by non-cash charges of $2.7 million, including $1.4 million in depreciation and amortization, $0.8 million in bad debt expense and $0.5 million for the write-off of the Company's investment in Excalibur Technologies N.V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. Increases in accounts receivable used $8.7 million while increases in accounts payable and accrued expenses provided $0.6 million. Reductions in prepaid expenses and an increase in deferred revenues together provided $2.5 million. The Company's operating activities used cash of $3.0 million in fiscal year 1999. The net loss of $3.9 million was offset by non-cash charges of $2.3 million, including $1.5 million in depreciation and amortization, $0.5 million in bad debt expense and $0.3 million for the Company's share of the net loss of ETNV and amortization of ETNV warrants. Reductions in accounts receivable provided $2.3 million while increases in prepaid expenses used $3.4 million. Reductions in accounts payable, accrued expenses and deferred revenues used $0.3 million.

Investing activities contributed $27.5 million in cash in fiscal year 2001. The Company received cash of $150 million in connection with the Combination. Shortly after consummation of the Combination, the Company purchased short-term investments, in the form of United States Treasury Bills, totaling approximately $119 million. Additionally, costs incurred in relation to the Combination used $2.0 million. Equipment and leasehold improvement purchases used $1.8 million. During fiscal year 2000, investing activities used $1.2 million principally due to the purchase of equipment and leasehold improvements. In fiscal year 1999, investing activities provided $0.1 million. Net cash provided from the maturity of U.S. Treasury Bills totaled $1.5 million while purchases of computer and other equipment used $1.1 million.

Financing activities provided $6.1 million in fiscal year 2001. Approximately $5.7 million represented proceeds from the issuance of common stock upon the exercise of outstanding stock options, while approximately $400K represented purchases of shares of the Company through its employee stock purchase plan. Financing activities provided approximately $9.4 million in fiscal year 2000. Net proceeds of $4.9 million were provided by a private placement of 500,000 shares of common stock sold at $10.00 per share to unaffiliated accredited investors. Cash of $4.5 million was provided from the exercise of employee stock options and issuances of stock under the employee stock purchase plan. Financing activities provided $3.8 million in fiscal year 1999. A private placement of 325,000 shares of common stock to an unaffiliated financial institution provided $3.4 million, while cash of $0.4 million was provided from the exercise of employee stock options and issuances of stock under the employee stock purchase plan.

The number of days sales outstanding ("DSO") at January 31, 2001 was 123 days, an increase of 17 days from January 31, 2000. Management believes that the allowance for doubtful accounts of $1.2 million at January 31, 2001 is adequate.

As of January 31, 2001, the Company's balances of cash, cash equivalents and short-term investments were $156 million. The Company believes that its current balance of cash, cash equivalents and its funds generated from operations, if any, will be sufficient to fund the Company's current projected cash needs for the foreseeable future. Prior to fiscal year 2001, the Company had primarily used cash provided by sales of its common stock to finance its operations. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

As of January 31, 2001, the Company had net operating loss carryforwards ("NOLs") of approximately $80.4 million. The Company incurred a net loss of $22.8 million for the fiscal year ended January 31, 2001. The accumulated deficit of the Company at January 31, 2001 was $78.9 million. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code. Further, the NOLs generated prior to the Combination are subject to the annual limitations prescribed by IRC Section 386.

Factors That May Affect Future Results - Forward Looking Information

The Company's business environment is characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Consequently, to compete effectively, the Company must make frequent new product introductions and enhancements while protecting its intellectual property, retain its key personnel and deploy sales and marketing resources to take advantage of new business opportunities. Future operating results will be affected by the ability of the Company to expand its product distribution channels and to manage the expected growth of the Company. Future results may also be impacted by the effectiveness of the Company in executing future acquisitions and integrating the operations of acquired companies with those of the Company. Failure to meet any of these challenges could adversely affect future operating results.

The Company's quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, the Company's period-to-period operating results are significantly dependent upon the timing of the closing of large license agreements. In this regard, the purchase of the Company's products can require a significant investment from a potential customer which the customer generally views as a discretionary cost that can be deferred or canceled due to budgetary or other business reasons and can involve long sales cycles of six months or more. Estimating future revenues is also difficult because the Company ships its products soon after an order is received and, as such does not have a significant backlog. Thus, quarterly license fee revenues are heavily dependent upon a limited number of orders for large licenses received and shipped within the same quarter. Moreover, the Company has generally recorded a significant portion of its total quarterly license fee revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company believes that inflation has not had a material effect on the results of its operations to date.

EURO Conversion

On January 1, 1999, the exchange rates of eleven countries (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal and Luxembourg) were fixed amongst one another and became the currencies of the EURO. The currencies of the eleven countries will remain in circulation until mid-2002. The EURO currency will be introduced on January 1, 2002. The Company does not expect future balance sheets and statements of earnings and cash flows to be materially impacted by the EURO Conversion.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 25% of total revenues in fiscal year 2001. International sales are made mostly from the Company's foreign subsidiary and are typically denominated in British pounds, French Francs or German Deutsche Marks. As of January 31, 2001, approximately 42%, 4% and 3% of total consolidated accounts receivable were denominated in British pounds, French Francs and German Deutsche Marks, respectively. Additionally, the Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of January 31, 2001, 11% of the Company's cash and cash equivalents balance was included in the Company's foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company's short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from 3 months to 6 months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company's exposure to fluctuations in interest rates is limited.


Item 8.       Financial Statements and Supplementary Data

Financial statements and supplementary data of the Company are submitted as a separate section of this Annual Report on Form 10-K.


Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Directors of the Registrant


Name                                  Age         Position

Ronald J. Whittier                    64          Chairman

Patrick C. Condo                      44          President, Chief Executive Officer,
                                                  Chief Operating Officer, and
                                                  Director

Herbert A. Allen                      61          Director

Andy D. Bryant                        50          Director

Gerhard H. Parker                     57          Director

David J. Stern                        58          Director


Ronald J. Whittier has been Chairman since the effective date of the Combination on December 21, 2000 and was Chief Executive Officer from December 21, 2000 through April 5, 2001. Mr. Whittier formerly held the position of Senior Vice President and General Manager of Intel's Interactive Media Services division since 1999. From 1995 to 1999, he was responsible for coordinating Intel's various activities in content, applications and authoring tools. Prior to 1995, he held various jobs at Intel, including manager of Intel Architecture Labs, Director of Corporate Marketing and general manager of the Memory Products Division. Mr. Whittier joined Intel in 1970.

Patrick C. Condo has been President, Chief Operating Officer and a director of Convera since the effective date of the merger with Intel's IMS division on December 21, 2000 and was appointed Chief Executive Officer on April 5, 2001. Mr. Condo is formerly President and Chief Executive Officer of Excalibur since November 1995 and a Director since January 1996. Mr. Condo was President of Excalibur from May 1995 to November 1995. He became Executive Vice President of Excalibur in January 1995 after serving as the Director of Business Development from November 1992. From October 1987 to November 1992, Mr. Condo held several manager level positions for Digital Equipment Corporation's Image, Video and Voice Business Unit and Software Business Group in New Hampshire.

Herbert A. Allen has been a director of the Company since the effective date of Combination on December 21, 2000 and was a director of Excalibur since June 2000. He has been President, Chief Executive Officer, Managing Director and a director of Allen & Company Incorporated, a privately held investment-banking firm for more than the past five years. He is a member of the board of directors of The Coca-Cola Company.

Andy D. Bryant has been a director of the Company since the effective date of the Combination on December 21, 2000. He has served as Executive Vice president and Chief Financial and Enterprise Services Officer of Intel since December 1999. Prior to that, Mr. Bryant was Senior Vice President and Chief Financial Officer of Intel from January 1999 to December 1999 and Vice President and Chief Financial Officer of Intel from 1994 to January 1999. Mr. Bryant is a director of Synopsys, a provider of high-level design automation solutions for the design of integrated circuits, systems on a chip (SoCs) and electronic systems.

Gerhard H. Parker has been a director of the Company since the effective date of the Combination on December 21, 2000. He has been Executive Vice President and General Manager, New Business Group of Intel since 1998. Prior to that, Dr. Parker was Executive Vice President and General Manager, Technology and Manufacturing Group of Intel, from 1996 to 1998 and Senior Vice President and General Manager, Technology and Manufacturing Group of Intel, from 1992 to 1996.

David J. Stern has been a director of the Company since the effective date of the Combination on December 21, 2000. He has been the Commissioner of the National Basketball Association for more than the past five years.

Executive Officers of the Registrant

Each year, the Board of Directors appoints the executive officers of the Company to serve until the next Annual Meeting of Shareholders and until their successors have been duly appointed and qualified. The following information indicates the position, age and business experience of the executive officers. There are no family relationships between any of the executive officers of the Company.


Name                                    Age          Position

Patrick C. Condo                        44           President, Chief Executive Officer
                                                     and Chief Operating Officer

James H. Buchanan                       45           Vice President, Chief Financial Officer,
                                                     Treasurer and Assistant Secretary

Ciaran T. Doyle                         38           Vice President, Integration Services

Kamran Khan                             37           Vice President, Sales and Marketing

James Kiles                             47           Chief Strategy Officer and Vice President,
                                                     Business Development

Parvinder S. Kohli                      44           Vice President, Content Security Solutions

Marc S. Martin                          35           Vice President, General Counsel and Secretary

David Nunnerley                         44           Vice President, Content Management Products

Kenneth E. Rhodes                       41           Vice President, Interactive Services Platform


See the discussion included in the preceding section for the business experience of Mr. Condo.

James H. Buchanan was named Vice President, Chief Financial Officer, Treasurer and Assistant Secretary in December 2000. Mr. Buchanan was the Chief Financial Officer, Secretary and Treasurer of Excalibur since 1995. From 1991 to 1995, Mr. Buchanan was Vice President, Controller and Treasurer of Legent Corporation, a software development company. Prior to that, he held several financial management positions with Norfolk Southern Corporation and PepsiCo. Mr. Buchanan is a certified public accountant.

Ciaran T. Doyle was named Vice President, Integration Services in December 2000. Mr. Doyle was previously Director of Entertainment Content Services at Intel Corporation from 1998. Prior to joining Intel Corporation, Mr. Doyle was Managing Director of Binary Interactive Solutions, Ltd., a technology strategy consultancy company, from 1997 to 1998. From 1991 to 1997, Mr. Doyle was Managing Director of The MultiMedia Corporation Plc, a software developer.

Kamran Khan was named Vice President, Sales and Marketing in December 2000. Previously, Mr. Khan was Senior Vice President and General Manager, Applications Group, of Excalibur. Mr. Khan held several sales management positions with Excalibur from 1993 to 2000. Prior to joining Excalibur, Mr. Khan held various positions, including regional business manager, with PAFEC Limited, a leading firm in the United Kingdom involved with the development and implementation of computer-aided engineering and engineering document management software systems.

James Kiles was named Chief Strategy Officer and Vice President, Business Development in December 2000. Mr. Kiles was previously Director, Strategic Investments at Intel Corporation from 1999 to 2000. From 1997 to 1999, Mr. Kiles was Manager, Strategic Investments with Intel Corporation and a Senior Systems Engineer with Intel Corporation from 1996 to 1997.

Parvinder S. Kohli was named Vice President, Content Security Solutions in December 2000. Mr. Kohli was General Manager, Internet Security Services at Intel Corporation from 1999 to 2000 before joining Convera. Prior to that, Mr. Kohli served as Director, Business Development in the area of e-commerce for Intel Corporation from 1994 to 1999.

Marc S. Martin was named Vice President, General Counsel and Secretary in December 2000. Prior to joining Convera, Mr. Martin was Vice President, General Counsel and Secretary of BET Interactive, LLC, an Internet content company, from 1999 to 2000. From 1998 to 1999, Mr. Martin was Vice President, Associate General Counsel and Assistant Secretary with BET Holdings, Inc., a media and entertainment company. From 1996 to 1998, Mr. Martin was the chief counsel of a telecom subsidiary of Capital One Financial Corporation, a financial services company. Prior to that, Mr. Martin was an associate with Skadden, Arps, Slate, Meagher & Flom, a law firm.

David Nunnerley was named Vice President, Content Management Products in December 2000. Previously, Mr. Nunnerley was Senior Vice President and General Manager, Media Services Group, of Excalibur and was instrumental in the development of the company's visual products since joining the company in 1996. From 1994 to 1996, Mr. Nunnerley was Vice President of Engineering for Videopress Software, a software company providing video delivery products and solutions to cable companies deploying cable modems. Prior to that, Mr.
Nunnerley held various product management/marketing roles and management positions with Digital Equipment Corporation.

Kenneth E. Rhodes was named Vice President, Interactive Services Platform in December 2000. Prior to joining Convera, Mr. Rhodes was an engineering manager at Intel Corporation from 1991, where he was responsible for the design and implementation of digital video software, including systems software and applications.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and regulations of the SEC thereunder require the Company's executive officers and directors, and persons who own more that ten percent of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that during or with respect to the period from February 1, 2000 to January 31, 2001 all of the Section 16(a) filing requirements applicable to its executive officers, directors and ten percent shareholders were complied with on a timely basis.

Item 11.      Executive Compensation

Summary Compensation Table

The following table presents information concerning the compensation of the Company's Chief Executive Officer and each of the other most highly compensated executive officers during the 2001 fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the fiscal year ended January 31, 2001, as well as the previous two fiscal years:


                                                                        Long Term Compensation
                                   Annual Compensation                  Awards           Payouts
                                   -------------------                  ------           -------
                                                      Other                  Securities               All
                                                      Annual     Restricted  Under-                  Other
                                                      Compen-    Stock       lying        LTIP      Compen-
Name and Principal    Fiscal                          sation     Award(s)    Options/    Payouts     sation
Position               Year    Salary ($)   Bonus ($)    ($)      ($)         SARs (#)      ($)        ($)
--------               ----    ----------   ---------    ---      ---         --------      ---        ---
Ronald J. Whittier     2001      42,564 (1)     --       --        --          900,000       --        --
Chairman and Chief
Executive Officer (2)

Patrick C. Condo       2001     277,757    158,957       --        --          100,000       --        --
President and Chief    2000     275,000    102,369       --        --          175,000       --        --
Operating Officer (2)  1999     225,000     71,281       --        --               --       --        --

James H. Buchanan      2001     250,000    130,060       --        --          205,000       --        --
Vice President, Chief  2000     230,000     84,425       --        --           35,000       --        --
Financial Officer,     1999     180,000     57,024       --        --           10,000       --        --
Asst. Secretary and
Treasurer

Kamran Khan            2001     200,000    106,116   17,437 (3)    --          285,250       --        --
Vice President, Sales  2000     145,000    117,246   44,990 (4)    --           35,000       --        --
and Marketing          1999     151,438    106,733   54,644 (5)    --            5,000       --        --

David Nunnerley (8)    2001     200,000     77,442    9,594 (6)    --          293,000       --        --
Vice President         2000     180,000     68,000   18,428 (7)    --           50,000       --        --
Content Management     1999     175,038     48,428   27,260 (8)    --           15,000       --        --
Products


(1) Represents compensation paid from December 22, 2000, when Mr. Whittier became CEO of Convera Corporation through January 31, 2001.
(2)    On April 5, 2001, Mr. Condo  replaced  Mr. Whittier  as  Chief  Executive
       Officer.
(3)    Represents expenses associated with a  sales award  trip, grossed up  for taxes.
(4) In connection with Mr. Khan's relocation from the United Kingdom, payments of $28,169 were made by the Company on Mr. Khan's behalf for an apartment in Virginia. The remainder of Other Annual Compensation represents income tax consulting services, a payment made to Mr. Khan's pension plan in the United Kingdom and expenses associated with a sales award trip. All of the items were grossed up for taxes.
(5) Represents payments of $42,254 made by the Company on Mr. Khan's behalf for an apartment in Virginia. The remainder of Other Annual Compensation represents income tax consulting services, travel expenses for Mr. Khan's spouse and expenses associated with a sales award trip. All of the items were grossed up for taxes.
(6) Represents rental payments paid by the Company on Mr. Nunnerley's behalf, grossed up for taxes.
(7) Represents rental payments and travel expenses paid by the Company on Mr. Nunnerley's behalf, grossed up for taxes.
(8) Represents rental payments and travel expenses paid by the Company on Mr. Nunnerley's behalf, grossed up for taxes.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning options granted during fiscal 2001 to the Named Executive Officers.


                                                                                  Potential Realizable
                                                                                   Value at Assumed
                      Individual Grants                                             Annual Rates of
                                 % of Total                                            Stock Price
                                 Options                                            Appreciation for
                                 Granted to       Exercise                          Option Term (2)
                                                                                    ---------------
                    Options      Employees in      or Base      Expiration
   Name             Granted (#)  Fiscal Year       Price         Date (1)        5% ($)         10%($)
-------             -----------  -----------       -----         --------        ------         ------
Ronald J.             900,000        11.6%         $20.52        12/21/10     11,614,426      29,433,236
 Whittier

Patrick C.            100,000         1.3%         $33.25         4/28/10      2,091,075       5,299,194
 Condo

James H.              100,000         1.3%         $33.25         4/28/10      2,091,075       5,299,194
 Buchanan             105,000         1.3%         $20.52        12/21/10      1,355,016       3,433,878

Kamran Khan            50,000         0.6%         $33.25         4/28/10      1,045,537       2,649,597
                      235,250         3.0%         $20.52        12/21/10      3,035,882       7,693,521

David Nunnerley        50,000         0.6%         $33.25         4/28/10      1,045,537       2,649,597
                      243,000         3.1%         $20.52        12/21/10      3,135,895       7,946,974


-------------------------------------------
(1) The options listed with an expiration date of 12/21/10 vest in equal 12-1/2% increments every six months from the date of original grant. The options listed with an expiration date of 4/28/10 vest in equal 25% increments every six months from the date of original grant.

(2)    The  amounts shown  are  hypothetical  gains that  would  exist  for  the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future increases in the price of its Common Stock.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth, as of January 31, 2001, the number of options and the value of exercised and unexercised options held by the Named Executive Officers.

                                                                     Number of
                                                                     Securities
                                                                     Underlying
                                                                    Unexercised         Value of Unexercised
                                                                  Options/SARS at           In-the Money
                                                                  Fiscal Year-End         Options/SARS at
                                 Shares                                 (#)             Fiscal Year-End ($)
                               Acquired on           Value          Exercisable/            Exercisable/
           Name               Exercise (#)       Realized ($)      Unexercisable         Unexercisable (1)
           ----               ------------       ------------      -------------         -----------------

Ronald J. Whittier                 --                --                 --/900,000               --/--

Patrick C.  Condo                  --                --               600,000/75,000         $6,004,475/--

James H. Buchanan                  --                --              220,000/180,000         $2,224,535/--

Kamran Khan                        --                --              127,250/272,750         $1,162,144/--

David Nunnerley                    --                --              119,500/280,500           $907,771/--


-------------------------------------------
(1) The closing price of the Company's common stock on January 31, 2001, the last trading day of the Company's fiscal year, was $18.813 per share.


Employment Agreements

In May 1998, Mr. Condo entered into an agreement with Excalibur under which Mr. Condo would be paid an amount equal to twelve months of base salary plus bonus compensation and continuation of his employee benefits for one year in the event Mr. Condo's employment was terminated or he was removed from his position as chief executive officer within six months following certain "change of control" events relating to Excalibur. Such arrangement was approved by the full Board of Directors. In connection with the formation of Convera, Mr. Condo waived all rights to these payments to which he would have been entitled as a result of the business combination. He simultaneously entered into an agreement with Convera under which Mr. Condo will be paid an amount equal to twelve months of base salary plus bonus compensation and continuation of his employee benefits for one year in the event Mr. Condo's employment is terminated or he is removed from his position as President of Convera Corporation within six months following change of control events relating to Convera.

The offer of employment letter dated September 7, 1995 for James H. Buchanan, Chief Financial Officer, Secretary and Treasurer of Excalibur, stipulated that Mr. Buchanan would be paid an amount equal to twelve months of base salary in semi-monthly installments should his employment be terminated by the Company without cause. Convera assumed this employment agreement.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Messrs. Allen, Bryant and Stern, none of whom is an officer or employee of the Company or its subsidiaries. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2001, information concerning the ownership of Common Stock of the Company of (i) all persons known to the Company to beneficially own 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.


                                                   Amount and Nature                       Percent
Name and Address  of Beneficial                           of Class
of Beneficial Owner                                  Ownership (1)                          Owned        Class
-------------------                                  -------------                          -----        -----
Intel Corporation                                     14,949,384                             42.3%        A
2200 Mission College Boulevard                        12,207,038 (2)                        100.0%        B
Santa Clara, California 95052

NBA Media Ventures, LLC                                4,746,221                             13.4%        A
450 Harmon Meadow Boulevard
Secaucus, NJ  07094

Allen & Company Incorporated                           3,315,846 (3)                          9.4%        A
711 Fifth Avenue
New York, NY 10022

Ronald J. Whittier                                            --                               --

Herbert A. Allen                                         556,515 (4)                          1.6%        A

Andy D. Bryant                                                --                               --

Gerhard H. Parker                                             --                               --

David J. Stern                                                --                               --

Patrick C. Condo                                         626,952 (5)                          1.7%        A

James H. Buchanan                                        246,767 (6)                            *         A

Kamran Khan                                              145,822 (7)                            *         A

David Nunnerley                                          133,553 (8)                            *         A

All directors and executive officers                   1,709,609 (9)                          4.7%        A
 as a group (14 persons)


* Represents less than one percent of the outstanding common stock.

(1) To the Company's knowledge, each person or entity listed has sole voting and investment power as to the shares indicated, except as described below.

(2) The Class B common stock of Convera Corporation is non-voting stock.

(3) Does not include shares owned by Mr. Herbert A. Allen, who together with Allen & Company Incorporated may be considered a "group," as such term is defined by Section 13(d) of the Securities Exchange Act of 1934.

(4) Does not include shares owned by Allen & Company Incorporated, of which Mr. Allen is President and Chief Executive Officer and as to which shares Mr. Allen disclaims beneficial ownership. (5) Includes (a) 10,000 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $4.75 per share expiring November 13, 2002; (b) 15,000 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $4.75 per share, expiring January 4, 2004; (c) 75,000 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $4.75 per share, expiring December 6, 2004; (d) 100,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $4.75 per share, expiring June 2, 2005; (e) 100,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $4.75 per share expiring November 1, 2005; (f) 100,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $7.63 per share expiring August 13, 2007; (g) 175,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $15.00 per share expiring December 16, 2009; and (h) 50,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $33.25 per share expiring April 28, 2010.

(6) Includes (a) 30,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring September 13, 2005; (b) 70,000 shares owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring November 1, 2005; (c) 50,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $7.63 per share expiring August 13, 2007; (d) 10,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $6.25 per share expiring September 1, 2008, (e) 35,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $15.00 per share expiring December 16, 2009 and (f) 50,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $33.25 per share expiring April 28, 2010.

(7) Includes (a) 1,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring August 23, 2005; (b) 30,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring December 3, 2005; (c) 250 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring February 5, 2006; (d) 15,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring December 16, 2006; (e) 12,500 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring May 7, 2007; (f) 16,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $8.56 per share expiring January 1, 2008; (g) 5,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $6.25 per share expiring August 31, 2008; (h) 15,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $16.625 per share expiring April 13, 2009; (i) 20,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $15.00 per share expiring December 16, 2009; and (j) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $33.25 per share expiring April 28, 2010.

(8) Includes (a) 5,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring September 8, 2006; (b) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring January 7, 2007; (c) 12,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $8.56 per share expiring January 1, 2008; (d) 15,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $6.25 expiring August 31, 2008; (e) 10,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $16.625 per share expiring April 13, 2009; (f) 40,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $15.00 per share expiring December 16, 2009; and (g) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $33.25 per share expiring April 28, 2010.

(9) Includes 1,141,750 shares of common stock owned beneficially but not of record, issuable upon the exercise of options to purchase common stock of the Company.


Item 13.      Certain Relationships and Related Transactions

The Company's policy is that it will not make loans to, or enter into other transactions with directors, officers or affiliates unless such loans or transactions are approved by a majority of the Company's independent disinterested directors, may reasonably be expected to benefit the Company, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Mssrs. Bryant and Parker are employed by Intel Corporation, which owns 57.1% of the Company's outstanding common stock. Mr. Allen is President, Chief Executive Officer, Managing Director and a director of Allen & Company Incorporated, which owns 7.0% of the Company's outstanding common stock. Mr. Stern is Commissioner of the National Basketball Association, which owns 10% of the Company's outstanding common stock.

See also "Compensation Committee Interlocks and Insider Participation" above.


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of Form 10-K

         1.   Financial Statements:

              The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8 and Part IV, Items 14(a) and 14(d):

              Index to Consolidated Financial Statements
              Reports of Independent Accountants
              Consolidated Balance Sheets
              Consolidated Statements of Operations and Other Comprehensive Loss Consolidated Statements of Shareholders' Equity
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

         2.   Schedules Supporting Financial Statements:

              All  schedules  are omitted  because  they  are not  required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes to the consolidated financial statements.

         3.   Exhibits:

              Exhibit Number and Description

               3.1     Amended and Restated Certificate of Incorporation of
                        Convera (1)
               3.2     By-laws of Convera (1)
              10.1     Incentive Stock Option Plan, dated April 1989 (2)
              10.2     1995 Incentive Plan, dated November 1995 (3)
              10.3     ConQuest Incentive Stock Option Plan, dated August 19,
                        1993 (4)
              10.4     Office Lease (1959 Palomar Oaks Way, Carlsbad,
                        California), commencing November 15, 1995 (4)
              10.5     Amended and Restated Excalibur Technologies Corporation
                        1996 Employee Stock Purchase Plan (1)
              10.6     Office Lease (1921 Gallows Road, Vienna, Virginia 22182),
                        commencing May 1, 1999 (5)
              10.7     Employment agreement with James H. Buchanan, dated
                        September 7, 1995 (5)
              10.8     Office lease (11000 Broken Land Parkway, Columbia
                        Maryland), commencing June 15, 2000 (6)
              10.9     Convera Stock Option Plan (7)
              10.10    Form of Transferred IP License Agreement between Intel
                        Corporation and Convera (7)
              10.11    Form of IP License Contribution Agreement between Intel
                        Corporation and Convera (7)
              10.12    Form of Registration Rights Agreement between Intel
                        Corporation and Convera (7)
              10.13    Contribution Agreement, dated as of September 13, 2000
                        between Convera and NBA Media Ventures, LLC (1)
              10.14    Form of Registration Rights Agreement between Convera and
                        NBA Media Ventures, LLC (1)
              10.15    Office Lease (1781 Fox Drive, San Jose, California),
                        commencing January 4, 2001
              10.16    Office Lease (23245 NW Evergreen Parkway, Hillsboro,
                        Oregon) commencing March 1, 2001
              21.01    Subsidiaries of Convera
              23.01    Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants
              23.02    Consent of Ernst & Young LLP, Independent Accountants

----------------------

(1) Incorporated herein by reference to Convera's Form S-4 (Registration No. 333-50172) filed November 17, 2000.
(2) Incorporated herein by reference to Excalibur's Form 10-K for the year ended January 31, 1991, filed April 22, 1991.
(3) Incorporated herein by reference to Excalibur's Proxy Statement for the 1995 Annual Meeting of Shareholders, dated October 16, 1995.
(4) Incorporated herein by reference to Excalibur's Form 10-K for the year ended January 31, 1996, filed April 30, 1996.
(5) Incorporated herein by reference to Excalibur's Form 10-K for the year ended January 31, 1999, filed April 30, 1999.
(6) Incorporated herein by reference to Excalibur's Form 10-K for the year ended January 31, 2000, filed April 28, 2000
(7) Incorporated herein by reference to Excalibur's Form 8-K dated April 30, 2000, filed May 3, 2000.

(b)      Reports on Form 8-K.

The Company filed a Form 8-K for Item 2 on December 22, 2000, as amended on Form 8-K/A on February 9, 2001, reporting the consummation of a business combination transaction with Intel Corporation and the consummation of a business transaction with NBA Media Ventures, LLC and WNBA Enterprises, LLC.

Excalibur filed a Form 8-K for Item 5 on November 21, 2000, reporting financial results for the quarter ended October 31, 2000.


Index to Consolidated Financial Statements                                                     Page


Reports of Independent Auditors and Independent Accountants                                    F-1, F-2

Consolidated Balance Sheets
         As of January 31, 2001 and 2000                                                       F-3

Consolidated Statements of Operations and Other Comprehensive Loss
         For the fiscal years ended January 31, 2001, 2000 and 1999                            F-4

Consolidated Statements of Shareholders' Equity
         For the fiscal years ended January 31, 2001, 2000 and 1999                            F-5

Consolidated Statements of Cash Flows
         For the fiscal years ended January 31, 2001, 2000 and 1999                            F-6

Notes to Consolidated Financial Statements                                                     F-7


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Convera Corporation

We have audited the accompanying consolidated balance sheet of Convera Corporation as of January 2001, and the related consolidated statements of operations and other comprehensive income, shareholders' equity, and cash flows for the fiscal year ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convera Corporation as of January 31, 2001, and the consolidated results of its operations and its cash flows for the fiscal year ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ ERNST & YOUNG LLP

McLean, Virginia
March 2, 2001

                        Report of Independent Accountants


To the Stockholders and Board of Directors of Convera Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Excalibur Technologies Corporation and its subsidiaries at January 31, 2000, and the results of their operations and their cash flows for the years ended January 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                        /s/PricewaterhouseCoopers LLP

McLean, Virginia
March 8, 2000

                      CONVERA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                         As of January 31,
                                                                               ---------------------------------------
                               ASSETS
                                                                                    2001                    2000
                                                                               ---------------         ---------------
Current Assets:
     Cash and cash equivalents........................................         $      37,061           $      10,884
     Short term investments...........................................               119,083                     178
     Accounts receivable, net of allowance for doubtful
          accounts of $1,231 and $830, respectively...................                17,392                  14,254
     Prepaid expenses and other ......................................                 4,394                   2,354
                                                                               ---------------         ---------------
           Total current assets.......................................               177,930                  27,670

Equipment and leasehold improvements, net of accumulated
     depreciation of $8,785 and $7,594, respectively..................                 2,635                   1,766
Other assets..........................................................                   436                     986
Goodwill and other intangible assets..................................               845,444                     265
                                                                               ---------------         ---------------
         Total assets.................................................         $   1,026,445           $      30,687
                                                                               ===============         ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.................................................                 3,480                   1,982
     Accrued expenses.................................................                 3,257                   2,474
     Deferred revenues................................................                 4,650                   3,926
                                                                               ---------------         ---------------
           Total current liabilities..................................                11,387                   8,382
                                                                               ---------------         ---------------

Commitments and Contingencies
Shareholders' Equity:
     5% Cumulative convertible preferred stock, $0.01 par
         value: preference in liquidation; $10 per share plus
         dividends; 5,000,000 and 1,000,000 shares authorized,
         respectively; 0 and 27,180 shares issued and outstanding,
         respectively.................................................                     -                     271
     Common stock Class A, $0.01 par value, 100,000,000 and
         40,000,000 shares authorized, respectively; 35,327,589 and
         14,646,452 shares issued and outstanding, respectively.......                   353                     146
     Common stock Class B, $0.01 par value, 40,000,000 shares
         authorized; 12,207,038 shares issued and outstanding.........                   122                       -
     Additional paid-in capital.......................................             1,094,192                  78,024
     Accumulated deficit .............................................               (78,920)                (56,138)
     Accumulated other comprehensive income (loss)....................                  (689)                      2
                                                                               ---------------         ---------------
         Total shareholders' equity...................................             1,015,058                  22,305
                                                                               ---------------         ---------------
         Total liabilities and shareholders' equity...................         $   1,026,445           $      30,687
                                                                               ===============         ===============

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                 (in thousands, except share and per share data)



                                                              For the Fiscal Years Ended January 31,
                                                      --------------------------------------------------------
                                                           2001                2000                1999
                                                      ----------------    ----------------    ----------------
Revenues:
      Software.......................................   $    37,299         $   32,649          $   22,741
      Maintenance....................................         6,621              5,285               5,198
                                                      ----------------    ----------------    ----------------
    License-related..................................        43,920             37,934              27,939
    Services.........................................         7,602                  -                   -
                                                      ----------------    ----------------    ----------------
                                                             51,522             37,934              27,939
                                                      ----------------    ----------------    ----------------

Cost of revenues:
      Software ......................................         8,288              4,724               3,697
      Maintenance ...................................         1,474              2,143               1,320
                                                      ----------------    ----------------    ----------------
    License-related .................................         9,762              6,867               5,017
    Services.........................................         7,846                  -                   -
                                                      ----------------    ----------------    ----------------
                                                             17,608              6,867               5,017
                                                      ----------------    ----------------    ----------------

Gross margin:                                                33,914             31,067              22,922
                                                      ----------------    ----------------    ----------------

Operating expenses:
    Sales and marketing..............................        22,345             16,210              13,501
    Research and product development.................        12,968              9,456               8,328
    General and administrative.......................         6,279              5,402               4,775
    Amortization of goodwill and other intangible
       assets........................................        15,672                118                 111
    Acquired in-process research and development.....           800                  -                   -
                                                      ----------------    ----------------    ----------------
                                                             58,064             31,186              26,715
                                                      ----------------    ----------------    ----------------

Operating loss.......................................       (24,150)              (119)             (3,793)

Other income (expense), net..........................         1,368               (221)                (61)
                                                      ----------------    ----------------    ----------------

Net loss.............................................       (22,782)              (340)             (3,854)

Dividends on preferred stock.........................            10                 14                  14
                                                      ----------------    ----------------    ----------------
Net loss applicable to common shareholders...........   $   (22,792)        $     (354)         $   (3,868)
                                                      ================    ================    ================

Basic and diluted net loss per common share..........   $     (1.22)         $   (0.02)         $    (0.29)
Weighted-average number of common shares outstanding
    - basic and diluted..............................    18,713,717         14,281,615          13,526,217

Other comprehensive loss:
    Net loss.........................................       (22,782)              (340)             (3,854)
    Foreign currency translation adjustment..........          (691)                69                   7
                                                      ----------------    ----------------    ----------------
Comprehensive loss...................................   $   (23,473)        $     (271)         $   (3,847)
                                                      ================    ================    ================

                             See accompanying notes.



                      CONVERA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                                                         Accumulated
                                                                                                            Other
                                                                                Additional                Compre-hensive
                                 Preferred Stock        Common Stock          Paid-in     Accumulated     Income
                                 ---------------        ------------
                                 Shares  Amount       Shares       Amount      Capital       Deficit       (Loss)         Total
                                 ------  ------       ------       ------      -------       -------       ------         -----
Balance, January 31, 1998..      27,180  $  271     13,178,999    $   132    $    64,714    $  (51,944)    $  (74)    $    13,099

Private placement, net of
issuance costs.............           -       -        325,000          3          3,247             -          -           3,250
Issuance of common stock
upon exercise of options...           -       -        166,815          2            533             -          -             535
Issuance of common stock
for Employee Stock
Purchase Plan..............           -       -         18,652          -            137             -          -             137
Foreign Currency
Translation adjustment.....           -       -              -          -              -             -          7               7
Net loss...................           -       -              -          -              -        (3,854)         -          (3,854)
                                --------  ------  -------------   --------   ------------   -----------    -------    ------------
Balance, January 31, 1999..      27,180     271     13,689,466        137         68,631       (55,798)       (67)         13,174

Private placement, net
of issuance costs..........           -       -        500,000          5          4,653             -          -           4,658
Issuance of common stock
upon exercise of options...           -       -        433,890          4          4,522             -          -           4,526
Issuance of common stock
for Employee Stock
Purchase Plan..............           -       -         23,096          -            218             -          -             218
Foreign Currency
Translation adjustment.....           -       -              -          -              -             -         69              69
Net loss...................           -       -              -          -              -          (340)         -            (340)
                                --------  ------  -------------   --------   ------------   -----------    -------    ------------
Balance, January 31, 2000..      27,180     271     14,646,452        146         78,024       (56,138)         2          22,305

Issuance of common stock
upon exercise of options...           -       -        701,480          7          5,653             -          -           5,660
Issuance of common stock
for Employee Stock
Purchase Plan..............           -       -         12,252          -            413             -          -             413
Conversion of preferred
stock......................     (27,180)   (271)       271,800          3            268             -          -               -
Issuance of common stock
related to IMS merger......           -       -     27,156,422        272        922,806             -          -         923,078
Issuance of common stock
to NBA.....................           -       -      4,746,221         47         74,706             -          -          74,753
Tax benefit related to
stock options..............           -       -              -          -         12,322             -          -          12,322
Foreign Currency
Translation adjustment.....           -       -              -          -              -             -       (691)           (691)
Net loss...................           -       -              -          -              -       (22,782)         -         (22,782)
                                --------  ------  -------------   --------   ------------   -----------    -------    ------------
Balance, January 31, 1998..           -       -     47,534,627    $   475    $ 1,094,192    $  (78,920)    $ (689)    $ 1,015,058
                                ========  ======  =============   ========   ============   ===========    =======    ============


                             See accompanying notes.


                      CONVERA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          For the Fiscal Years Ended January 31,
                                                                     -------------------------------------------------
                                                                         2001               2000              1999
                                                                     ------------       -----------        -----------
Cash Flows from Operating Activities:
Net loss                                                          $    (22,782)      $       (340)      $     (3,854)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation..........................................              1,329              1,323              1,375
     Provision for doubtful accounts.......................                828                838                493
     Amortization of goodwill and other intangibles........             15,672                118                111
     Acquired in-process research and development..........                800                  -                  -
     Equity in net loss of affiliate.......................                  -                  -                300
     Write off of investment in affiliate..................                  -                471                  -
Changes in operating assets and liabilities, net of
   effects from acquisition:
     Accounts receivable...................................             (5,150)            (8,712)             2,349
     Prepaid expenses and other............................             (1,782)             1,223             (3,425)
     Accounts payable and accrued expenses.................              2,475                579               (296)
     Deferred revenues.....................................                833              1,248                (35)
                                                                     ------------       -----------        -----------
     Net cash used in operating activities.................             (7,777)            (3,252)            (2,982)
                                                                     ------------       -----------        -----------

Cash Flows from Investing Activities:
     Purchase of investments...............................           (118,625)              (178)              (984)
     Proceeds from maturities of investments...............                  -                  -              2,480
     Purchases of equipment and leasehold improvements.....             (1,792)            (1,008)            (1,141)
     Other assets..........................................                  -                  -               (256)
     Net cash acquired in acquisition of business..........            147,953                  -                  -
                                                                     ------------       -----------        -----------
     Net cash provided by (used in) investing activities...             27,536             (1,186)                99
                                                                     ------------       -----------        -----------

Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock, net.......                413              4,876              3,387
     Proceeds from the exercise of stock options...........              5,653              4,520                435
                                                                     ------------       -----------        -----------
     Net cash provided by financing activities.............              6,066              9,396              3,822
                                                                     ------------       -----------        -----------

Effect of Exchange Rate Changes on Cash....................                352                 75                (27)
                                                                     ------------       -----------        -----------

Net Increase in Cash and Cash Equivalents..................             26,177              5,033                912

Cash and Cash Equivalents, beginning of year...............             10,884              5,851              4,939
                                                                     ------------       -----------        -----------

Cash and Cash Equivalents, end of year.....................       $     37,061       $     10,884       $      5,851
                                                                     ============       ===========        ===========


                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(1)      THE COMPANY

Operations and Organization

Convera Corporation and its wholly-owned subsidiaries (hereinafter referred to as the "Company" or "Convera") principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company's technology to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers, application service providers and other strategic partners.

On December 21, 2000, Excalibur and Intel consummated a business combination transaction (the "Combination") pursuant to an Agreement and Plan of Contribution and Merger, dated as of April 30, 2000, as amended, by and among Excalibur, Intel, the Company and Excalibur Transitory, Inc., a wholly owned subsidiary of the Company. At the completion of the Combination, Excalibur became a wholly owned subsidiary of the Company, each outstanding share of Excalibur common stock was converted into one share of Class A common stock of the Company, and Intel contributed to the Company its Interactive Media Services
(IMS) division, intellectual property assets and other assets used by that division, as well as approximately $155,000 in cash, with $150,000 at closing and the balance payable in fiscal year 2002 to fund retention bonuses to former Intel employees, in exchange for 14,949,384 shares of Class A common stock of the Company and 12,207,038 shares of Class B non-voting common stock.

The Combination was accounted for using the purchase method of accounting. All references herein to financial results for the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

In September 2000, Intel and the National Basketball Association (NBA) entered into master services agreement, which Intel contributed to Convera on December 21, 2000, for the distribution of personalized highlights, archival material, television broadcast enhancements and real time distribution of NBA games over broadband networks. Convera will be the NBA's provider of services related to the development and distribution of those products for the term of the services agreement, subject to the NBA's right to authorize major telecasters and certain other third parties to provide television broadcast enhancements and real time distribution of NBA games. Convera and the NBA are working together to create a hosted, end-to-end solution that transforms video footage and other data into a searchable database of rich-media interactive content assets and then manages those assets--archiving, enhancing, protecting, and managing their distribution as branded NBA content offerings--to create a new fan experience for the NBA's end-users and new revenue opportunities for the NBA.

In addition to the services agreement, Convera entered into a contribution agreement with the NBA, under which the NBA contributed certain intangible assets such as all of the NBA know-how related to the creation, development, distribution, marketing and deployment, over the Internet and broadband networks, of products using sports and entertainment content; a database of customer profiles of NBA fans; the right to use certain NBA personnel and a non-exclusive license to the NBA trademark. In exchange for the contribution of these assets, Convera issued 4,746,221 shares of Class A common stock, representing 10% of the total outstanding stock of the Company on that date.

The Company has incurred cumulative losses of approximately $27,000 over the last three fiscal years and the accumulated deficit of the Company at January 31, 2001 was $78,920. The Company's operations are subject to certain risks and uncertainties including, among others: the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The  consolidated   financial   statements   include  the  accounts  of  Convera
Corporation and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-9, Software Revenue Recognition, with respect to certain transactions.

Revenue from the sale of software licenses is recognized upon shipment of product, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Software revenues include revenues from licenses, training and system implementation services. Training and systems implementation services are sold as part of a bundled software license agreement as well as separately to customers who have previously purchased software licenses. When training or systems implementation services that are not essential to the functionality of the software are sold as part of a bundled license agreement, the fair value of these services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed.

Historically, the Company has not experienced significant returns or exchanges of its products from direct sales to customers. Revenue related to customer support agreements is deferred and recognized ratably over the term of respective agreements. Customer support agreements generally include bug fixes, telephone support and product upgrades on a when and if available basis. When the Company provides a software license and the related customer support arrangement for one bundled price, the fair value of the customer support, based on the price charged for that element separately, is deferred and recognized ratably over the term of the respective agreement.

Customization work is sometimes required to ensure that the Company's software functionality meets the requirements of its customers. Under these circumstances, the Company's revenues are derived from fixed price contracts and revenue is recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract. Estimated losses on such contracts would be charged against earnings in the period such losses are identified. No such losses have been incurred on such contracts to date.

The in-process customer contracts assigned to the Company by the IMS division are accounted for using the completed contract method, and accordingly, revenue is deferred until all remaining costs, obligations and potential risks are insignificant and the contract deliverables are agreed to and accepted by the customer. As these contracts are completed by Convera, revenue and the related costs, including profit on work performed by Convera subsequent to the acquisition, will be recognized. As of January 31, 2001, the Company had recorded deferred costs and deferred revenues of $2,686 related to these contracts.

Research and Development Costs

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which for the Company generally occurs upon completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Advertising

Advertising costs are expensed as incurred. The Company incurred approximately $347, $3 and $112 in advertising costs for the years ended January 31, 2001, 2000 and 1999, respectively.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to account for stock-based compensation either under the provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company elected to account for its stock-based compensation in accordance with the provisions of APB 25.

Net Loss Per Common Share

The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128") for computing and presenting net loss per share information. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common equivalent shares and unexercised stock options as the computation would be anti-dilutive. A reconciliation of the net loss available to common stockholders and the number of shares used in computing basic and diluted net loss per share is in Note 10.

Translation of Foreign Financial Statements

The  functional  currency  of the  Company's  foreign  subsidiary  is the  local currency. Accordingly, assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period. Foreign currency translation adjustments are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains or losses are recorded in operating expenses and were not significant for the years ended January 31, 2001, 2000 and 1999.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Management believes that the Company's investment policy limits the Company's exposure to concentrations of credit risk. The Company sells its products primarily to major corporations, including distributors that serve a wide variety of U.S. and foreign markets, and to government agencies. The Company extends credit to its corporate customers based on an evaluation of the customer's financial condition, generally without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses. The allowance for doubtful accounts was $1,231 and $830, respectively, at January 31, 2001 and 2000. For the years ended January 31, 2001, 2000, and 1999, the Company wrote off $428, $667, and $356, respectively, in accounts receivable against the allowance for doubtful accounts. The provision for doubtful accounts was $828, $838, and $493, for the years ended January 31, 2001, 2000, and 1999, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximates fair value. Substantially all cash and cash equivalents are on deposit with two major financial institutions.

Short Term Investments

Highly liquid investments with maturities of one year or less are classified as short-term investments. Short- term investments consist primarily of U.S. Government treasury bills and are carried at amortized cost. The Company also has a certificate of deposit for $142 which is pledged to collateralize a letter of credit required for a leased facility.

Other Investments

The Company has certain investments in public corporate equity securities that are classified as available for sale and recorded at fair value with any unrealized gains or losses recorded as a component of shareholders' equity. To date, there have been no unrealized gains or losses on such securities. The Company also has certain investments in nonpublic equity securities that are recorded at cost, subject to net realizable value considerations.

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes at the tax rates expected to be in effect when the differences reverse. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a full valuation allowance against its net deferred tax asset as of January 31, 2000.

Equipment and Leasehold Improvements

Office furniture and computer equipment are recorded at cost. Depreciation of office furniture and equipment is provided on a straight-line basis over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements and leased assets are provided on a straight-line basis over the shorter of the term of the applicable lease or the useful life of the asset.

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in current operations.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of acquisition cost over the net assets acquired in a business combination accounted for using the purchase method of accounting, is being amortized on a straight line basis over periods ranging from five to six years. Other intangible assets, including assembled workforce, developed technology, customer contracts, and other acquired rights are carried at cost less accumulated amortization. Amortization of other intangible assets is charged to income on a straight-line basis over the periods estimated to benefit, ranging from one to 12 years.

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets including goodwill. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. The Company has not recorded any provision for impairment of its long-lived assets.

Reclassifications

Certain amounts presented in the prior years' financial statements have been reclassified to conform with the fiscal year 2001 presentation.

Recent Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the quarter ended January 31, 2001. The adoption of SAB 101 did not have a significant impact on the Company's financial statement and no amounts have been restated as a result.

On March 31, 2000, the FASB issued FIN 44. FIN 44 clarifies guidance for certain issues that arose in the application of APB 25. Some of the more significant conclusions reached by FIN 44 include the definition of an employee, accounting treatment of options granted to non-employee members of the board of directors, awards granted between entities, the treatment of stock options as a result of a change in an individual's employment status, stock option repricing and other modifications including the term and vesting. The Company has adopted this interpretation on the effective date of July 1, 2000. The adoption of FIN 44 did not have a significant impact on the Company's financial statement and no amounts have been restated as a result

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and to measure such instruments at fair value. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and consequently, required adoption date of SFAS 133 was delayed. The Company will adopt the provisions of SFAS 133, as amended by SFAS 138, as of February 1, 2001. That adoption is not expected to have a material impact on the Company's financial statements.


 (3)     ACQUISITIONS

On December 21, 2000, Excalibur and Intel consummated the Combination. At the completion of the Combination, Excalibur became a wholly owned subsidiary of the Company, each outstanding share of Excalibur common stock was converted into one share of Class A common stock of the Company. Intel contributed to the Company its IMS division, intellectual property and other assets used by that division, as well as approximately $155,000 in cash, with $150,000 paid at closing and the balance payable in fiscal year 2002 to fund retention bonuses to former Intel employees, in exchange for 14,949,384 shares of Class A common stock of the Company and 12,207,038 shares of Class B non-voting common stock.

The Combination has been accounted for using the purchase method of accounting. The preliminary purchase price for the IMS division was determined to be approximately $925,125, which included approximately $2,047 of transaction and direct acquisition costs less approximately $593 in costs to register and issue the shares. The shares issued to Intel as consideration for the contribution of assets were valued based on the market price when the Combination was originally announced. The purchase price was preliminarily allocated to the assets acquired based on their estimated fair values on the acquisition date as follows:

       Net tangible assets acquired                                $150,711
       Developed technology                                           9,090
       Assembled workforce                                            4,070
       Customer contracts                                             3,010
       Acquired in-process research and development                     800
       Net deferred tax liabilities                                 (12,322)
       Goodwill                                                     769,766
                                                               --------------

          Total purchase price                                     $925,125
                                                               ==============

Goodwill is being amortized on a straight-line basis over six years and the other intangible assets are being amortized on a straight-line basis over periods ranging from one to three years.

In connection with the Combination, the Company recorded a charge for acquired in-process research and development ("IPRD") of approximately $800 in the year ended January 31, 2001. The purchased IPRD represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at December 21, 2000, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of market size and growth factors, expected industry trends, the anticipated nature and timing of product introduction and the estimated life of the underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after tax cash flows. Projected operating expenses include cost of sales, sales and marketing and general and administrative expenses.

The following unaudited pro forma information has been prepared assuming that the Combination and the agreement with the NBA Parties referred to in Note 1 had taken place at the beginning of the year ended January 31, 2001 and the beginning of the year ended January 31, 2000, respectively. The amount of the purchase price allocated to IPRD has been excluded from the pro forma information, as it is a non-recurring item. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

Pro forma information (unaudited):

                                                                       Year ended January 31,
                                                                       2001               2000
                                                                       ----               ----
       Revenues                                                $      53,388       $      39,502
       Operating loss                                               (161,774)           (149,913)
       Net loss                                                     (160,406)           (150,134)
       Basic and diluted net loss per common share                     (3.40)              (3.25)



 (4)     PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets at January 31, 2001 and 2000 consisted of the following:

                                                                    2001           2000
                                                                    ----           ----
       Prepaid licenses                                           $   2,401      $   1,620
       Prepaid other                                                  1,993            734
                                                                -----------    -----------
                                                                  $   4,394      $   2,354
                                                                ===========    ===========



(5)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at January 31, 2001 and 2000 consisted of the following:

                                                                    2001           2000
                                                                    ----           ----
       Computer equipment                                         $   9,250      $   7,474
       Office furniture                                               1,672          1,448
       Leasehold improvements                                           498            438
                                                                  ---------      ---------
                                                                     11,420          9,360

       Less accumulated depreciation                                 (8,785)        (7,594)
                                                                  ---------      ---------
                                                                 $    2,635     $    1,766
                                                                 ==========     ==========


Assets acquired under capital leases included in equipment above were $50 at January 31, 2001 and 2000. The related accumulated depreciation was $17 and $18 for fiscal years ended January 31, 2001 and 2000, respectively.

Depreciation expense for fiscal years 2001, 2000 and 1999 was $1,329, $1,323 and $1,375 respectively.


 (6)     GOODWILL AND OTHER INTANGIBLE ASSETS

Net goodwill and other acquisition-related intangibles at fiscal year ends were as follows:

                                                                    2001           2000
                                                                    ----           ----
       Goodwill                                                $ 770,342       $     576
       Developed technology                                       13,160               -
       Other intangibles                                          77,925               -
                                                               ----------      ----------
                                                                 861,427             576

       Less accumulated amortization                             (15,983)           (311)
                                                               ----------      ----------
                                                               $ 845,444       $     265
                                                               ==========      ==========


Amortization expense for fiscal years 2001, 2000 and 1999 was $15,672, $118 and $111 respectively.


(7)      ACCRUED EXPENSES

Accrued expenses at January 31, 2001 and 2000 consisted of the following:

                                                                    2001           2000
                                                                    ----           ----
       Accrued payroll                                            $   2,016       $   2,098
       Accrued consulting fees                                          608               -
       Other                                                            633             376
                                                                  ---------       ---------
                                                                  $   3,257       $   2,474
                                                                  =========       =========


(8)      INCOME TAXES

The Company incurred pretax losses for the fiscal years presented herein. There are no income taxes provided in the accompanying consolidated statements of operations.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of:


                                                         2001                       2000
                                                 ----------------------    -----------------------

        Federal benefit at statutory rate         $  (7,974)   (35) %       $    (119)    (35) %
        Effect of:
             State benefits, net of federal            (350)    (1) %              (6)     (2) %
               benefits
             Goodwill                                 4,876     21  %              41      12  %
             Other                                       43      0  %              34      10  %
             Valuation allowance                      3,405     15  %              49      15  %
                                                  ---------                 ---------
                                                  $       -      0  %       $       -       0  %
                                                  ==========                ==========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company's net deferred tax assets at January 31, 2001 and 2000 were as follows:


                                                                  2001                 2000
                                                              ------------        -------------
        Deferred tax assets:
             Net operating loss carryforwards,
                not yet utilized                               $  31,282           $  24,569
             Other                                                 2,334               1,188
                                                               ----------          ---------
                Total deferred tax assets                         33,616              25,757
             Valuation allowance                                       -             (25,197)
                                                               ----------          ----------
                                                                  33,616                 560
                                                               ----------          ----------

        Deferred tax liabilities:
             Acquired intangible                                 (33,201)                  -
             Other                                                  (415)               (560)
                                                               ----------          ---------
                Total deferred tax liabilities                   (33,616)               (560)
                                                               ----------          ----------

                  Net deferred tax assets (liabilities)        $       -           $       -
                                                               ==========          ==========


At January 31, 2001, the Company had net operating loss carryforwards ("NOLs") of approximately $80,416 that expire at various dates through fiscal year 2021. The use of these NOLS may be limited by Section 382 of the Internal Revenue Code as a result of the business combination with Intel. Approximately $31,675 of the NOLs relate to stock option exercises. The tax benefit associated with the stock option exercises will be credited to equity when realized.

The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, future changes in ownership of the Company or the application of the alternative minimum tax rules could adversely affect the Company's ability to utilize the NOLs.

The valuation allowance as of January 31, 2000 was reduced to $0 during the year ended January 31, 2001 resulting from the establishment of deferred tax liabilities in connection with the Combination and the NBA contribution agreement. $12,322 of the reduction in the valuation allowance relates to stock option exercises.


(9)      CAPITALIZATION

The authorized capital stock of Convera consists of 100 million shares of Class A voting common stock, par value $0.01 per share, 40 million shares of Class B non-voting common stock, par value $0.01 per share, and five million shares of cumulative convertible preferred stock, par value $0.01 per share.

During the fourth quarter of the fiscal year ended January 31, 2001, the outstanding cumulative convertible preferred stock of 27,180 shares were converted into common stock at the rate of 10 shares of common stock per share of cumulative convertible preferred stock. There is no cumulative convertible preferred stock issued and outstanding as of January 31, 2001.


(10)     NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:


                                                            For the Fiscal Years Ended January 31,
                                                   ----------------------------------------------------------
                                                         2001                2000                 1999
                                                   -----------------   ------------------   -----------------
Numerator:
    Net loss....................................... $     (22,782)       $         (340)     $      (3,854)
    Less: Dividends on preferred stock.............            10                    14                 14
                                                   -----------------   ------------------   -----------------
       Net loss applicable to common shareholders.. $     (22,792)       $         (354)     $      (3,868)
                                                   =================   ==================   =================

Denominator:
    Weighted average number of common shares
    outstanding - basic and diluted.................   18,713,717            14,281,615         13,526,217

Basic and diluted net loss per common share.........$       (1.22)       $        (0.02)     $       (0.29)


The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be antidilutive:

                                                            For the Fiscal Years Ended January 31,
                                                   ----------------------------------------------------------
                                                         2001                2000                 1999
                                                   -----------------   ------------------   -----------------
    Convertible preferred stock....................             -               271,800            271,800
    Stock options..................................     4,810,862             1,008,427            775,389
                                                   -----------------   ------------------   -----------------
        Dilutive potential common stock ...........     4,810,862             1,280,227          1,047,189
                                                   =================   ==================   =================



(11)     EMPLOYEE BENEFIT PLANS

Stock Options

The Convera 2000 stock option plan was approved by Excalibur shareholders in December 2000 in connection with and as a condition to the Combination. The stock option plan authorizes the granting of stock options and other forms of incentive compensation to purchase up to 11.25 million shares of the Company's Class A common stock in order to attract, retain and reward key employees. In addition, at the closing of the Combination, Convera assumed Excalibur's existing stock option plans. The plans are administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options pursuant to the plans and the terms and option exercise prices of the stock options. Of the total number of shares authorized for stock options, options to purchase 9,674,420 shares are outstanding. The Company has a total of 15,601,257 shares of Class A common stock reserved for the issuance of warrants and options.

Upon consummation of the Combination, the Company granted options to purchase 7,028,248 shares of Class A common stock to employees with an exercise price of $20.52 per share representing the average of the closing prices of Excalibur common stock for the five trading days immediately preceding the closing date. There was no compensation expense recorded in connection with these grants, since the fair value of the Company's common stock on the date of grant was less than the exercise price.

Each qualified incentive stock option granted pursuant to the plans has an exercise price as determined by the Committee but not less than 100% of the fair market value of the underlying common stock at the date of grant, a ten-year term and typically a four-year vesting period. A non-qualified option granted pursuant to the plans may contain an exercise price that is below the fair market value of the common stock at the date of grant and/or may be immediately exercisable. The term of non-qualified options is usually five or ten years.

The following table summarizes the Company's activity for all of its stock option awards:


                                                                                          Weighted-Average
                                           Number of Options   Range of Exercise Prices    Exercise Price

        Balance, January 31, 1998                 2,631,636         $ 1.04 - 22.50              $ 7.81
        Granted                                     249,501           5.50 - 13.88                8.10
        Exercised                                  (166,815)          1.04 - 10.38                3.20
        Canceled                                   (152,899)          4.14 - 16.02                7.94
                                                ------------      ----------------           ---------
        Balance, January 31, 1999                 2,561,423           1.04 - 22.50                8.14
        Granted                                     675,450           7.88 - 24.00               13.60
        Exercised                                  (433,890)          3.11 - 17.02               10.43
        Canceled                                   (126,028)          4.38 - 19.13                9.36
                                                ------------      --------- ------           ---------
        Balance, January 31, 2000                 2,676,955           1.04 - 24.00                9.09
        Granted                                   7,809,198          15.69 - 67.19               21.51
        Exercised                                  (702,179)          3.11 - 36.50                8.06
        Canceled                                   (109,554)          4.75 - 60.13               17.95
                                                ------------      --------- ------          ----------
        Balance, January 31, 2001                 9,674,420         $ 1.04 - 67.19             $ 19.09
                                                 ==========         ======= ======             =======


Options to purchase 2,148,198, 1,716,382 and 1,796,090 shares of the Company's common stock were vested and exercisable at January 31, 2001, 2000 and 1999, respectively, at weighted-average exercise prices of $11.84, $7.70 and $8.64 per share, respectively.

The following table summarizes additional information about stock options outstanding at January 31, 2001:


                                              Options Outstanding                      Options Exercisable
                                   -------------------------------------------     ----------------------------
                                                  Weighted-Average
                                                    Remaining
                                                   Contractual  Weighted-Average                Weighted-Average
                                     Number of        Life        Exercise            Number       Exercise
                                                      ----        ---------                        --------
       Range of Exercise Prices       Options                       Price          Exercisable       Price
       ------------------------       -------                       -----          -----------       -----

       $   1.04 to $ 4.75              708,097       4.56 years    $   4.68            708,097     $   4.68
       $   4.88 to $17.75            1,238,729       7.71             12.00          1,072,229        11.20
       $  18.38 to $20.52            7,045,199       9.89             20.52              8,451        20.10
       $  20.56 to $35.00              562,645       8.50             29.29            313,723        26.27
       $  35.06 to $67.19              119,750       9.45             46.00             45,698        37.57
                                   -----------    -----------      --------        -----------     --------
                                     9,674,420       9.13 years    $  19.09          2,148,198     $  11.84
                                   ===========    =============    ========        ===========     ========


Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans made in fiscal years 2001, 2000 and 1999 consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below.


                                                                    2001            2000            1999
                                                                    ----            ----            ----
          Net loss, as reported                                 $   22,782      $      340      $    3,854
          Pro forma compensation expense                            10,798           3,765           4,046
                                                                ----------      ----------      ----------
          Pro forma net loss                                    $   33,580      $    4,105      $    7,900
                                                                ==========      ==========      ==========

          Basic and diluted net loss per common share,
          as reported                                               ($1.22)         ($0.02)         ($0.29)
          Basic and diluted net loss per common share,
          pro forma                                                 ($1.79)         ($0.29)         ($0.58)


The effect of applying SFAS No. 123 on pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, vesting period of the stock options and the fair value of additional options in the future years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. The following table shows the assumptions used for the grants that occurred in each fiscal year.


                                                           2001                 2000                 1999
                                                     -----------------    -----------------     ----------------
         Expected volatility                               80%                  70%                   65%
         Risk free interest rates                      5.2% to 6.5%         5.0% to 6.3%         4.5% to 5.6%
         Dividend yield                                    None                 None                 None
         Expected lives                                  5 years              5 years               5 years


The weighted average fair value per share for stock option grants that were awarded in fiscal years 2001, 2000 and 1999 was $10.98, $8.55 and $4.77, respectively.

Employee Stock Purchase Plan

In December 2000, the Excalibur shareholders approved the amendment of the Excalibur 1996 employee stock purchase plan, now in effect for Convera. The employee stock purchase plan is a non-compensatory plan for all active employees and provides that participating employees may purchase common stock each plan quarter at a purchase price equal to the lesser of 85% of the closing price on the date of exercise or 85% of the closing price on the date of grant. Payment for the shares is made through authorized payroll deductions of up to 10% of eligible annual compensation.

Of the 250,000 shares of Class A common stock that were reserved for issuance thereunder, 12,252, 23,096 and 18,652 shares were purchased by employees in fiscal years 2001, 2000 and 1999, respectively.

Employee Savings Plan

The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating eligible employees in the United States may defer up to 20 percent of their pre-tax salary, but not more than statutory limits. The plan was amended in the current fiscal year to allow the Company to match $0.50 on every dollar up to the maximum of 8% of the employee's contribution on total compensation.

For  the  fiscal  year  ended   January  31,  2001,   the  Company   contributed
approximately $221 to the employee savings plan. No such contribution was made in fiscal years 2000 or 1999.


(12)     COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations using leased office facilities. The leases terminate at various dates through fiscal year 2005 with options to renew. Certain leases provide for scheduled rent increases and obligate the Company to pay shared portions of the operating expenses such as taxes, maintenance and repair costs. The Company also has operating leases for equipment and it's foreign subsidiary has operating leases for automobiles that are included in the figures below. Future minimum rental payments under non-cancelable operating leases as of January 31, 2001 are as follows:

                Year Ending
                January 31,
                   2002                    $    2,654
                   2003                         2,067
                   2004                         1,687
                   2005                         1,451
                   2006                           724
                                              --------
                                              $ 8,583
                                              ========

Total rental expense under operating leases, net of sublease income, was approximately $1,925, $1,700 and $1,303 in fiscal years 2001, 2000 and 1999, respectively. The sublease income in fiscal years 1999 was $102. There was no sublease income in fiscal years 2001 and 2000.

Other Commitments

Former Intel employees who became Convera employees will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. The gain attributable to these employees' forfeited Intel stock options is equal to the positive difference, if any, between (i) $61.50, representing the approximate fair market value of the Intel stock underlying these options in May 2000 when this bonus arrangement was established, and (ii) the per share exercise price of the forfeited Intel stock options. The maximum aggregate amount that Convera would be required to pay, assuming no aggregate gain on the Convera stock options at September 30, 2002 is approximately $5,600.

In addition,  Convera will pay bonuses to  specified  former  employees of Intel that remain employed by Convera as of April 30, 2001, funded through an additional capital contribution from Intel. These retention bonuses are contingent on the continuing employment of the Intel employees that joined Convera in conjunction with the Combination with Convera through April 30 2001. These individual bonus amounts were determined based on the intrinsic value immediately prior to the closing of the Combination of unvested Intel stock options forfeited that would have vested in calendar year 2001 for those former Intel employees that become employees of Convera.

As of January 31, 2001, the Company has $142 in outstanding letters of credit required for a leased facility.


(13)     SEGMENT REPORTING

As a result of the Combination in fiscal year 2001, the Company changed the structure of its organization to reflect one reportable segment. The Company has restated the corresponding segment information for earlier periods presented. Beginning in fiscal year 2000, the Company aligned its business into two operating segments, differentiating between text and visual product lines. The Company's business is no longer monitored in this manner.

Operations by Geographic Area

The following table presents information about the Company's operations by geographical area:


                                                                   Fiscal Years Ended January 31,
                                                         ----------------------------------------------------
                                                               2001              2000              1999
                                                               ----              ----              ----
         Sales to customers:
              United States                                $    36,359       $    28,495       $    20,336
              United Kingdom                                    12,891             4,842             4,490
              All Other                                          2,272             4,597             3,113
                                                            ----------        ----------        ----------
                                                           $    51,522       $    37,934       $    27,939
                                                           ===========       ===========       ===========

         Long-lived assets:
              United States                                $   836,023       $     2,871       $     5,072
              All Other                                            170               146                96
                                                            ----------        ----------        ----------
                                                           $   836,193       $     3,017       $     5,168
                                                           ===========       ===========       ===========

Major Customers

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $5,000, $4,400 and $4,500, respectively, in the fiscal years ended January 31, 2001, 2000 and 1999. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 10%, 12% and 16%, respectively. For the fiscal year ended January 31, 2001, one customer accounted for 15% of the Company's total revenues, and for the fiscal years January 31, 2000 and 1999, a different customer accounted for 12% and 11% of the Company's total revenues, respectively.


(14)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                               For the Fiscal Years Ended January 31,
                                                         ----------------------------------------------------
                                                               2001              2000              1999
                                                               ----              ----              ----
Supplemental Disclosures of Non-cash Investing
Activities:
     Issuance of common stock for acquisition of IMS
       assets   ......................................... $ 925,125            $    -            $   -
     Issuance of Class A common stock in exchange for
       certain contributed NBA assets....................    74,753                 -                -
     Stock options exercised under deferred
       compensation arrangements.........................         7                 6              100
     Preferred stock converted to Class A common stock...       271                 -                -



(15)     SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                            1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
2001:
Revenues.................................   $   9,384       $  11,373      $  12,304      $  18,461
Gross margin.............................       7,825           9,364          9,555          7,170
Operating loss...........................      (1,763)           (135)          (484)       (21,768)
Net loss.................................      (1,668)             (2)          (375)       (20,737)
Net loss applicable to common
shareholders.............................      (1,671)             (5)          (378)       (20,738)

Basic and diluted loss per common stock..   $   (0.11)      $   (0.00)     $   (0.02)     $   (0.69)

2000:
Revenues.................................   $   7,759       $   9,070      $   8,366      $  12,739
Gross margin.............................       6,192           7,279          6,595         11,001
Operating loss...........................      (1,468)           (276)        (1,011)         2,636
Net loss.................................      (1,882)           (210)          (956)         2,708
Net loss applicable to common
shareholders.............................      (1,885)           (213)          (959)         2,703

Basic and diluted loss per common stock..   $   (0.14)      $   (0.01)     $   (0.07)     $    0.19
Diluted income (loss) per common
shareholders.............................   $   (0.14)      $   (0.01)     $   (0.07)     $    0.17


The Company calculated earnings per share on a quarter-by-quarter basis in accordance with GAAP. Quarterly earnings per share figures may not total earnings per share for the year due to the weighted average number of shares outstanding.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       CONVERA CORPORATION

                                                  By:  /s/ Patrick C. Condo
                                                       -----------------------
                                                       Patrick C. Condo
                                                       Chief Executive Officer

Date:  April 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                        Title                                        Date

/s/Patrick C. Condo          President, Chief Executive                         April 30, 2001
-----------------------      Officer, Chief Operating Officer                   --------------
Patrick C. Condo             and Director
                             (Principal Executive Officer)

/s/James H. Buchanan         Chief Financial Officer, Treasurer,                April 30, 2001
-----------------------      and Assistant Secretary                            --------------
James H. Buchanan            (Principal Financial and Accounting Officer)

/s/Ronald J. Whittier        Chairman of the Board                              April 27, 2001
-----------------------                                                         --------------
Ronald J. Whittier

/s/Herbert A. Allen          Director                                           April 24, 2001
-----------------------                                                         --------------
Herbert A. Allen

/s/Andrew D. Bryant          Director                                           April 24, 2001
-----------------------                                                         --------------
Andrew D. Bryant

/s/Gerhard H. Parker         Director                                           April 23, 2001
-----------------------                                                         --------------
Gerhard H. Parker

/s/David J. Stern            Director                                           April 23, 2001
-----------------------                                                         --------------
David J. Stern
