Form 10-Q
period 2001-04-30
CONVERA CORP
filed 2001-06-14
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number 000-31989



                               CONVERA CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                            54-1987541
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

              1921 Gallows Road, Suite 200, Vienna, Virginia 22182
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (703) 761 - 3700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __


The numbers of shares outstanding of the registrant's Class A and Class B common stocks, par value $0.01 per share, as of June 11, 2001 were 35,414,010 and 12, 207,038, respectively.

                               CONVERA CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2001

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements:                                                            Page
                                                                                                 ----

                Consolidated Balance Sheets
                April 30, 2001 (unaudited) and January 31, 2001.....................................3

                Consolidated Statements of Operations and Comprehensive Loss (unaudited)
                Three months ended April 30, 2001 and 2000..........................................4

                Consolidated Statements of Cash Flows (unaudited)
                Three months ended April 30, 2001 and 2000..........................................5

                Notes to Consolidated Financial Statements..........................................6

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................................................12



                           PART II. OTHER INFORMATION

Items 1. - 6.   ...................................................................................19


Signatures      ...................................................................................20



                      CONVERA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        April 30, 2001             January 31, 2001
                                                                          (Unaudited)
                                                                      --------------------        --------------------
                           ASSETS

Current Assets:
     Cash and cash equivalents...................................      $        47,405             $         37,061
     Short term investments......................................               98,594                      119,083
     Accounts receivable, net of allowance for doubtful
          accounts of $2,079 and $1,231, respectively............               17,559                       17,392
     Prepaid expenses and other .................................                5,152                        4,394
                                                                      --------------------        --------------------
           Total current assets..................................              168,710                      177,930

Equipment and leasehold improvements, net of
   accumulated  depreciation of $9,329 and $8,785,
   respectively..................................................                3,611                        2,635
Other assets.....................................................                1,095                          436
Goodwill and other intangible assets.............................              813,824                      845,444
                                                                      --------------------        --------------------
         Total assets............................................      $       987,240             $      1,026,445
                                                                      ====================        ====================

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable............................................                5,693                        3,480
     Accrued expenses............................................               10,171                        2,543
     Accrued bonuses.............................................                7,081                          714
     Deferred revenues...........................................                5,691                        4,650
     Deferred income taxes.......................................                1,989                            -
                                                                      --------------------        --------------------
           Total current liabilities.............................               30,625                       11,387
                                                                      --------------------        --------------------


Commitments and Contingencies
Shareholders' Equity:
     5% Cumulative convertible preferred stock,
         $0.01 par value, preference in liquidation
         $10 per share plus dividends, 5,000,000 shares
         authorized; 0 shares issued and outstanding.............                    -                            -
     Common stock Class A, $0.01 par value,
         100,000,000 shares authorized; 35,365,180
         and 35,327,589 shares issued and                                          354                          353
         outstanding, respectively...............................
     Common stock Class B, $0.01 par value,
         40,000,000 shares authorized; 12,207,038
         shares issued and outstanding...........................                  122                          122
     Additional paid-in capital..................................            1,094,574                    1,094,192
     Accumulated deficit.........................................             (137,739)                     (78,920)
     Accumulated other comprehensive loss........................                 (696)                        (689)
                                                                      --------------------        --------------------
         Total shareholders' equity..............................              956,615                    1,015,058
                                                                      --------------------        --------------------
         Total liabilities and shareholders' equity                    $       987,240             $      1,026,445
                                                                      ====================        ====================

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)
                 (in thousands, except share and per share data)


                                                                           For the Three Months Ended April 30,
                                                                            2001                         2000
                                                                     --------------------        --------------------
Revenues:
      Software..............................................           $         4,256             $         7,511
      Maintenance...........................................                     1,719                       1,873
                                                                     --------------------        --------------------
    License-related.........................................                     5,975                       9,384
    Services................................................                       350                           -
                                                                     --------------------        --------------------
                                                                                 6,325                       9,384
                                                                     --------------------        --------------------

Cost of revenues:
      Software .............................................                     4,114                       1,113
      Maintenance ..........................................                       465                         417
                                                                     --------------------        --------------------
    License-related ........................................                     4,579                       1,530
    Services................................................                     1,598                           -
                                                                     --------------------        --------------------
                                                                                 6,177                       1,530
                                                                     --------------------        --------------------
Gross margin:                                                                      148                       7,854
                                                                     --------------------        --------------------
Operating expenses:
    Sales and marketing.....................................                     8,830                       5,569
    Research and product development........................                     8,698                       2,688
    General and administrative..............................                     2,964                       1,331
    Amortization of goodwill and other intangible assets....                    36,592                          29
    Amortization of incentive bonus payments due to
       employees............................................                     6,100                           -
                                                                     --------------------        --------------------
                                                                                63,184                       9,617
                                                                     --------------------        --------------------

Operating loss..............................................                   (63,036)                     (1,763)

Interest income, net........................................                     1,754                          95
                                                                     --------------------        --------------------

Net loss before income taxes................................                   (61,282)                     (1,668)

Income tax benefit..........................................                     2,464                           -
                                                                     --------------------        --------------------

Net loss....................................................                   (58,818)                     (1,668)

Dividends on preferred stock................................                         -                           3
                                                                     --------------------        --------------------
Net loss applicable to common shareholders..................           $       (58,818)            $        (1,671)
                                                                     ====================        ====================

Basic and diluted net loss per common share.................           $         (1.24)             $        (0.11)
Weighted-average number of common shares outstanding -
    basic and diluted.......................................                47,568,570                  14,713,669

Other comprehensive loss:
    Net loss................................................                   (58,818)                     (1,668)
    Foreign currency translation adjustment.................                        (7)                        (26)
                                                                     --------------------        --------------------
Comprehensive loss..........................................           $       (58,825)            $        (1,694)
                                                                     ====================        ====================

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                             For the Three Months Ended April 30,
                                                                             2001                        2000
                                                                      --------------------        --------------------
Cash Flows from Operating Activities:
     Net loss....................................................      $       (58,818)             $        (1,668)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation..........................................                  556                          297
           Provision for doubtful accounts.......................                1,992                          100
           Amortization of goodwill and other intangibles........               36,592                           29
           Amortization of incentive bonus payments due to
              employees..........................................                6,100                            -
           Deferred tax benefit..................................               (2,464)                           -
     Changes in operating assets and liabilities:
           Accounts receivable...................................               (2,359)                         874
           Prepaid expenses and other............................               (1,436)                         205
           Accounts payable and accrued expenses.................               10,145                         (703)
           Deferred revenues.....................................                1,069                            1
                                                                      --------------------        --------------------
     Net cash used in operating activities.......................               (8,623)                        (865)
                                                                      --------------------        --------------------

Cash Flows from Investing Activities:
     Proceeds from maturities of investments.....................               20,490                            -
     Purchases of equipment and leasehold improvements...........               (1,535)                        (601)
     Direct acquisition costs....................................                 (520)                           -
                                                                      --------------------        --------------------
     Net cash provided by (used in) investing activities.........               18,435
                                                                      --------------------        --------------------

Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock, net.............                  151                           67
     Proceeds from the exercise of stock options.................                  232                        1,061
                                                                      --------------------        --------------------
     Net cash provided by financing activities...................                  383                        1,128
                                                                      --------------------        --------------------

Effect of Exchange Rate Changes on Cash..........................                  149                           79
                                                                      --------------------        --------------------

Net Increase (Decrease) in Cash and Cash Equivalents.............               10,344                         (259)

Cash and Cash Equivalents, beginning of period...................               37,061                       10,884
                                                                      --------------------        --------------------

Cash and Cash Equivalents, end of period.........................     $         47,405            $          10,625
                                                                      ====================        ====================

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2001


 (1)     THE COMPANY

The consolidated financial statements include the accounts of Convera Corporation ("Convera") and its wholly owned subsidiaries. These entities are collectively referred to hereinafter as the "Company." All significant inter-company transactions and accounts have been eliminated.

Convera was established through the combination of the former Excalibur Technologies Corporation ("Excalibur") and Intel Corporation's ("Intel") Interactive Media Services ("IMS") division. On December 21, 2000, Excalibur and Intel consummated a business combination transaction (the "Combination") pursuant to an Agreement and Plan of Contribution and Merger, dated as of April 30, 2000, as amended, by and among Excalibur, Intel, the Company and Excalibur Transitory, Inc., a wholly owned subsidiary of the Company. At the completion of the Combination, Excalibur became a wholly owned subsidiary of the Company, each outstanding share of Excalibur common stock was converted into one share of Class A common stock of the Company, and Intel contributed to the Company its IMS division, intellectual property assets and other assets used by that division, as well as $150,000,000 in cash at closing, in exchange for 14,949,384 shares of Class A common stock of the Company and 12,207,038 shares of Class B non-voting common stock of the Company.

The Combination was accounted for using the purchase method of accounting. All references in this Form 10-Q to financial results for the Company for the three-month period ended April 30, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

The Company principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company's technology to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers, application service providers and other strategic partners.

The Company incurred a net loss of approximately $59,000,000 in the three-month period ended April 30, 2001 and incurred cumulative losses of approximately $27,000,000 over the last three fiscal years. The accumulated deficit at April 30, 2001 was approximately $138,000,000. The Company's operations are subject to certain risks and uncertainties including, among others: the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.


(2)      SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended April 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2002.

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

Customization work is sometimes required to ensure that the Company's software functionality meets the requirements of its customers. Under these circumstances, the Company's revenues are derived from fixed price contracts and revenue is recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. Estimated losses on such contracts would be charged against earnings in the period such losses are identified. No such losses have been incurred on such contracts to date.

The in-process customer contracts assigned to the Company by the IMS division are accounted for using the completed contract method, and accordingly, revenue is deferred until all remaining costs, obligations and potential risks are insignificant and the contract deliverables are agreed to and accepted by the customer. As Convera completes these contracts, revenue and the related costs, including profit on work performed by Convera subsequent to the acquisition, will be recognized.

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

Short Term Investments

Highly liquid investments with maturities of one year or less are classified as short-term investments. Short-term investments consist primarily of U.S. Government treasury bills and are carried at amortized cost. The Company also has a certificate of deposit for $142,000 which is pledged to collateralize a letter of credit required for a leased facility.

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

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. The Company has not recorded any provision for impairment of goodwill or other intangible or long-lived assets.

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


(3)      SEGMENT REPORTING

As a result of the Company's business combination with the IMS division of Intel in fiscal year 2001, the Company changed the structure of its organization to reflect one reportable segment. The Company has restated the corresponding segment information for earlier periods presented.

Major Customers

In the current quarter, revenues derived from sales to agencies of the U.S. Government were approximately $1,100,000, or 17% of total revenues. Revenues derived from one customer accounted for approximately 18% of the Company's total revenues for the quarter ended April 30, 2001. In the same period last year, one customer accounted for approximately 19% of total revenues.


(4)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and to measure such instruments at fair value. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and consequently, required adoption date of SFAS 133 was delayed. The Company has adopted the provisions of SFAS 133, as amended by SFAS 138, on the effective date of February 1, 2001. The adoption of SFAS 133 did not have a significant impact on the Company's financial statement and no amounts have been restated as a result.

(5)      INCOME TAXES

The Company has incurred pretax losses for the periods presented herein. As of April 30, 2001, the Company had total deferred tax assets of approximately $33,615,000 and total deferred tax liabilities of approximately $35,604,000, resulting in a net deferred tax liability of $1,989,000.

In connection with the business combination with Intel and as a result of the NBA contract, deferred tax liabilities of approximately $37,303,000 were established relating to the differences between the book treatment and the tax treatment of the identified intangible assets, excluding goodwill. Prior to the consummation of these transactions, the Company had recorded a full valuation allowance against its net deferred tax asset, which was related primarily to net operating loss carryforwards (NOLs) generated by the Company. With the establishment of these deferred tax liabilities, which more than offset the existing deferred tax assets, the Company determined that the valuation allowance that had been previously recorded was no longer necessary.

The income tax benefit of $2,464,000 for the three months ended April 30, 2001 represents the reversal of a portion of the net deferred tax liability established primarily as a result of the Intel merger and the NBA contract. The Company's interim effective income tax rate is based on its best current estimate of its expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2002, the Company expects that it will generate additional NOLs for the remainder of the year, and that its deferred tax assets will again exceed its deferred tax liabilities at January 31, 2002. Given the Company's inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company expects to provide a full valuation allowance against such deferred tax assets. As such, the remaining net deferred tax liability will be reversed to income as an income tax benefit over the balance of the year ending January 31, 2002 to reflect a reasonably consistent effective income tax rate for all interim periods.

(6)      ACCRUED BONUSES

On May 16, 2001, the Company paid approximately $5,423,000 in bonuses to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. Since the bonus amounts were contingent upon the former Intel employees' continued employment at Convera, the Company recorded this bonus in operations for the three month period ended April 30, 2001.

Additionally, specified former Intel employees who became Convera employees will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the merger, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. The maximum aggregate amount that Convera could be required to pay, assuming no aggregate gain on the Convera stock options at September 30, 2002, is approximately $3,354,000. The Company is amortizing this amount over the period leading up to September 30, 2002, and, as such, has recorded additional bonus expense of approximately $677,000 for the three-month period ended April 30, 2001.


(7)      NET LOSS PER COMMON SHARE

The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128") for computing and presenting net loss per share information. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common equivalent shares, including convertible preferred stock and unexercised stock options as their inclusion in the computation would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):


                                                                             For the Three Months Ended April 30,
                                                                             2001                        2000
                                                                      --------------------        --------------------
Numerator:
     Net loss....................................................      $       (58,818)             $        (1,668)
     Less: Dividends on preferred stock..........................                    -                            3
                                                                      --------------------        --------------------

       Net loss applicable to common shareholders................      $       (58,818)             $        (1,671)
                                                                      ====================        ====================

Denominator:
     Weighted average number of common shares outstanding - basic
     and diluted.................................................           47,568,570                   14,713,669

 Basic and diluted net loss per common share.....................      $         (1.24)             $         (0.11)


The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be antidilutive:


                                                                             For the Three Months Ended April 30,
                                                                             2001                        2000
                                                                      --------------------        --------------------

 Convertible preferred stock.....................................                    -                      271,800
 Stock options...................................................              592,421                    1,856,747
                                                                      --------------------        --------------------

     Dilutive potential common stock.............................              592,421                    2,128,547
                                                                      ====================        ====================

(8)      SUBSEQUENT EVENTS

On May 10, 2001, the Company announced that it is restructuring its business operations in response to the downturn in the economy and in conjunction with the consolidation of operations following the Combination. As part of the restructuring, Convera has reduced its total workforce by 22 employees, including 17 individuals from the Company's engineering groups and 5 individuals from the business development group. As part of this decision, the Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors and reduced the amount of space to be used in several of the Company's leased facilities. The company is in the process of finalizing the financial statement implications of this restructuring and expects to record this amount as a charge in the quarter ended July 31, 2001.

On June 11, 2001, the Company announced a voluntary stock option exchange program (the Offer) for its employees and directors. Under this program, existing option holders have the opportunity, if they so choose, to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The Offer will expire at 12:00 AM Eastern Time on July 9, 2001 (the Expiration Date), unless the Offer is extended. Assuming no extensions or termination of the Offer, the Company will grant the new options on January 14, 2002 (the replacement grant date), which is at least six months and a day after the options to be exchanged have been cancelled. The exercise price of the new options will be equal to the closing sale price of our common stock on the NASDAQ National Market on the business day preceding the replacement grant date. Any option holder electing to participate in the exchange program is also required to exchange any other options granted to him or her during the six months before or after the Expiration Date. The exchange program has been designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


Results of Operations

Total revenues decreased 33% to $6.3 million in the first quarter of the current year from $9.4 million in the first quarter last year. The net loss for the quarter ended April 30, 2001 was $58.8 million, or $1.24 per common share, compared to a net loss of $1.7 million, or $0.11 per share in the same period last year.

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

For the quarter ended April 30, 2001, the EBITDA loss was $18.1 million, or $0.38 per common share compared to an EBITDA loss of $1.0 million, or $0.07 per common share in first quarter last year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, and EBITDA for the three months ended April 30, 2001 and 2000, respectively. (dollars in thousands).


                                                Components of Revenues and Expenses
                                                    Three Months Ended April 30,
                                                 2001                         2000                Increase
                                                                                                 (Decrease)
                                    $           %               $            %             %
                                        -------------- ---------    --------------- ---------    -----------
     Revenues:

       Software                             $4,256         67%          $7,511          80%           (43)%

       Maintenance                           1,719         27%           1,873          20%            (8)%
                                        -------------- ---------    --------------- ---------    -----------
     License-related                         5,975         94%           9,384         100%           (36)%

     Services                                  350          6%              --          --             --
                                        -------------- ---------    --------------- ---------    -----------
          Total revenues                    $6,325        100%          $9,384         100%           (33)%
                                        -------------- ---------    --------------- ---------    -----------

    Expenses:

       Cost of license-related
          revenues                          $4,579         72%          $1,530          16%           199%

       Cost of services revenues             1,598         25%              --          --             --

       Sales and marketing                   8,830        140%           5,569          59%            59%

       Research and product
          development                        8,698        138%           2,688          29%           224%

       General and administrative            2,964         47%           1,331          14%           123%

       Amortization of goodwill and
          other intangible assets           36,592        579%              29          --        126,079%

       Amortization of incentive
          bonus payments due to
          employees                          6,100         96%              --          --             --
                                        -------------- ---------    --------------- ---------    -----------
          Total expenses                   $69,361      1,097%         $11,147         119%           522%
                                        -------------- ---------    --------------- ---------    -----------
    Operating loss                        $(63,036)                    $(1,763)

           Interest income, net              1,754                          95
                                        --------------              ---------------
    Net loss before income taxes          $(61,282)                    $(1,668)

            Income tax benefit               2,464                          --
                                        --------------              ---------------
    Net loss                              $(58,818)                    $(1,668)
                                        ==============              ===============



                                               Three Months Ended April 30,
                                            2001                         2000
                                        --------------              ---------------
    EBITDA:
    Net loss                              $(58,818)                    $(1,668)
    Income tax benefit                      (2,464)                         --
    Interest income, net                    (1,754)                        (95)
    Depreciation                               556                         297
    Amortization of goodwill and
      acquisition related intangible
      assets                                36,592                          29
    Amortization of other intangible
    assets                                   1,639                         427
    Amortization of incentive bonus
      payments due to employees              6,100                          --
                                        --------------              ---------------
    EBITDA (loss)                         $(18,149)                    $(1,010)
                                        ==============              ===============

    EBITA (loss) per common share -         $(0.38)                     $(0.07)
    basic & diluted
                                        ==============              ===============


Revenues

Software revenues, which include amounts generated through software licensing and implementation services, decreased 43% to $4.3 million for the three months ended April 30, 2001 from $7.5 million for the three months ended April 30, 2000. Software maintenance and customer support revenues decreased 8% in the first quarter of the current year to $1.7 million from $1.9 million in the first quarter last year. The decrease in license-related revenues was primarily attributable to the general downturn in the economy which has caused some organizations to re-evaluate and defer their spending on content management initiatives. As a result, a number of accounts that we expected to close in the first quarter were put on an indefinite hold. Maintenance revenues decreased slightly due primarily to the continued change in the mix of the Company's revenues to more original equipment manufacturer ("OEM") agreements, which tend to result in reduced maintenance obligations and related revenues.

Revenues from international operations are provided primarily by software licenses with various European commercial and government customers and a well-established European reseller network. The Company's international sales operation, Convera Technologies International, Ltd. ("CTIL"), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL decreased 50% for the three months ended April 30, 2001 to $1.0 million from $2.0 million in the same period last year.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately 17% and 9% of total revenues for the three months ended April 30, 2001 and 2000, respectively. In the current quarter, one customer accounted for approximately 18% of the Company's total revenues. In the same period last year, one customer accounted for approximately 19% of total revenues.

Revenues from the Company's interactive services offerings in the first quarter of the current year were $0.4 million. There were no corresponding revenues from services for the same quarter last year.

Cost of Revenues

Cost of license-related revenues increased 199% to $4.6 million in the first quarter of the current year from $1.5 million in the first quarter last year. Cost of license-related revenues expressed as a percentage of total revenues was 72% in the current quarter compared to 16% in the first quarter last year. The increase in cost of sales is primarily attributable to an increase in third-party licensing costs, the majority of which are fixed expenses planned in advance to add new features and functionality to the Company's products, as well as an increase in the cost of professional services resulting in part from the increase in the number of employees in the Company's professional services group. Cost of maintenance increased slightly to $0.5 million for the three months ended April 30, 2001 from $0.4 million for the three months ended April 30, 2000.

Cost of services represents the personnel and other direct costs incurred in connection with performing on the Company's service related contracts. For the quarter ended April 30, 2001, cost of services was $1.6 million.

Operating Expenses

Sales and marketing expenses increased 59% in the quarter ended April 30, 2001 to $8.8 million from $5.6 million in the first quarter last year, representing 140% and 60% of total revenues, respectively. The increase in expenses in the current quarter was due to an increase in the allowance for doubtful accounts, as well as overall growth in sales and marketing personnel and increased spending on marketing programs.

Total research and product development costs increased 224% to $8.7 million in the current quarter compared to $2.7 million in the same quarter last year. Research and product development costs as a percentage of total revenues were 138% in the current quarter compared to 29% in the first quarter last year. The increase is largely due to the addition of a significant number of engineering personnel in connection with the Company's business combination with the IMS division of Intel as well as increased investment in both the text and video product lines as the Company continued to make enhancements to its RetrievalWare and Screening Room. In the current quarter, the Company released Convera
RetrievalWare 6.8 and RetrievalWare WebExpress 2.1. These products provide enhanced support for Java developers, a new search interface for intranet users, added capabilities for indexing secure content and expanded language plug-ins. Updated dictionaries in RetrievalWare 6.8 enhance search results by accommodating language changes such as new words and idioms and updated spellings. RetrievalWare 6.8 also offers a new user interface for intranet search users called SmartSearch, a new HTML-based search client that is designed to increase user productivity and reduce the time that knowledge workers spend looking for information.

General and administrative expenses increased 123% for the first quarter ended April 30, 2001 to $3.0 million, representing 47% of total revenues from $1.3 million, or 14% of total revenues, in the first quarter of last year. The growth in general and administrative expenses in the current quarter was due to increased corporate expenses such as legal expense, a substantial amount of which relates to costs incurred in connection with a potential acquisition that was contemplated by the Company but ultimately not consummated. There were also additional general and administrative personnel required to support the Company's expanding operations.

Amortization of goodwill and other acquisition related intangible assets was approximately $36.6 million for the quarter ended April 30, 2001. The majority of this amount relates to amortization of goodwill and intangible assets related to the Company's business combination with Intel's IMS division. This amount also includes approximately $2.4 million in amortization of the intangible assets acquired from the NBA pursuant to the contribution agreement.

Amortization of incentive bonus payments due to employees was approximately $6.1 million for the first quarter ended April 30, 2001. Subsequent to quarter end, the Company paid approximately $5.4 million in bonuses to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees' continued employment at Convera, and the Company recorded this bonus in operations for the three month period ended April 30, 2001. Additionally, specified former Intel employees who became Convera employees will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the merger, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. The maximum aggregate amount that Convera could be required to pay, assuming no aggregate gain on the Convera stock options at September 30, 2002, is approximately $3.3 million The Company is amortizing this amount over the period leading up to September 30, 2002, and, as such, has recorded additional bonus expense of approximately $0.7 million for the three-month period ended April 30, 2001.

Net interest income increased to $1.8 million in the three months ended April 30, 2001 from $0.1 million in the comparable period last year due to a higher level of invested funds.

The income tax benefit of $2.5 million for the three months ended April 30, 2001 represents the reversal of a portion of the net deferred tax liability established primarily as a result of the Intel merger and the NBA contract. The Company's interim effective income tax rate is based on its best current estimate of its expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2002, the Company expects that it will generate additional NOLs for the remainder of the year, and that its deferred tax assets will again exceed its deferred tax liabilities at January 31, 2002. Given the Company's inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company expects to provide a full valuation allowance against such deferred tax assets. As such, the remaining net deferred tax liability will be reversed to income as an income tax benefit over the balance of the year ending January 31, 2002 to reflect a reasonably consistent effective income tax rate for all interim periods.

Liquidity and Capital Resources

The Company's combined balance of cash, cash equivalents and short-term investments at April 30, 2001 as compared to January 31, 2001 is summarized below (in thousands).


                                       April 30,          January 31,              Change
                                         2001                 2001
                                     --------------      ---------------      -----------------
              Cash and cash
               equivalents           $       47,405      $       37,061       $        10,344

              Investments                    98,594             119,083               (20,489)
                                     -- -----------      --- -----------      --- -------------
                  Total              $      145,999      $      156,144       $       (10,145)
                                     == ===========      === ===========      === =============


During the three months ended April 30, 2001, $8.6 million was used to fund operating activities, compared to $0.9 million used in the same period last year. The net loss of $58.8 million was offset by non-cash charges totaling $42.8 million, including depreciation and amortization of $37.1 million, bad debt expense of $2.0 million and an income tax benefit of approximately $2.5 million. An increase in deferred revenues, accounts payable and accrued expenses provided $11.2 million while an increase in accounts receivable, prepaid expenses and other assets used $3.8 million. For the three months ended April 30, 2000, the Company's $1.7 million loss was offset by approximately $0.4 million in non-cash expenses, a decrease in accounts receivable of $0.9 million and a decrease in prepaid expenses and other of $0.2 million. A decrease in accounts payable and accrued expenses used $0.7 million during the three months ended April 30, 2000.

The Company's investing activities provided $18.4 million in the first three months of the current year. Net cash provided from the maturity of U.S. Treasury Bills provided for $20.5 million while purchases of equipment and leasehold improvements used $1.5 million. The Company also used $0.5 million related to direct acquisition costs in connection with the business combination with Intel's IMS division. For the three months ended April 30, 2000, the Company used $0.6 million from investing activities related to the purchase of equipment and leasehold improvements.

Cash provided by financing activities was $0.4 million and $1.1 million for the three months ended April 30, 2001 and 2000, respectively. Cash of approximately $0.2 million and $1.0 million was provided from the exercise of employee stock options for the three months ended April 30, 2001 and 2000, respectively, and $0.2 million and $0.1 million was provided from the issuance of stock under the employee stock purchase plan for the three months ended April 30, 2001 and 2000, respectively.

At April 30, 2001, the Company's balance of cash, cash equivalents and short-term investments was $146 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company's current projected cash needs for the foreseeable future. Prior to fiscal year 2001, the Company had primarily used cash provided from sales of its common stock to finance its operations. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available to fund the Company's ongoing operations or other capital requirements on terms acceptable to the Company.

The number of days sales outstanding ("DSO") increased to 145 days at April 30, 2001 from 116 days at April 30, 2000. Management believes that that the allowance for doubtful accounts of $2.1 million at April 30, 2001 is adequate.

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


Other Factors

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

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and to measure such instruments at fair value. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and consequently, required adoption date of SFAS 133 was delayed. The Company has adopted the provisions of SFAS 133, as amended by SFAS 138, on the effective date of February 1, 2001. The adoption of SFAS 133 did not have a significant impact on the Company's financial statement and no amounts have been restated as a result.


Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 16% of total revenues in the first quarter of the current fiscal year. International sales are made mostly from the Company's foreign subsidiary and are typically denominated in British pounds, French Francs or German Deutsche Marks. As of April 30, 2001, approximately 45%, 2% and 2% of total consolidated accounts receivable were denominated in British pounds, French Francs and German Deutsche Marks, respectively. Additionally, the Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of April 30, 2001, 8% of the Company's cash and cash equivalents balance was included in the Company's foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company's short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from 3 months to 6 months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company's exposure to fluctuations in interest rates is limited.

                           PART II-- OTHER INFORMATION


Item 1.           Legal Proceedings                                       None.
------


Item 2.           Changes in Securities                                   None.
------


Item 3.           Defaults upon Senior Securities                         None.
------


Item 4.           Submission of Matters to Vote of Security Holders       None.
------


Item 5.           Other Information                                       None.
------


Item 6.           Exhibits and Reports on Form 8-K
------

On March 5, 2001, the Company filed a Form 8-K for Item 5, announcing an agreement with ESPN Internet Group ("ESPN").

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONVERA CORPORATION


June 14, 2001                       By: /s/ Patrick C. Condo
                                    --------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


June 14, 2001                       By: /s/ James H. Buchanan
                                    ---------------------
                                    James H. Buchanan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)