Form 10-Q
period 2001-07-31
CONVERA CORP
filed 2001-09-14
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

The numbers of shares outstanding of the registrant's Class A and Class B common stocks, par value $0.01 per share, as of September 6, 2001 were 35,474,824 and 12, 207,038, respectively.

                               CONVERA CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2001

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements:                                                            Page
                                                                                                 ----

                Consolidated Balance Sheets
                July 31, 2001 (unaudited) and January 31, 2001......................................3

                Consolidated Statements of Operations and Comprehensive Loss (unaudited)
                Three and six months ended July 31, 2001 and 2000...................................4

                Consolidated Statements of Cash Flows (unaudited)
                Six months ended July 31, 2001 and 2000.............................................5

                Notes to Consolidated Financial Statements..........................................6

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................................................12



                           PART II. OTHER INFORMATION

Items 1. - 6. .....................................................................................21

Signatures      ...................................................................................22



                      CONVERA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                         July 31, 2001             January 31, 2001
                           ASSETS                                         (Unaudited)
                                                                      --------------------        --------------------
Current Assets:
     Cash and cash equivalents........................................ $        31,807             $         37,061
     Short term investments...........................................          99,259                      119,083
     Accounts receivable, net of allowance for doubtful
          accounts of $2,821 and $1,231, respectively.................          10,975                       17,392
     Prepaid expenses and other ......................................           4,788                        4,394
                                                                      --------------------        --------------------
           Total current assets.......................................         146,829                      177,930

Equipment and leasehold improvements, net of
   accumulated  depreciation of $9,791 and $8,785,
   respectively.......................................................           6,907                        2,635
Other assets..........................................................             889                          436
Goodwill and other intangible assets..................................         777,602                      845,444
                                                                      --------------------        --------------------
         Total assets................................................. $       932,227             $      1,026,445
                                                                      ====================        ====================

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable................................................. $         4,608             $          3,480
     Accrued expenses.................................................           6,328                        2,543
     Accrued bonuses..................................................           2,615                          714
     Restructuring reserve............................................             772                            -
     Deferred revenues................................................           3,903                        4,650
     Deferred income taxes............................................           1,233                            -
                                                                      --------------------        --------------------
           Total current liabilities..................................          19,459                       11,387

Restructuring reserve, net of current portion.........................           1,322                            -

                                                                      --------------------        --------------------
         Total liabilities............................................          20,781                      11,387
                                                                      --------------------        --------------------
Commitments and Contingencies
Shareholders' Equity:
     Preferred stock,
         $0.01 par value, 5,000,000 shares
         authorized; 0 shares issued and outstanding..................               -                            -
     Common stock Class A, $0.01 par value,
         100,000,000 shares authorized; 35,414,010
         and 35,327,589 shares issued and                                          354                          353
         outstanding, respectively....................................
     Common stock Class B, $0.01 par value,
         40,000,000 shares authorized; 12,207,038
         shares issued and outstanding................................             122                          122
     Additional paid-in capital.......................................       1,100,301                    1,094,192
     Accumulated deficit..............................................        (188,638)                     (78,920)
     Accumulated other comprehensive loss.............................            (693)                        (689)
                                                                      --------------------        --------------------
         Total shareholders' equity...................................         911,446                    1,015,058
                                                                      --------------------        --------------------
         Total liabilities and shareholders' equity                    $       932,227             $      1,026,445
                                                                      ====================        ====================

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)
                 (in thousands, except share and per share data)


                                                            Three Months Ended                        Six Months Ended
                                                                  July 31,                                 July 31,
                                                        2001                2000                  2001               2000
                                                   ----------------   -----------------      ----------------   ----------------
Revenues:
      Software.....................................$       8,773      $        9,993         $      13,029      $       17,505
      Maintenance..................................        1,540               1,380                 3,259               3,253
                                                   ----------------   -----------------      ----------------   ----------------
    License-related................................       10,313              11,373                16,288              20,758
    Services.......................................            -                   -                   350                   -
                                                   ----------------   -----------------      ----------------   ----------------
                                                          10,313              11,373                16,638              20,758
                                                   ----------------   -----------------      ----------------   ----------------

Cost of revenues:
      Software.....................................$       4,113      $        1,663         $       8,227      $        2,776
      Maintenance..................................          454                 317                   919                 734
                                                   ----------------   -----------------      ----------------   ----------------
    License-related................................        4,567               1,980                 9,146               3,510
    Services.......................................        1,452                   -                 3,050                   -
                                                   ----------------   -----------------      ----------------   ----------------
                                                           6,019               1,980                12,196               3,510
                                                   ----------------   -----------------      ----------------   ----------------

Gross margin                                               4,294               9,393                 4,442              17,248
                                                   ----------------   -----------------      ----------------   ----------------

Operating expenses:
    Sales and marketing............................        8,531               5,439                17,361              11,008
    Research and product development...............        6,039               2,843                14,737               5,532
    General and administrative.....................        2,245               1,217                 5,209               2,547
    Restructuring charges..........................        2,933                   -                 2,933                   -
    Amortization of goodwill and other intangible
      assets.......................................       36,600                  29                73,192                  58
    Amortization of incentive bonus payments due
      to employees.................................          464                   -                 6,564                   -
                                                   ----------------   -----------------      ----------------   ----------------
                                                          56,812               9,528               119,996              19,145
                                                   ----------------   -----------------      ----------------   ----------------

Operating loss.....................................      (52,518)               (135)             (115,554)             (1,897)

Other income, net..................................          863                 133                 2,617                 228
                                                   ----------------   -----------------      ----------------   ----------------

Net loss before income taxes.......................      (51,655)                 (2)             (112,937)             (1,669)

Income tax benefit.................................          755                   -                 3,219                   -
                                                   ----------------   -----------------      ----------------   ----------------

Net loss...........................................      (50,900)                 (2)             (109,718)             (1,669)

Dividends on preferred stock.......................            -                   3                     -                   7
                                                   ----------------   -----------------      ----------------   ----------------

Net loss applicable to common shareholders.........$     (50,900)     $           (5)        $    (109,718)     $       (1,676)
                                                   ================   =================      ================   ================

Basic and diluted net loss per common share........$       (1.07)     $        (0.00)        $       (2.31)     $        (0.11)
                                                   ================   =================      ================   ================
Weighted-average number of common shares
outstanding - basic and diluted....................   47,621,048          14,914,918            47,595,244          14,815,400
                                                   ================   =================      ================   ================

Other comprehensive loss:
    Net loss.......................................$     (50,900)     $           (2)        $    (109,718)     $       (1,669)
     Foreign currency translation adjustment.......            3                 (29)                   (4)                (55)
                                                   ----------------   -----------------      ----------------   ----------------
Comprehensive loss.................................$     (50,897)     $          (31)        $    (109,722)     $       (1,724)
                                                   ================   =================      ================   ================

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                               For the Six Months Ended July 31,
                                                                             2001                        2000
                                                                      --------------------        --------------------
Cash Flows from Operating Activities:
     Net loss......................................................... $      (109,718)             $        (1,669)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation...............................................           1,028                          697
           Provision for doubtful accounts............................           2,692                          200
           Amortization of goodwill and other intangibles.............          73,192                           58
           Amortization of incentive bonus payments due
              to employees, net of cash paid..........................           1,141                            -
           Restructuring charges, net of cash paid....................           2,094                            -
           Write-off of investments...................................             481
           Deferred tax benefit.......................................          (3,219)                           -
     Changes in operating assets and liabilities:
           Accounts receivable........................................           3,504                       (1,206)
           Prepaid expenses and other assets..........................          (1,071)                        (346)
           Accounts payable and accrued expenses......................           2,692                         (499)
           Deferred revenues..........................................            (724)                         351
                                                                      --------------------        --------------------
     Net cash used in operating activities............................         (27,908)                      (2,414)
                                                                      --------------------        --------------------

Cash Flows from Investing Activities:
     Proceeds from maturities of investments..........................          19,544                           36
     Purchases of equipment and leasehold improvements................          (2,293)                        (955)
     Direct acquisition costs.........................................            (899)                           -
                                                                      --------------------        --------------------
     Net cash provided by (used in) investing activities..............          16,352                         (919)
                                                                      --------------------        --------------------

Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock, net..................             687                          165
     Proceeds from the exercise of stock options......................               -                        3,736
     Capital contribution from Intel..................................           5,422                            -
                                                                      --------------------        --------------------
     Net cash provided by financing activities........................           6,109                        3,901
                                                                      --------------------        --------------------

Effect of Exchange Rate Changes on Cash...............................             193                          243
                                                                      --------------------        --------------------

Net Increase (Decrease) in Cash and Cash Equivalents...................         (5,254)                         811

Cash and Cash Equivalents, beginning of period.........................         37,061                       10,884
                                                                      --------------------        --------------------

Cash and Cash Equivalents, end of period..............................$         31,807            $          11,695
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

The Combination was accounted for using the purchase method of accounting. All references in this Form 10-Q to financial results of the Company for the six-month period ended July 31, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

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

The Company incurred a net loss of approximately $110,000,000 for the six-month period ended July 31, 2001 and incurred cumulative losses of approximately $27,000,000 over the last three fiscal years. The accumulated deficit at July 31, 2001 was approximately $189,000,000. The Company's operations are subject to certain risks and uncertainties including, among others: the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; the effect of general economic conditions on demand for the Company's products and services; and the availability of additional capital financing on terms acceptable to the Company.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of the results for the interim periods. The results of operations for the six-month period ended July 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2002.

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

Historically, the Company has not experienced significant returns or exchanges of its products from direct sales to customers. Revenue related to customer support agreements is deferred and recognized ratably over the term of respective agreements. Customer support agreements generally include bug fixes, telephone support and product upgrades on a when and if available basis. When the Company provides a software license and the related customer support arrangement for one bundled price, the fair value of the customer support, based on the price charged for that element when sold separately, is deferred and recognized ratably over the term of the respective agreement.

Significant customization work is sometimes required to ensure that the Company's software functionality meets the requirements of its customers. Under these circumstances, the Company's revenues are derived from fixed price contracts and revenue is recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. Estimated losses on such contracts would be charged against earnings in the period such losses are identified. No such losses have been incurred on such contracts to date.

The in-process customer contracts assigned to the Company by the IMS division were accounted for using the completed contract method, and accordingly, revenue was deferred until all remaining costs, obligations and potential risks are insignificant and the contract deliverables are agreed to and accepted by the customer. As Convera completed these contracts, revenue and the related costs, including profit on work performed by Convera subsequent to the acquisition, was recognized. The Company completed all obligations under the last remaining in-process contract assigned by the IMS division, and accordingly recognized revenue on that contract during the three months ended July 31, 2001.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of acquisition cost over the fair value of the net assets acquired in a business combination accounted for using the purchase method of accounting, is being amortized on a straight line basis over periods ranging from five to six years. Other intangible assets, including assembled workforce, developed technology, customer contracts, and other acquired rights are carried at cost less accumulated amortization. Amortization of other intangible assets is charged to income on a straight-line basis over the periods estimated to benefit, ranging from one to 12 years.

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

Major Customers

In the current quarter, revenues derived from sales to agencies of the U.S. Government were approximately $1.0 million, or 10 % of total revenues. Revenues derived from two individual customers each accounted for approximately 13% of the Company's total revenues, respectively, for the quarter ended July 31, 2001. No single customer accounted for 10% or more of the Company's revenues for the quarter ended July 31, 2000.

(4)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will continue to be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In-process research and development will continue to be written off immediately. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event the Company reports goodwill from acquisitions subsequent to June 30, 2001, the goodwill will not be amortized. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2003 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. With the adoption of SFAS No. 142, the Company will eliminate annual goodwill amortization, based on the current accounting guidelines, of approximately $129 million. The Company is currently evaluating the provisions of SFAS No. 142 to determine the full effect that adoption of this standard will have on its consolidated financial statements.


(5)      INCOME TAXES

In connection with the business combination with the IMS division of Intel and as a result of the NBA contract, deferred tax liabilities of approximately
$37,303,000 were established relating to the differences between the book treatment and the tax treatment of the identified intangible assets, excluding goodwill. Prior to the consummation of these transactions, the Company had recorded a full valuation allowance against its net deferred tax asset, which was related primarily to net operating loss carryforwards (NOLs) generated by the Company. With the establishment of these deferred tax liabilities, which more than offset the existing deferred tax assets, the Company determined that the valuation allowance that had been previously recorded was no longer necessary.

The income tax benefit of $755,000 and $3,219,000 for the three and six months ended July 31, 2001 represents the reversal of a portion of the net deferred tax liability established primarily as a result of the goodwill and other intangible assets recorded in connection with the Combination and the intangible assets contributed to the Company by the National Basketball Association (NBA) in exchange for shares of the Company's Class A Common Stock as part of the overall agreements between the Company and the NBA. The Company's interim effective income tax rate is based on management's best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2002, the Company expects that it will generate additional NOLs for the remainder of the year, and that its deferred tax assets will again exceed its deferred tax liabilities at January 31, 2002. Given the Company's inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company expects to provide a full valuation allowance against such deferred tax assets. As such, the remaining net deferred tax liability will be reversed to income as an income tax benefit over the balance of the year ending January 31, 2002 to reflect a reasonably consistent effective income tax rate for all interim periods.


(6)      ACCRUED BONUSES

Specified former Intel employees who became Convera employees will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the merger, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. The maximum aggregate amount that Convera could be required to pay, assuming no aggregate gain on the Convera stock options at September 30, 2002, is approximately $3,306,000. The Company is amortizing this amount over the period leading up to September 30, 2002, and, as such, has recorded additional bonus expense of approximately $464,000 and $1,141,000 for the three- and six-month periods ended July 31, 2001.

Additionally, on May 16, 2001, the Company paid approximately $5,423,000 in bonuses to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. Since the bonus amounts were contingent upon the former Intel employees' continued employment at Convera, the Company recorded this bonus in operations for the three month period ended April 30, 2001.


(7)      NET LOSS PER COMMON SHARE

The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128") for computing and presenting net loss per share information. Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common equivalent shares, including convertible preferred stock and unexercised stock options as their inclusion in the computation would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

                                                           Three Months Ended July 31,           Six Months Ended July 31,
                                                            2001               2000               2001               2000
                                                       ----------------   ---------------    ----------------   ---------------
Numerator:
    Net loss........................................   $      (50,900)    $          (2)     $     (109,718)    $      (1,669)
    Less: Dividends on preferred stock..............                -                 3                   -                 7
                                                       ----------------   ---------------    ----------------   ---------------
       Net loss applicable to common shareholders...   $      (50,900)    $          (5)     $     (109,718)    $      (1,676)
                                                       ================   ===============    ================   ===============

Denominator:
    Weighted average number of common shares
       outstanding - basic and diluted..............       47,621,048        14,914,918          47,595,244        14,815,400

Basic and diluted net loss per common share.........   $        (1.07)    $       (0.00)     $        (2.31)    $       (0.11)


The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be antidilutive:


                                                           Three Months Ended July 31,           Six Months Ended July 31,
                                                            2001               2000               2001               2000
                                                       ----------------   ---------------    ----------------   ---------------


 Convertible preferred stock........................                -           271,800                   -           271,800
 Stock options......................................           10,554         1,734,260             318,676         1,673,565
                                                       ----------------   ---------------    ----------------   ---------------
     Dilutive potential common stock................           10,554         2,006,060             318,676         1,945,365
                                                       ================   ===============    ================   ===============


(8)      RESTRUCTURING

On May 10, 2001, the Company announced it was restructuring its business operations in response to the downturn in the economy and in conjunction with the integration of the IMS division's operations following the Combination. The restructuring resulted in a reduction of Convera's total workforce by 22 employees, including 17 individuals from the Company's engineering group and 5 individuals from the business development group. As part of this restructuring, the Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors and reduced the amount of space to be used in certain of the Company's leased facilities. As a result, the Company recorded a restructuring charge in the current fiscal quarter of $2,933,000. The restructuring charge included approximately $458,000 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $409,000 for employee termination costs and approximately $2,066,000 related to future facility losses for the idle portion of a facility resulting from the restructuring activities. During the second quarter, the Company paid $839,000 against costs included in the original restructuring accrual. The Company expects to settle the remaining accrual over the term of the related facility lease, which is through February 2006.


(9)      STOCK OPTION EXCHANGE PROGRAM

On June 11, 2001, the Company announced a voluntary stock option exchange program (the Offer) for its employees and directors. Under this program, existing option holders had the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date. The Offer was open until 12:00 AM Eastern Time on July 9, 2001 (the Expiration Date). The Company will grant the replacement options on January 14, 2002 (the replacement grant date). The exercise price of the replacement options will be equal to the closing sale price of our common stock on the NASDAQ National Market on the business day preceding the replacement grant date. Any option holder electing to participate in the exchange program was also required to exchange any options granted to him or her during the six months preceding the Expiration Date, and to not receive any additional option grants until the replacement grant date. The exchange program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. A total of 9,251,963 options were surrendered for exchange under this program.

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

The Company principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company's technology to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers, application service providers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and implementation support services. Additions to the number of authorized users, licenses issued for additional products and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and upgrades or enhancements of particular software products when and if they are released.

Results of Operations

Total revenues decreased 9% to $10.3 million in the second quarter of the current fiscal year from $11.4 million in the second quarter last year. The net loss for the quarter ended July 31, 2001 was $50.9 million, or $1.07 per common share, compared to a net loss of $2 thousand, or $0.00 per share in the same period last year. For the six months ended July 31, 2001, total revenues were $16.6 million, a decrease of 20% over total revenues of $20.8 million reported for the corresponding period last year. The net loss for the first half of the current fiscal year was $109.7 million, or $2.31 per common share, compared to a net loss of $1.7 million, or $0.11 per common share in the same period last fiscal year.

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

For the quarter ended July 31, 2001, excluding the restructuring charge of approximately $2.9 million, the EBITDA loss was $10.8 million, or $0.23 per common share compared to positive EBITDA of $0.6 million, or $0.04 per common share in the second quarter last year. For the six months ended July 31, 2001, again excluding the restructuring charge of approximately $2.9 million, the EBITDA loss was $29 million, or $0.61 per common share compared to an EBITDA loss of $0.4 million, or $0.03 per common share for the comparable period last year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, and EBITDA for the three and six months ended July 31, 2001 and 2000, respectively. (dollars in thousands).

    --------------------------------------------------------------------------------------------------------
                                                Components of Revenues and Expenses
                                                    Three Months Ended July 31,
                                                 2001                         2000                Increase
                                                                                                 (Decrease)
    Revenues:                                 $           %               $            %             %
                                        -------------- ---------    --------------- ---------    -----------
                                            $8,773         85%          $9,993          88%           (12)%
       Software

       Maintenance                           1,540         15%           1,380          12%            12%
                                        -------------- ---------    --------------- ---------    -----------
                                            10,313        100%          11,373         100%            (9)%
     License-related

     Services                                   --         --               --          --             --
                                        -------------- ---------    --------------- ---------    -----------
          Total revenues                   $10,313        100%         $11,373         100%            (9)%
                                        -------------- ---------    --------------- ---------    -----------

    Expenses:

       Cost of license-related
          revenues                          $4,567         44%          $1,980          17%           131%

       Cost of services revenues             1,452         14%              --          --            100%

       Sales and marketing                   8,531         83%           5,439          48%            57%

       Research and product
          development                        6,039         59%           2,843          25%           112%

       General and administrative            2,245         22%           1,217          11%            84%

       Restructuring charge                  2,933         28%              --          --            100%

       Amortization of goodwill and
          other intangible assets           36,600        355%              29          --        126,107%

       Amortization of incentive
          bonus payments due to
          employees                            464          4%              --          --            100%
                                        -------------- ---------    --------------- ---------    -----------
          Total expenses                   $62,831        609%         $11,508         101%           446%
                                        -------------- ---------    --------------- ---------    -----------
    Operating loss                        $(52,518)                      $(135)

           Other income, net                   863                         133
                                        --------------              ---------------
    Net loss before income taxes          $(51,655)                        $(2)

            Income tax benefit                 755                          --
                                        --------------              ---------------
    Net loss                              $(50,900)                        $(2)
                                        ==============              ===============
    --------------------------------------------------------------------------------------------------------

    --------------------------------------------------------------------------------------------------------
                                               Three Months Ended July 31,
                                            2001                         2000
                                        --------------              ---------------
    EBITDA:
    Net loss                              $(50,900)                        $(2)
    Income tax benefit                        (755)                         --
    Other income, net                         (863)                       (133)
    Restructuring charge                     2,933                          --
    Depreciation                               477                         344
    Amortization of goodwill and
      acquisition related intangible
      assets                                36,600                          29
    Amortization of other intangible
    assets                                   1,232                         401
    Amortization of incentive bonus
      payments due to employees                464                          --
                                        --------------              ---------------
    EBITDA (loss)                         $(10,812)                       $639
                                        ==============              ===============
    EBITDA (loss) per common share -
    basic & diluted                          $(0.23)                      $0.04
                                        ==============              ===============
    --------------------------------------------------------------------------------------------------------

    --------------------------------------------------------------------------------------------------------
                                                Components of Revenues and Expenses
                                                     Six Months Ended July 31,
                                                 2001                         2000                Increase
                                                                                                 (Decrease)
    Revenues:                                 $           %               $            %             %
                                        -------------- ---------    --------------- ---------    -----------
                                           $13,029         78%         $17,505          84%           (26)%
       Software

       Maintenance                           3,259         20%           3,253          16%            --
                                        -------------- ---------    --------------- ---------    -----------
                                            16,288         98%          20,758         100%           (22)%
     License-related

     Services                                  350          2%              --          --            100%
                                        -------------- ---------    --------------- ---------    -----------
          Total revenues                   $16,638        100%         $20,758         100%           (20)%
                                        -------------- ---------    --------------- ---------    -----------

    Expenses:

       Cost of license-related
          revenues                          $9,146         55%          $3,510          17%           161%

       Cost of services revenues             3,050         18%              --          --            100%

       Sales and marketing                  17,361        104%          11,008          53%            58%

       Research and product
          development                       14,737         89%           5,532          27%           166%

       General and administrative            5,209         31%           2,547          12%           105%

       Restructuring charge                  2,933         18%              --          --            100%

       Amortization of goodwill and
          other intangible assets           73,192        440%              58          --        126,093%

       Amortization of incentive
          bonus payments due to
          employees                          6,564         39%              --          --            100%
                                        -------------- ---------    --------------- ---------    -----------
          Total expenses                  $132,192        794%         $22,655         109%           483%
                                        -------------- ---------    --------------- ---------    -----------
    Operating loss                       $(115,554)                    $(1,897)

           Other income, net                 2,617                         228
                                        --------------              ---------------
    Net loss before income taxes         $(112,937)                    $(1,669)

            Income tax benefit               3,219                          --
                                        --------------              ---------------
    Net loss                             $(109,718)                    $(1,669)
                                         ==============              ===============
    --------------------------------------------------------------------------------------------------------

    --------------------------------------------------------------------------------------------------------
                                                Six Months Ended July 31,
                                            2001                         2000
                                        --------------              ---------------
    EBITDA:
    Net loss                             $(109,718)                    $(1,669)
    Income tax benefit                      (3,219)                         --
    Other income, net                       (2,617)                       (228)
    Restructuring charge                     2,933                          --
    Depreciation                             1,033                         641
    Amortization of goodwill and
      acquisition related intangible
      assets                                73,192                          58
    Amortization of other intangible
    assets                                   2,871                         798
    Amortization of incentive bonus
      payments due to employees              6,564                          --
                                        --------------              ---------------
     EBITDA (loss)                        $(28,961)                      $(400)
                                        ==============              ===============
    EBITDA (loss) per common share -
    basic & diluted                         $(0.61)                     $(0.03)
                                        ==============              ===============
    --------------------------------------------------------------------------------------------------------

Revenues

Software revenues, which include amounts generated through software licensing and implementation services, decreased 12% to $8.8 million for the three months ended July 31, 2001 from $10.0 million for the three months ended July 31, 2000. Total software revenues for the six months ended July 31, 2001 were $13.0 million, a decrease of 26% over total software revenues of $17.5 million reported for the corresponding period last year. The decrease in software revenues for both the quarter and the first half of the current fiscal year continues to be primarily attributable to the general downturn in the economy which has caused certain of our prospects to re-evaluate and defer their spending on content management initiatives. Software revenues for the second quarter reflect the successful implementation of the Company's technology at a number of customers who had selected the technology previously but did not consummate a contract until this quarter.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately 10% and 11.2% of total revenues for the three months ended July 31, 2001 and 2000, respectively. In the current quarter, two individual customers each accounted for approximately 13% of the Company's total revenues. In the same period last year, no single customer accounted for 10% or more of the Company's revenues.

Software maintenance and customer support revenues increased 12% in the second quarter of the current year to $1.5 million from $1.4 million in the second quarter last year, representing 15% and 12% of total revenues, respectively. For the six months ended July 31, 2001, software maintenance and customer support revenues were $3.3 million compared to $3.3 million in the same period last year, representing 20% and 16% of total revenues respectively. The increase in maintenance revenues on an absolute dollar basis in the current quarter and as a percentage of total revenue in the three and six months ended July 31, 2001 is attributable to an increase in maintenance pricing implemented at the end of the prior fiscal year and an overall improvement in the pursuit of maintenance renewals for existing customers.

Revenues from international operations are derived primarily by software licenses with various European commercial and government customers and a well-established European reseller network. The Company's international sales operation, Convera Technologies International, Ltd. ("CTIL"), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL decreased 68% for the three months ended July 31, 2001 to $1.3 million from $4.0 million in the same quarter last year. For the six months ended July 31, 2001, international revenues from CTIL decrease 69% to $1.8 million from $5.8 million in the comparable period last year. This decrease can also be attributed to the overall weak market conditions, which have led to reduced spending by many of our prospective customers.

There was no revenue recorded from the Company's interactive services offerings in the second quarter of the current year. For the six months ended July 31, revenues of $0.4 million were recorded from the Company's interactive services offerings. There were no revenues recorded from interactive services offerings in the corresponding periods last year.

Cost of Revenues

Cost of license-related revenues, which includes cost of software revenues and cost of maintenance revenues, increased 131% to $4.6 million in the second quarter of the current year from $2.0 million in the second quarter last year. Cost of license-related revenues expressed as a percentage of total revenues was 44% in the current quarter compared to 17% in the second quarter last year. For the six months ended July 31, 2001, costs of license-related revenues increased 161% to $9.1 million from $3.5 million in the first six months of last year, representing 56% and 17% of total revenues, respectively. Cost of software revenues increased 147% to $4.1 million in the second quarter of the current year from $1.7 million in the second quarter last year. For the six months ended July 31, 2001, cost of software revenues increased 196% to $8.2 million from $2.8 million in the first six months of last year. The increase in cost of software revenues is primarily attributable to an increase in the amortization of prepaid third-party licensing costs, which have been incurred to add new features and functionality to the Company's products, as well as an increase in the cost of professional services resulting in part from the increase in the number of employees in the Company's professional services group. Cost of maintenance increased 43% to $0.5 million for the three months ended July 31, 2001 from $0.3 million for the three months ended July 31, 2000. For the first six months of the current fiscal year, cost of maintenance increased to $0.9 million from $0.7 million in the first half of last fiscal year. The increase in cost of maintenance is attributable to an increase in personnel and related expenses in the customer support organization.

Cost of services represents the personnel and other direct costs incurred in connection with performing on the Company's service related contracts. For the quarter ended July 31, 2001, cost of services was $1.5 million. For the six months ended July 31, 2001, cost of services was $3.1 million.

Operating Expenses

Sales and marketing expenses increased 57% in the quarter ended July 31, 2001 to $8.5 million from $5.4 million in the second quarter last year, representing 83% and 48% of total revenues, respectively. For the first half of the current fiscal year, sales and marketing expenses increased 58% to $17.4 million from $11.0 million for the corresponding period last year, representing 107% and 53% of total revenues, respectively. The increase in sales and marketing expenses was due to the increase in the provision for doubtful accounts recorded during the first six months of this fiscal year, as well as overall growth in sales and marketing personnel and increased spending on marketing programs.

Total research and product development costs increased 112% to $6.0 million in the current quarter compared to $2.8 million in the same quarter last year. Research and product development costs as a percentage of total revenues were 59% in the current quarter compared to 25% in the second quarter last year. For the first half of the current fiscal year, research and development expenses increased 166% to $14.7 million from $5.5 million for the corresponding period last year, representing 90% and 27% of total revenues, respectively. The increase is largely due to the addition of a significant number of engineering personnel in connection with the business combination with the IMS division of Intel as well as the Company's continued investment to enhance the RetrievalWare and Screening Room products. During the first half of the current fiscal year, the Company released Convera RetrievalWare 6.8 and RetrievalWare WebExpress 2.1. These products provide enhanced support for Java developers, a new search interface for intranet users, added capabilities for indexing secure content and expanded language plug-ins. Updated dictionaries in RetrievalWare 6.8 enhance search results by accommodating language changes such as new words and idioms and updated spellings. RetrievalWare 6.8 also offers a new user interface for intranet search users called SmartSearch, a new HTML-based search client that is designed to increase user productivity and reduce the time that knowledge workers spend looking for information. In the second quarter of the current fiscal year, the Company also released Convera RetrievalWare 6.9. This latest version of the Company's flagship product provides user-level and document-level security simultaneously across enterprise groupware and document management systems. Other significant enhancements in RetrievalWare 6.9 include enhanced Microsoft Exchange security, general availability of specialized medical and pharmaceutical search aids and updated platform and third party support.

General and administrative expenses increased 84% for the quarter ended July 31, 2001 to $2.2 million, representing 22% of total revenues from $1.2 million, or 11% of total revenues, in the second quarter of last year. For the first half of the current fiscal year, general and administrative expenses increased 105% to $5.2 million from $2.5 million for the corresponding period last year, representing 32% and 12% of revenues, respectively. The growth in general and administrative expenses was due to increased corporate expenses such as legal, insurance and accounting expenses. There were also additional general and administrative personnel required to support the Company's expanding operations.

The Company recorded a charge in the current fiscal quarter of $2.9 million related to a restructuring in the Company's business operations announced on May 10, 2001 in response to the downturn in the economy and in conjunction with the integration of operations following the Combination. The restructuring resulted in the reduction of Convera's total workforce by 22 employees, including 17 individuals from the Company's engineering groups and 5 individuals from the business development group. As part of this restructuring, the Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors and reduced the amount of space to be used in several of the Company's leased facilities. The restructuring charge included approximately $0.5 million in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $0.4 million for employee termination costs and approximately $2.0 million related to future facility losses for the idle portion of a facility resulting from the restructuring activities. During the second quarter, the Company paid approximately $0.8 million against costs included in the original restructuring accrual. The Company expects to settle the remaining accrual over the term of the related facility lease, which is through February 2006.

Amortization of goodwill and other intangible assets was approximately $36.6 million for the quarter ended July 31, 2001 and $73.2 million for the first half of the current fiscal year. The majority of these amounts relate to amortization of goodwill and intangible assets related to the Company's business combination with Intel's IMS division, which was accounted for using the purchase method. These amounts also include amortization of the intangible assets acquired from the NBA pursuant to the contribution agreement. Amortization of goodwill and other intangible assets was approximately $29 thousand for the quarter ended July 31, 2000 and $58 thousand for the first half of the prior fiscal year. These amounts related to an acquisition made by the Company in May 1997 also accounted for using the purchase method.

Amortization of incentive bonus payments due to employees was approximately $0.5 million for the quarter ended July 31, 2001 and $6.6 million for the first half of the current fiscal year. Specified former Intel employees who became Convera employees will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the merger, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. The maximum aggregate amount that Convera could be required to pay, assuming no aggregate gain on the Convera stock options at September 30, 2002, is approximately $3.3 million. The Company is amortizing this amount over the period leading up to September 30, 2002, and, as such, has recorded bonus expense of approximately $0.5 million for the three-month period ended July 31, 2001 and $1.2 million for the six-month period ended July 31, 2001. Additionally, in May 2001, the Company paid approximately $5.4 million in bonuses to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees' continued employment at Convera, and the Company recorded this bonus in operations.

Other Income, net

Other income, net increased to $0.9 million for the second quarter of the current fiscal year, compared to $0.1 million in the second quarter of last year. For the first half of the current fiscal year, other income, net increased to $2.6 million from $0.2 million in the first half of last year. Other income, net includes interest income, which increased to $1.4 million in the three months ended July 31, 2001 from $0.1 million in the second fiscal quarter last year. For the first six months of this fiscal year, interest income increased to $3.1 million from $0.2 million in the first six months of the prior fiscal year. The increase was due to a higher level of invested funds. For the quarter ended July 31, 2001, the interest income was offset by the write-off of approximately $0.5 million for equity securities whose decline in value was deemed to be other-than-temporary and for which the net realizable value was believed to be zero.

The income tax benefit of $0.8 million for the three months ended July 31, 2001 and $3.2 million for the six months ended July 31, 2001 represents the reversal of a portion of the net deferred tax liability established primarily as a result of the Intel IMS division merger and the NBA contract. The Company's interim effective income tax rate is based on its best current estimate of its expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2002, the Company expects that it will generate additional NOLs for the remainder of the year, and that its deferred tax assets will again exceed its deferred tax liabilities at January 31, 2002. Given the Company's inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company expects to provide a full valuation allowance against such deferred tax assets. As such, the remaining net deferred tax liability will be reversed to income as an income tax benefit over the balance of the year ending January 31, 2002 to reflect a reasonably consistent effective income tax rate for all interim periods.

Liquidity and Capital Resources

The Company's combined balance of cash, cash equivalents and short-term investments at July 31, 2001 as compared to January 31, 2001 is summarized below (in thousands).


                                       July 31,           January 31,              Change
                                         2001                 2001
                                     --------------      ---------------      -----------------
              Cash and cash
               equivalents           $       31,807      $       37,061       $        (5,254)

              Investments                    99,259             119,083               (19,824)
                                     -- -----------      --- -----------      --- -------------
                  Total              $      131,066      $      156,144       $       (25,078)
                                     == ===========      === ===========      === =============


During the six months ended July 31, 2001, $27.9 million was used to fund operating activities, compared to $2.4 million used in the same period last year. The net loss of $109.7 million was offset by non-cash charges totaling $77.4 million, including amortization of $73.2 million, amortization of incentive bonus payments potentially due to employees on September 30, 2002 of $1.1 million, bad debt expense of $2.7 million and unpaid restructuring charges of $2.1 million. A decrease in accounts receivable and an increase in accounts payable and accrued expenses provided $6.2 million, while a decrease in deferred revenues and an increase in prepaid expenses and other assets used $1.8 million. During the six months ended July 31, 2000, the net loss of $1.7 million was further impacted by an increase in accounts receivable, prepaid expenses and other assets of $1.6 million and a decrease in accounts payable and accrued expenses of $0.5 million. Non-cash charges totaling $0.9 million included depreciation and amortization of $0.8 million.

The Company's investing activities provided $16.4 million in the first six months of the current year. Net cash provided from the maturity of U.S. Treasury Bills provided for $19.8 million while purchases of equipment and leasehold improvements used $2.3 million. The Company also used $0.9 million related to direct acquisition costs in connection with the business combination with Intel's IMS division. For the six months ended July 31, 2000, the Company used $0.9 million from investing activities related to the purchase of equipment and leasehold improvements.

Cash provided by financing activities was $6.1 million and $3.9 million for the six months ended July 31, 2001 and 2000, respectively. During the six months ended July 31, 2001, Intel contributed additional capital in the amount of approximately $5.4 million to fund bonus payments to specified former Intel employees that remained employed by Convera as of April 30, 2001. Cash of approximately $0.7 million and $0.2 million was provided from the issuance of stock under the employee stock purchase plan for the six months ended July 31, 2001 and 2000, respectively. For the six months ended July 31, 2000, approximately $3.7 million was provided from the exercise of employee stock options.

At July 31, 2001, the Company's balance of cash, cash equivalents and short-term investments was $131.1 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company's current projected cash needs for the foreseeable future. Prior to fiscal year 2001, the Company had primarily used cash provided from sales of its common stock to finance its operations. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available to fund the Company's ongoing operations or other capital requirements on terms acceptable to the Company.

The number of days sales outstanding ("DSO") decreased to 99 days at July 31, 2001 from 123 days at July 31, 2000. Management believes that that the allowance for doubtful accounts of $2.8 million at July 31, 2001 is adequate.

Factors That May Affect Future Results - Forward Looking Information

The Company's business environment is characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Consequently, to compete effectively, the Company must make frequent new product introductions and enhancements while protecting its intellectual property, retain its key personnel and deploy sales and marketing resources to take advantage of new business opportunities. Future operating results will be affected by the ability of the Company to maintain and grow demand for the Company's products and services under uncertain domestic and international economic conditions, expand its product distribution channels and to manage the expected growth of the Company. Future results may also be impacted by the effectiveness of the Company in executing future acquisitions and integrating the operations of acquired companies with those of the Company. Failure to meet any of these challenges could adversely affect future operating results.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will continue to be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In-process research and development will continue to be written off immediately. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event the Company reports goodwill from acquisitions subsequent to June 30, 2001, the goodwill will not be amortized. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2003 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. With the adoption of SFAS No. 142, the Company will eliminate annual goodwill amortization, based on the current accounting guidelines, of approximately $129 million. The Company is currently evaluating the provisions of SFAS No. 142 to determine the full effect that adoption of this standard will have on its consolidated financial statements.

Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 13% of total revenues in the second quarter of the current fiscal year. International sales are made mostly from the Company's foreign subsidiary and are typically denominated in British pounds, French Francs or German Deutsche Marks. As of July 31, 2001, approximately 31%, 3% and 2% of total consolidated accounts receivable were denominated in British pounds, French Francs and German Deutsche Marks, respectively. Additionally, the Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of July 31, 2001, 11% of the Company's cash and cash equivalents balance was included in the Company's foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company's short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from 3 months to 6 months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company's exposure to fluctuations in interest rates is limited.

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


Item 3.           Defaults upon Senior Securities                         None.
------


Item 4.           Submission of Matters to Vote of Security Holders       None.
------


Item 5.           Other Information                                       None.
------


Item 6.           Exhibits and Reports on Form 8-K
------

On July 3, 2001, the Company filed a Form 8-K for Item 5, announcing that the Company had scheduled its 2001 Annual Meeting of Stockholders for Thursday, September 13, 2001. The Form 8-K also contained the location and time of the meeting along with the anticipated mailing date of the Company's proxy materials.

On August 8, 2001, the Company filed a Form 8-K for Item 5, announcing that the Company had rescheduled its 2001 Annual Meeting of Stockholders to Friday, October 12, 2001 at 10:00 AM at the Hyatt Regency Reston, 1800 Presidents
Street, Reston Virginia 20190. The Form 8-K also reported that the Company expects to mail its proxy materials for the Annual Meeting on or about September 17, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CONVERA CORPORATION


September 14, 2001                 By: /s/ Patrick C. Condo
                                       --------------------
                                   Patrick C. Condo
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


September 14, 2001                 By: /s/ James H. Buchanan
                                       ---------------------
                                   James H. Buchanan
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)