Form 10-Q
period 2001-10-31
CONVERA CORP
filed 2001-12-14
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  |X|  No __
    ----

The numbers of shares outstanding of the registrant's Class A and Class B common stocks, par value $0.01 per share, as of December 6, 2001 were 30,762,296 and 12,207,038, respectively.

                               CONVERA CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2001

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.         Financial Statements:                                                            Page
                                                                                                 ----

                Consolidated Balance Sheets
                October 31, 2001 (unaudited) and January 31, 2001...................................3

                Consolidated Statements of Operations and Comprehensive Loss (unaudited)
                Three and nine months ended October 31, 2001 and 2000...............................4

                Consolidated Statements of Cash Flows (unaudited)
                Nine months ended October 31, 2001 and 2000.........................................5

                Notes to Consolidated Financial Statements..........................................6

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................................................13



                           PART II. OTHER INFORMATION

Items 1. - 6.   ...................................................................................23


Signatures      ...................................................................................24



                      CONVERA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       October 31, 2001            January 31, 2001
                                                                          (Unaudited)
                                                                      --------------------        --------------------
                           ASSETS

Current Assets:
     Cash and cash equivalents........................................ $        20,940             $         37,061
     Short term investments...........................................          99,581                      119,083
     Accounts receivable, net of allowance for doubtful
          accounts of $2,691 and $1,231, respectively.................           8,654                       17,392
     Prepaid expenses and other ......................................           3,001                        4,394
                                                                      --------------------        --------------------
           Total current assets.......................................         132,176                      177,930

Equipment and leasehold improvements, net of accumulated
   depreciation of $10,201 and $8,785, respectively...................           4,484                        2,635
Other assets..........................................................           3,700                          436
Goodwill and other intangible assets..................................              59                      845,444
                                                                      --------------------        --------------------
         Total assets................................................. $       140,419             $      1,026,445
                                                                      ====================        ====================

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable................................................. $         3,329             $          3,480
     Accrued expenses.................................................           7,550                        2,543
     Accrued bonuses..................................................           2,707                          714
     Restructuring reserve............................................           2,274                            -
     Deferred revenues................................................           4,071                        4,650
                                                                      --------------------        --------------------
           Total current liabilities..................................          19,931                       11,387

Restructuring reserve, net of current portion.........................           2,339                            -
                                                                      --------------------        --------------------

         Total liabilities............................................          22,270                      11,387
                                                                      --------------------        --------------------

Commitments and Contingencies
Shareholders' Equity:
     Preferred stock,
         $0.01 par value, 5,000,000 shares
         authorized; 0 shares issued and outstanding..................               -                            -
     Common stock Class A, $0.01 par value,
         100,000,000 shares authorized; 35,414,824
         and 35,327,589 shares issued and                                          355                          353
         outstanding, respectively....................................
     Common stock Class B, $0.01 par value,
         40,000,000 shares authorized; 12,207,038
         shares issued and outstanding................................             122                          122
     Additional paid-in capital.......................................       1,100,484                    1,094,192
     Accumulated deficit..............................................        (981,940)                     (78,920)
     Accumulated other comprehensive loss.............................            (872)                        (689)
                                                                      --------------------        --------------------
         Total shareholders' equity...................................         118,149                    1,015,058
                                                                      --------------------        --------------------
         Total liabilities and shareholders' equity                    $       140,419             $      1,026,445
                                                                      ====================        ====================

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)
                 (in thousands, except share and per share data)


                                                            Three Months Ended                       Nine Months Ended
                                                                October 31,                               October 31,
                                                        2001                2000                  2001               2000
                                                   ----------------   -----------------      ----------------   ----------------
Revenues:
      Software.....................................$       6,868      $       10,601         $      19,897      $       28,106
      Maintenance..................................        1,512               1,703                 4,771               4,956
                                                   ----------------   -----------------      ----------------   ----------------
    License-related................................        8,380              12,304                24,668              33,062
    Services.......................................          456                   -                   806                   -
                                                   ----------------   -----------------      ----------------   ----------------
                                                           8,836              12,304                25,474              33,062
                                                   ----------------   -----------------      ----------------   ----------------

Cost of revenues:
      Software.....................................$       3,351      $        2,375         $      11,578      $        5,150
      Maintenance..................................          539                 345                 1,459               1,079
                                                   ----------------   -----------------      ----------------   ----------------
    License-related................................        3,890               2,720                13,037               6,229
    Services.......................................          700                   -                 3,750                   -
                                                   ----------------   -----------------      ----------------   ----------------
                                                           4,590               2,720                16,787               6,229
                                                   ----------------   -----------------      ----------------   ----------------

Gross margin                                               4,246               9,584                 8,687              26,833
                                                   ----------------   -----------------      ----------------   ----------------

Operating expenses:
    Sales and marketing............................        7,296               5,547                24,656              16,554
    Research and product development...............        5,615               2,934                20,352               8,466
    General and administrative.....................        2,157               1,558                 7,367               4,105
    Restructuring charges..........................        5,195                   -                 8,128                   -
    Amortization of goodwill and other intangible
      assets.......................................       25,082                  29                98,275                  88
    Amortization of incentive bonus payments due
      to employees.................................           96                   -                 6,660                   -
    Reduction in goodwill and other long-lived
      assets.......................................      754,424                   -               754,424                   -
                                                   ----------------   -----------------      ----------------   ----------------
                                                         799,865              10,068               919,862              29,213
                                                   ----------------   -----------------      ----------------   ----------------

Operating loss.....................................     (795,619)               (484)             (911,175)             (2,380)

Other income, net..................................        1,086                 109                 3,704                 336
                                                   ----------------   -----------------      ----------------   ----------------

Net loss before income taxes.......................     (794,533)               (375)             (907,471)             (2,044)

Income tax benefit.................................        1,233                   -                 4,452                   -
                                                   ----------------   -----------------      ----------------   ----------------
Net loss...........................................     (793,300)               (375)             (903,019)             (2,044)

Dividends on preferred stock.......................            -                   3                     -                  10
                                                   ----------------   -----------------      ----------------   ----------------

Net loss applicable to common shareholders.........$    (793,300)     $         (378)        $    (903,019)     $       (2,054)
                                                   ================   =================      ================   ================

Basic and diluted net loss per common share........$      (16.64)     $        (0.02)        $      (18.96)     $        (0.14)
                                                   ================   =================      ================   ================
Weighted-average number of common shares
outstanding - basic and diluted....................   47,681,862          15,143,826            47,624,434          14,925,674
                                                   ================   =================      ================   ================

Comprehensive loss:
    Net loss.......................................$    (793,300)     $         (375)        $    (903,019)     $       (2,044)
     Foreign currency translation adjustment.......         (181)                (29)                 (183)                (84)
                                                   ----------------   -----------------      ----------------   ----------------
Comprehensive loss.................................$    (793,486)     $         (404)        $    (903,207)     $       (2,128)
                                                   ================   =================      ================   ================

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                             For the Nine Months Ended October 31,
                                                                             2001                        2000
                                                                      --------------------        --------------------
Cash Flows from Operating Activities:
     Net loss........................................................ $       (903,019)           $          (2,044)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation..............................................            1,694                          978
           Provision for doubtful accounts...........................            2,946                          270
           Amortization of goodwill and other intangibles............           98,275                           88
           Amortization of incentive bonus payments due
              to employees, net of cash paid.........................            1,237                            -
           Restructuring charges, net of cash paid...................            6,383                            -
           Write-off of investments..................................              481                            -
           Deferred tax benefit......................................           (4,452)                           -
           Reduction of goodwill & other long-lived assets...........          754,424                            -
     Changes in operating assets and liabilities:
           Accounts receivable.......................................            5,716                       (4,233)
           Prepaid expenses and other assets.........................             (894)                      (1,851)
           Accounts payable and accrued expenses.....................            2,773                          299
           Deferred revenues.........................................             (597)                       1,322
                                                                      --------------------        --------------------
     Net cash used in operating activities...........................          (35,033)                      (5,171)
                                                                      --------------------        --------------------

Cash Flows from Investing Activities:
     Proceeds from maturities of investments.........................           19,221                           36
     Purchases of equipment and leasehold improvements...............           (5,086)                      (1,329)
     Direct acquisition costs........................................           (1,416)                           -
                                                                      --------------------        --------------------
     Net cash provided by (used in) investing activities.............           12,719                       (1,293)
                                                                      --------------------        --------------------

Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock, net.................              871                          258
     Proceeds from the exercise of stock options.....................                -                        4,978
     Capital contribution from Intel.................................            5,422                            -
                                                                      --------------------        --------------------
     Net cash provided by financing activities.......................            6,293                        5,236
                                                                      --------------------        --------------------

Effect of Exchange Rate Changes on Cash..............................             (100)                         473
                                                                      --------------------        --------------------
Net Decrease in Cash and Cash Equivalents............................          (16,121)                        (755)

Cash and Cash Equivalents, beginning of period.......................           37,061                       10,884
                                                                      --------------------        --------------------

Cash and Cash Equivalents, end of period............................. $         20,940            $          10,129
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

The Combination was accounted for using the purchase method of accounting. All references in this Form 10-Q to financial results of the Company for the nine-month period ended October 31, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

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

The Company's operations are subject to certain risks and uncertainties including, but not limited to: the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; the effect of general economic conditions on demand for the Company's products and services; possible disruption in commercial activities caused by terrorist activity and armed conflict, such as changes in logistics and security arrangements, and the availability of additional capital financing on terms acceptable to the Company.


(2)      SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of the results for these interim periods. The results of operations for the nine-month period ended October 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2002.

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

The in-process customer contracts assigned to the Company by the IMS division were accounted for using the completed contract method, and accordingly, revenue was deferred until all remaining costs, obligations and potential risks were insignificant and the contract deliverables were agreed to and accepted by the customer. As Convera completed these contracts, revenue and the related costs, including profit on work performed by Convera subsequent to the acquisition, was recognized. All obligations under the contracts assigned by the IMS division have been completed.

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

Short Term Investments

Highly liquid investments with maturities in excess of three months but not in excess of one year are classified as short-term investments. Short-term investments consist primarily of U.S. Government treasury bills and are carried at amortized cost.

Income Taxes

Deferred taxes are provided for utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes at the tax rates expected to be in effect when the differences reverse. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.


(3)      REDUCTION IN GOODWILL AND OTHER LONG-LIVED ASSETS

On September 20, 2001, the Company announced that it had terminated its agreement with the National Basketball Association ("NBA") to provide interactive content services. The termination of this agreement led to the Company's decision to exit the interactive media services market and focus on its enterprise information infrastructure software products. In connection with this shift in focus, on October 4, 2001, the Company closed facilities in Hillsboro, Oregon and Lafayette, Colorado, and all positions supporting the interactive media services offerings and the related content security technology development were eliminated.

Following the termination of the NBA contract and the Company's change in focus, the Company evaluated the recoverability of the intangible and other long-lived assets including goodwill associated with the Combination and associated with the NBA agreement. The intangible assets acquired in the Combination, including developed technology, customer contracts and assembled workforce, were primarily related to the interactive media services offerings. The assessment of recoverability was performed pursuant to Statement Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). Additional guidance related to goodwill impairment was provided by APB 17, "Intangible Assets."

Prior to the impairment charge, the unamortized balance of intangible assets associated with the NBA agreement was approximately $67,318,000. Having no future economic benefit to the Company, this unamortized balance was written down to zero. As a result of the Company's shift in focus, there were no future cash flows expected to be generated from the intangible assets acquired in the Combination; thus, the unamortized balance of approximately $9,764,000 related to these intangible assets was also written down to zero. Since the assets acquired from Intel were never integrated into the Company's overall operations, the goodwill associated with the Combination was evaluated for impairment along with the other intangible assets acquired from Intel. As a result, the unamortized goodwill balance of $675,896,000 was written down to zero. In addition, there was an additional impairment charge of approximately $1.4 million to reflect the fair value of certain computer equipment and furniture to be disposed of in connection with the closing of the various facilities described above. The total of these charges is $754,424,000 and is presented in the Company's Consolidated Statement of Operations under the caption "Reduction in goodwill and other long-lived assets."


(4)      RESTRUCTURINGS

During the second quarter of the current fiscal year, the Company adopted a restructuring plan in response to the downturn in the economy and in conjunction with the integration of the IMS division's operations following the Combination with Intel. This restructuring resulted in a reduction of Convera's total workforce by 22 employees, including 17 individuals from the Company's engineering group and five individuals from the business development group. As part of this restructuring, the Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors and reduced the amount of space to be used in certain of the Company's leased facilities.

On October 3, 2001, the Company announced an additional restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, Convera RetrievalWare(R) and Convera Screening Room(R). The Company also announced that it was eliminating operations supporting the digital content security and interactive services business units and closing offices in Hillsboro, Oregon and Lafayette, Colorado. As a result of the restructuring in the third quarter of the current year, Convera's total workforce was reduced by an additional 66 employees, including 44 employees from the engineering group, 13 from the professional services and training groups, seven from the G&A group and two from the marketing group.

As a result of the restructuring plans, the Company recorded restructuring charges in the second and third fiscal quarters of the current fiscal year of $2,933,000 and $5,195,000, respectively, for a total of $8,128,000 in restructuring charges for the nine months ended October 31, 2001. The restructuring charges include approximately $1,338,000 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1,590,000 for employee termination costs and approximately
$5,200,000 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado.

The following table sets forth a summary of the restructuring charges, the payments made against those charges and the remaining restructuring liability as of October 31, 2001 (in thousands):

                                                                                                          Accrued
                                    Second          Third                                               restructuring
                                   quarter         quarter                                                costs at
                                restructuring   restructuring                 Non-cash                   October 31,
                                    charge         charge         Total       charges       Payments        2001

Employee severance and other
    termination benefits....... $        409    $      1,181   $     1,590  $         -   $      (716)    $       874
Costs of facilities closing....        2,066           3,134         5,200       (1,769)         (141)          3,290
Contractual obligations........          458             880         1,338            -          (888)            450
                                    --------    ------------   -----------  -----------   ------------  -------------
    Total                       $      2,933    $      5,195   $     8,128  $    (1,769)  $    (1,745)    $     4,614
                                ============    ============   ===========  ============  ============    ===========


The Company paid a total of $1,745,000 through October 31, 2001 against the restructuring accruals recorded in the current fiscal year. Non-cash charges represent the write-down of facility improvements included in the costs of facilities closings. As of October 31, 2001, unpaid amounts of $2,274,000 and $2,339,000 have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs will be substantially paid during the fourth quarter. Amounts related to contractual obligations will be paid within one year. The Company expects to settle amounts related to facility closings over the remaining term of the related facility leases, which is through February 2006.


(5)      SEGMENT REPORTING

The Company has one reportable segment.

Major Customers

In the current quarter, revenues derived from sales to agencies of the U.S. Government were approximately $1.1 million, or 13% of total revenues. Revenues derived from one individual customer accounted for 21% of the Company's total revenues for the quarter ended October 31, 2001. During the quarter ended October 31, 2000, one customer accounted for 20% of the Company's revenues.

(6)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will continue to be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In-process research and development will continue to be written off immediately. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event the Company reports goodwill from acquisitions subsequent to June 30, 2001, the goodwill will not be amortized. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2003 and at that time will stop amortizing goodwill resulting from business combinations completed prior to the adoption of SFAS No. 141.


(7)      INCOME TAXES

In connection with the Combination and as a result of the NBA agreement, deferred tax liabilities of approximately $37,303,000 were established relating to the differences between the book treatment and the tax treatment of the identified intangible assets, excluding goodwill. Prior to the consummation of these transactions, the Company had recorded a full valuation allowance against its net deferred tax asset, which was related primarily to net operating loss carryforwards (NOLs) generated by the Company. With the establishment of these deferred tax liabilities, which more than offset the existing deferred tax assets, the Company determined that the valuation allowance that had been previously recorded was no longer necessary.

The Company's interim effective income tax rate is based on management's best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2002, the Company expects that it will generate additional NOLs for the remainder of the year. As of October 31, 2001, the Company's deferred tax assets again exceed its deferred tax liabilities. Given the Company's inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of October 31, 2001.


(8)      AMORTIZATION OF INCENTIVE BONUS PAYMENTS

Specified former Intel employees who became Convera employees and remain employees through September 30, 2002 will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the merger, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. The maximum aggregate amount that Convera could be required to pay, assuming no aggregate gain on the Convera stock options at September 30, 2002, is approximately $1,587,000. The Company is amortizing this amount over the period leading up to September 30, 2002, and, as such, has recorded additional bonus expense of approximately $96,000 and $1,237,000 for the three- and nine-month periods ended October 31, 2001.

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

(9)      NET LOSS PER COMMON SHARE

The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128") for computing and presenting net loss per share information. Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common equivalent shares, including convertible preferred stock and unexercised stock options, as their inclusion in the computation would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):


                                                         Three Months Ended October 31,        Nine Months Ended October 31,
                                                            2001               2000               2001               2000
                                                       ----------------   ---------------    ----------------   ---------------
Numerator:
    Net loss........................................   $     (793,300)    $        (375)     $     (903,019)    $      (2,044)
    Less: Dividends on preferred stock..............                -                 3                   -                10
                                                       ----------------   ---------------    ----------------   ---------------
       Net loss applicable to common shareholders...   $     (793,300)    $        (378)     $     (903,019)    $      (2,054)
                                                       ================   ===============    ================   ===============


Denominator:
    Weighted average number of common shares
       outstanding - basic and diluted..............       47,681,862        15,143,826          47,624,434        14,925,674

Basic and diluted net loss per common share.........   $       (16.64)    $       (0.02)     $       (18.96)    $       (0.14)


The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be antidilutive:


                                                         Three Months Ended October 31,        Nine Months Ended October 31,
                                                            2001               2000               2001               2000
                                                       ----------------   ---------------    ----------------   ---------------
 Convertible preferred stock........................                -           271,800                   -           271,800
 Stock options......................................            1,830         1,900,466             297,291         1,696,108
                                                       ----------------   ---------------    ----------------   ---------------
     Dilutive potential common stock................            1,830         2,172,266             297,291         1,967,908
                                                       ================   ===============    ================   ===============


(10)     STOCK OPTION EXCHANGE PROGRAM

On June 11, 2001, the Company announced a voluntary stock option exchange program (the Offer) for its employees. Under this program, existing option holders had the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date. The Offer was open until 12:00 AM Eastern Time on July 9, 2001 (the Expiration Date). The Company will grant the replacement options on January 14, 2002 (the Replacement Grant Date). The exercise price of the replacement options will be equal to the closing sale price of our common stock on the NASDAQ National Market on the business day preceding the Replacement Grant Date. Any option holder electing to participate in the exchange program was also required to exchange any options granted to him or her during the six months preceding the Expiration Date, and to not receive any additional option grants until the Replacement Grant Date. The exchange program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. A total of 9,251,963 options were surrendered for exchange under this program.

(11)     STOCK REPURCHASE PROGRAM

On October 4, 2001, the Company announced a stock repurchase program whereby the Company may repurchase up to $10 million of the Company's common stock in the open market, through block trades or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. As of October 31, 2001, no shares have been repurchased.


(12)     SUBSEQUENT EVENTS

Stock Repurchase

On November 30, 2001, the Company reached an agreement to repurchase from NBA Media Ventures, LLC 4,746,221 shares, representing the entirety of its holdings, for $11 million. This repurchase was independent of the Company's $10 million repurchase program referred to above.

Contingencies

On November 1, 2001, DSMC, Incorporated ("DSMCI") filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCI's trade secrets, engaged in civil conspiracy with the NGT Library, Inc., a subsidiary of the National Geographic Society ("NGTL"), to obtain access to DSMCI's trade secrets, and was unjustly enriched by the Company's alleged access to and use of such trade secrets. In its complaint, DSMCI seeks five million dollars in actual damages and ten million dollars in punitive damages from the Company. The Company is in the process of investigating the allegations and at this time believes that they are without merit. Accordingly, the Company believes that this matter will not have a material adverse effect on its financial position, operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties including, but not limited to: the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; the effect of general economic conditions on demand for the Company's products and services; possible disruption in commercial activities caused by terrorist activity and armed conflict, such as changes in logistics and security arrangements, and the availability of additional capital financing on terms acceptable to the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.

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


Results of Operations

Total revenues decreased 28% to $8.8 million in the third quarter of the current fiscal year from $12.3 million in the third quarter last year. The net loss for the quarter ended October 31, 2001 was $793.3 million, or $16.64 per common share, compared to a net loss of $0.4 million, or $0.02 per share in the same period last year. For the nine months ended October 31, 2001, total revenues were $25.5 million, a decrease of 23% over total revenues of $33.1 million reported for the corresponding period last year. The net loss for the nine months ended October 31, 2001 was $903.0 million, or $18.96 per common share, compared to a net loss of $2.1 million, or $0.14 per common share in the same period last fiscal year.

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

For the quarter ended October 31, 2001, on an EBITDA basis and excluding the restructuring charge of approximately $5.2 million and the reduction in goodwill and other long-lived assets of approximately $754.4 million, the loss was $9.3 million, or $0.19 per common share compared to positive EBITDA of $0.4 million, or $0.02 per common share on a diluted basis in the third quarter last year. On an EBITDA basis for the nine months ended October 31, 2001 and excluding restructuring charges of approximately $8.1 million and the reduction in goodwill and other long-lived assets of approximately $754.4 million, the loss was $38.2 million, or $0.80 per common share compared to positive EBITDA of $21 thousand, which is break even on a per share basis, for the comparable period last year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, and EBITDA for the three and nine months ended October 31, 2001 and 2000, respectively. (dollars in thousands).


                                                Components of Revenues and Expenses
                                                   Three Months Ended October 31,                 Increase
                                                 2001                         2000               (Decrease)
                                              $           %               $            %             %
                                        -------------- ---------    --------------- ---------    -----------
    Revenues:
          Software                          $6,868         78%         $10,601          86%           (35)%
          Maintenance                        1,512         17%           1,703          14%           (11)%
                                        -------------- ---------    --------------- ---------    -----------
      License-related                        8,380         95%          12,304         100%           (32)%

      Services                                 456          5%               -           -            100%
                                        -------------- ---------    --------------- ---------    -----------
          Total revenues                    $8,836        100%         $12,304         100%           (28)%
                                        -------------- ---------    --------------- ---------    -----------

    Expenses:
          Cost of license-related
    revenues                                $3,890         44%          $2,720          22%            43%
          Cost of services revenues            700          8%               -           -            100%
          Sales and marketing                7,296         83%           5,547          45%            32%
          Research and product
            development                      5,615         64%           2,934          24%            91%
          General and administrative         2,157         24%           1,558          13%            38%
          Restructuring charge               5,195         59%               -           -            100%
          Amortization of goodwill
            and other intangible
            assets                          25,082        284%              29           -          86390%
          Amortization of incentive
            bonus payments due
            to employees                        96          1%               -           -            100%
          Reduction in goodwill and
            other long-lived assets        754,424       8538%               -           -            100%
                                        -------------- ---------    --------------- ---------    -----------
          Total expenses                  $804,455       9104%         $12,788         104%          6191%
                                        -------------- ---------    --------------- ---------    -----------

    Operating loss                       $(795,619)                      $(484)
          Other income, net                  1,086                         109
                                        --------------              ---------------
    Net loss before income taxes         $(794,533)                      $(375)
            Income tax benefit               1,233                          --
                                        --------------              ---------------
    Net loss                             $(793,300)                      $(375)
                                        ==============              ===============



                                              Three Months Ended October 31,
                                            2001                         2000
                                        --------------              ---------------
    EBITDA:
    Net loss                             $(793,300)                      $(375)
    Income tax benefit                      (1,233)                         --
    Other income, net                       (1,086)                       (109)
    Restructuring charge                     5,195                          --
    Depreciation                               661                         338
    Amortization of goodwill and
      acquisition related intangible
      assets                                25,082                          29
    Amortization of other intangible
      assets                                   907                         536
    Amortization of incentive bonus
      payments due to employees                 96                          --
    Reduction in goodwill and other
      long-lived intangible assets         754,424                          --
                                        --------------              ---------------
    EBITDA (loss)                          $(9,254)                       $419
                                        ==============              ===============
    EBITDA (loss) per common share -
      basic                                 $(0.19)                      $0.03
                                        ==============              ===============
    EBITDA (loss) per common share -
      diluted                               $(0.19)                      $0.02
                                        ==============              ===============


                                                Components of Revenues and Expenses
                                                   Nine Months Ended October 31,                  Increase
                                                 2001                         2000               (Decrease)
                                              $           %               $            %             %
                                        -------------- ---------    --------------- ---------    -----------
    Revenues:
          Software                         $19,897         78%         $28,106          85%           (29)%
          Maintenance                        4,771         19%           4,956          15%            (4)%
                                        -------------- ---------    --------------- ---------    -----------
      License-related                       24,668         97%          33,062         100%           (25)%

      Services                                 806          3%               -           -            100%
                                        -------------- ---------    --------------- ---------    -----------
          Total revenues                   $25,474        100%         $33,062         100%           (23)%
                                        -------------- ---------    --------------- ---------    -----------

    Expenses:
          Cost of license-related
    revenues                               $13,037         51%          $6,229          19%           109%
          Cost of services revenues          3,750         15%               -           -            100%
          Sales and marketing               24,656         97%          16,554          50%            49%
          Research and product
    development                             20,352         80%           8,466          26%           140%
          General and administrative         7,367         29%           4,105          12%            79%
          Restructuring charge               8,128         32%               -           -            100%
          Amortization of goodwill
            and other intangible
            assets                          98,275        386%              88           -         111576%
          Amortization of incentive
            bonus payments due
            to employees                     6,660         26%               -           -            100%
          Reduction in goodwill and
            other long-lived assets        754,424       2962%               -           -            100%
                                        -------------- ---------    --------------- ---------    -----------
          Total expenses                  $936,649       3677%         $35,442         107%          2543%
                                        -------------- ---------    --------------- ---------    -----------

    Operating loss                       $(911,175)                    $(2,380)
          Other  income, net                 3,704                         336
                                        --------------              ---------------
    Net loss before income taxes         $(907,471)                    $(2,044)
            Income tax benefit               4,452                          --
                                        --------------              ---------------
    Net loss                             $(903,019)                    $(2,044)
                                        ==============              ===============


                                              Nine Months Ended October 31,
                                            2001                         2000
                                        --------------              ---------------
    EBITDA:
    Net loss                             $(903,019)                    $(2,044)
    Income tax benefit                      (4,452)                         --
    Other income, net                       (3,704)                       (336)
    Restructuring charge                     8,128                          --
    Depreciation                             1,694                         979
    Amortization of goodwill and
      acquisition related intangible
      assets                                98,275                          88
    Amortization of other intangible
    assets                                   3,778                       1,334
    Amortization of incentive bonus
      payments due to employees              6,660                          --
    Reduction in goodwill and other
      long-lived intangible assets         754,424                          --
                                        --------------              ---------------
    EBITDA (loss)                         $(38,216)                        $21
                                        ==============              ===============
    EBITDA (loss) per common share -
    basic & diluted                         $(0.80)                      $0.00
                                        ==============              ===============


Revenues

Software revenues, which include amounts generated through software licensing and implementation services, decreased 35% to $6.9 million for the three months ended October 31, 2001 from $10.6 million for the three months ended October 31, 2000. Total software revenues for the nine months ended October 31, 2001 were $19.9 million, a decrease of 29% over total software revenues of $28.1 million reported for the corresponding period last year. The decrease in software revenues for both the quarter and the nine months of the current fiscal year continues to be primarily attributable to the general downturn in the economy which has caused certain of our prospects to re-evaluate and defer their spending on enterprise information infrastructure initiatives.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately 13% and 15% of total revenues for the three months ended October 31, 2001 and 2000, respectively. Revenues derived from one individual customer accounted for 21% of the Company's total revenues for the quarter ended October 31, 2001. During the quarter ended October 31, 2000, one customer accounted for 20% of the Company's revenues.

Software maintenance and customer support revenues decreased 11% in the third quarter of the current year to $1.5 million from $1.7 million in the third quarter last year, representing 17% and 14% of total revenues, respectively. For the nine months ended October 31, 2001, software maintenance and customer support revenues were $4.8 million compared to $5.0 million in the same period last year, representing 19% and 15% of total revenues respectively. The decrease in maintenance revenues is attributable to the decline in license revenues this fiscal year as well as the conclusion of a specific long term maintenance agreement that had yielded approximately $100,000 in quarterly maintenance revenues. The increase in the maintenance revenues as a percentage of total revenues reflects the Company's continued pursuit of maintenance renewals for existing customers.

Revenues from international operations are derived primarily by software licenses with various European commercial and government customers and a well-established European reseller network. The Company's international sales operation, Convera Technologies International, Ltd. ("CTIL"), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL decreased 71% for the three months ended October 31, 2001 to $1.2 million from $4.1 million in the same quarter last year. For the nine months ended October 31, 2001, international revenues from CTIL decreased 70% to $3.0 million from $9.9 million in the comparable period last year. This decrease can also be attributed to the overall weak market conditions, which have led to reduced spending by many of our prospective and existing customers.

Revenues from the Company's interactive services offerings were $0.5 million and $0.8 million for the three and nine months ended October 31, 2001, respectively. There were no revenues recorded from interactive services offerings in the corresponding periods last year.

Cost of Revenues

Cost of license-related revenues, which includes cost of software revenues and cost of maintenance revenues, increased 43% to $3.9 million in the third quarter of the current year from $2.7 million in the third quarter last year. Cost of license-related revenues as a percentage of total revenues was 44% in the current quarter compared to 22% in the third quarter last year. For the nine months ended October 31, 2001, costs of license-related revenues increased 109% to $13.0 million from $6.2 million in the nine months ended October 31, 2000, representing 51% and 19% of total revenues, respectively. Cost of software revenues increased 41% to $3.4 million in the third quarter of the current year from $2.4 million in the third quarter last year. For the nine months ended October 31, 2001, cost of software revenues increased 125% to $11.6 million from $5.2 million in the first nine months of last year. The increase in cost of software revenues is primarily attributable to an increase in the amortization of prepaid third-party licensing costs, which have been incurred to add new features and functionality to the Company's products, as well as an increase in the cost of professional services resulting in part from the increase in the number of employees in the Company's professional services group. Cost of maintenance increased 56% to $0.5 million for the three months ended October 31, 2001 from $0.3 million for the three months ended October 31, 2000. For the nine months of the current fiscal year, cost of maintenance increased 35% to $1.5 million from $1.1 million in the same period last year. The increase in cost of maintenance is attributable to an increase in personnel and related expenses in the customer support organization.

Cost of services represents the personnel and other direct costs incurred in connection with performing on the Company's service related contracts. For the quarter ended October 31, 2001, cost of services was $0.7 million. For the nine months ended October 31, 2001, cost of services was $3.8 million. There were no associated costs recorded for the three and nine-month periods ended October 31, 2000.

Operating Expenses

Sales and marketing expenses increased 32% in the quarter ended October 31, 2001 to $7.3 million from $5.5 million in the third quarter last year, representing 83% and 45% of total revenues, respectively. For the nine months ended October 31, 2001, sales and marketing expenses increased 49% to $24.7 million from $16.6 million for the corresponding period last year, representing 97% and 50% of total revenues, respectively. The increase in sales and marketing expenses for the quarter was due to overall growth in sales and marketing personnel and increased spending on marketing programs. The growth in sales and marketing expenses for the nine months of the current fiscal year compared to the corresponding period last year was due to an increase in the provision for doubtful accounts as well as overall growth in sales and marketing personnel and increased spending on marketing programs.

Total research and product development costs increased 91% to $5.6 million in the current quarter compared to $2.9 million in the same quarter last year. Research and product development costs as a percentage of total revenues were 64% in the current quarter compared to 24% in the third quarter last year. For the nine months ended October 31, 2001, research and development expenses increased 140% to $20.4 million from $8.5 million for the corresponding period last year, representing 80% and 26% of total revenues, respectively. The increase is largely due to the addition of a significant number of engineering personnel in connection with the business combination with the IMS division of Intel as well as the Company's continued investment to enhance the RetrievalWare and Screening Room products. During the current fiscal year, the Company has released Convera RetrievalWare 6.8, RetrievalWare 6.9 and RetrievalWare
WebExpress 2.1. RetrievalWare 6.8 and RetrievalWare WebExpress 2.1 provide enhanced support for Java developers, a new search interface for intranet users, added capabilities for indexing secure content and expanded language plug-ins. Updated dictionaries in RetrievalWare 6.8 enhance search results by accommodating language changes such as new words and idioms and updated spellings. RetrievalWare 6.8 also offers a new user interface for intranet search users called SmartSearch, a new HTML-based search client that is designed to increase user productivity and reduce the time that knowledge workers spend looking for information. RetrievalWare 6.9 provides user-level and document-level security simultaneously across enterprise groupware and document management systems. Other significant enhancements to RetrievalWare 6.9 include enhanced Microsoft Exchange security, general availability of specialized medical and pharmaceutical search aids and updated platform and third party support.

General and administrative expenses increased 38% for the quarter ended October 31, 2001 to $2.2 million from $1.6 million in the third quarter of last year. For the nine months ended October 31, 2001, general and administrative expenses increased 79% to $7.4 million from $4.1 million for the corresponding period last year. The growth in general and administrative expenses was due to increased corporate expenses such as legal, insurance and accounting expenses. There were also additional general and administrative personnel required to support the Company's expanding operations.

During the second quarter of the current fiscal year, the Company implemented a restructuring plan in response to the downturn in the economy and in conjunction with the integration of the IMS division's operations following the Combination with Intel. This restructuring resulted in a reduction of Convera's total workforce by 22 employees, including 17 individuals from the Company's engineering group and five individuals from the business development group. As part of this restructuring, the Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors and reduced the amount of space to be used in certain of the Company's leased facilities.

On October 3, 2001, the Company announced an additional restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, Convera RetrievalWare(R) and Convera Screening Room(R). The Company also announced that it was eliminating operations supporting the development of the Company's digital content security technology and interactive services offerings and closing offices in Hillsboro, Oregon and Lafayette, Colorado. As a result of this restructuring in the third quarter, Convera's total workforce was reduced by an additional 66 employees, including 44 employees of the engineering group, 13 from the professional services and training groups, seven from the G&A group and two from the marketing group.

As a result of the restructuring plans, the Company recorded restructuring charges in the second and third fiscal quarters of the current fiscal year of $2.9 million and $5.2 million, respectively, for a total of $8.1 million in restructuring charges for the nine months ended October 31, 2001. The restructuring charges include approximately $1.3 million in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1.6 million for employee termination costs and approximately $5.2 million related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado.

The Company paid a total of $1.7 million through October 31, 2001 against the restructuring accruals recorded in the current fiscal year. As of October 31, 2001 unpaid amounts of $2.3 million and $2.3 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs will be substantially paid during the fourth quarter. Amounts related to contractual obligations will be paid within one year. The Company expects to settle amounts related to facility closings over the remaining term of the related facility leases, which is through February 2006.

Amortization of goodwill and other intangible assets was approximately $25.1 million for the current quarter and $98.3 million for the nine months ended October 31, 2001. The majority of these amounts relate to amortization of goodwill and intangible assets related to the Company's business combination with Intel's IMS division, which was accounted for using the purchase method. These amounts also include amortization of the intangible assets acquired from the NBA pursuant to the contribution agreement. Amortization of goodwill and other intangible assets was stopped effective October 3, 2001, when the Company determined that such assets were impaired and wrote down the remaining unamortized balance to zero (see below). Amortization of goodwill and other intangible assets was approximately $29 thousand for the same quarter last year and $88 thousand for the nine months ended October 31, 2000. These prior year amounts related to an acquisition made by the Company in May 1997 also accounted for using the purchase method.

Amortization of incentive bonus payments due to employees was approximately $96 thousand for the current quarter and $6.7 million for the nine months ended October 31, 2001. Specified former Intel employees who became Convera employees and remain employed through September 30, 2002 will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the merger, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. The maximum aggregate amount that Convera could be required to pay, assuming no aggregate gain on the Convera stock options at September 30, 2002, is approximately $1.6 million. The Company is amortizing this amount over the period leading up to September 30, 2002, and, as such, has recorded additional bonus expense of approximately $96,000 and $1,237,000 for the three- and nine-month periods ended October 31, 2001. Additionally, in May 2001, the Company paid approximately $5.4 million in bonuses to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees' continued employment at Convera, and the Company recorded this bonus in operations.

The Company recorded a charge of $754.4 million in the current fiscal quarter for reduction of goodwill and other long-lived assets. On September 20, 2001, the Company  announced  that it had  terminated  its agreement with the National
Basketball Association ("NBA") to provide interactive content services. Following the termination of the NBA contract and the Company's change in focus, the Company evaluated the recoverability of the intangible and other long-lived assets including goodwill associated with the Combination and associated with the NBA agreement. The intangible assets acquired in the Combination, including developed technology, customer contracts and assembled workforce, were primarily related to the interactive media services offerings. The assessment of recoverability was performed pursuant to Statement Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). Additional guidance related to goodwill impairment was provided by APB 17, "Intangible Assets."

Prior to the impairment charge, the unamortized balance of intangible assets associated with the NBA agreement was approximately $67.3 million. Having no future economic benefit to the Company, this unamortized balance was written down to zero. As a result of the Company's shift in focus, there were no future cash flows expected to be generated from the intangible assets acquired in the Combination; thus, the unamortized balance of approximately $9.8 million related to these intangible assets was also written down to zero. Since the assets acquired from Intel were never integrated into the Company's overall operations, the goodwill associated with the Combination was evaluated for impairment along with the other intangible assets acquired from Intel. As a result, the unamortized goodwill balance of $675.9 million was written down to zero. In addition, there was an additional impairment charge of approximately $1.4 million to reflect the fair value of certain computer equipment and furniture to be disposed of in connection with the closing of the various facilities described above.

Other Income, net

Other income increased to $1.1 million for the third quarter of the current fiscal year, compared to $0.1 million in the third quarter of last year. For the nine months ended October 31, 2001, other income increased to $3.7 million from $0.3 million in the same period last year. For the third quarter, other income represents interest income on the Company's invested funds. For the first nine months of this fiscal year, other income includes interest income which increased to $4.2 million from $0.3 million in the same period last year, offset by a write-off of approximately $0.5 million for equity securities whose decline in value was deemed to be other-than temporary and for which the net realizable value was believed to be zero. The increase in interest income was due to a higher level of invested funds.

The income tax benefit of $1.2 million for the three months ended October 31, 2001 and $4.5 million for the nine months ended October 31, 2001 represents the reversal of the remaining net deferred tax liability established primarily as a result of the Intel IMS division merger and the NBA contract. The Company's interim effective income tax rate is based on its current best estimate of its expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2002, the Company expects that it will generate additional NOLs for the remainder of the year. As of October 31, 2001, the Company's deferred tax assets again exceed its deferred tax liabilities. Given the Company's inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company provided a full valuation allowance against such deferred tax assets as of October 31, 2001.


Liquidity and Capital Resources

The Company's combined balance of cash, cash equivalents and short-term investments at October 31, 2001 as compared to January 31, 2001 is summarized below (in thousands).


                                      October 31,         January 31,              Change
                                         2001                 2001
                                     --------------      ---------------      -----------------
              Cash and cash
               equivalents           $       20,940      $       37,061       $       (16,121)
              Investments                    99,581             119,083               (19,502)
                                     --------------      ---------------      -----------------
                  Total              $      120,521      $      156,144       $       (35,623)
                                     ==============      ===============      =================


During the nine months ended October 31, 2001, $35.0 million was used to fund operating activities, compared to $5.2 million used in the same period last year. The net loss of $903.0 million was offset by non-cash charges totaling $861.0 million, consisting primarily of $754.4 million from the reduction of goodwill and other long-lived assets. Non-cash charges also included depreciation of $1.7 million, amortization of $98.3 million, bad debt expense of $2.9 million and restructuring charges, net of cash paid of $6.4 million. Cash was also provided by a reduction in accounts receivable of $5.7 million, and an increase to accounts payable and accrued expenses of $2.8 million. A decrease in deferred revenues and an increase in prepaid expenses and other assets combined used cash of $1.5 million. During the nine months ended October 31, 2000, the Company used cash of $5.2 million to fund operating activities. The net loss of $2.0 million was offset by non-cash charges of $1.3 million including depreciation and amortization of $1.0 million. However, increases in accounts receivable, prepaid expenses and other assets used cash of $6.1 million while increases to accounts payable and accrued expenses and deferred revenues provided cash of $1.6 million.

Cash flows from investing activities provided the Company $12.7 million during the first nine months of the current fiscal year. Net cash provided from the maturity of U.S. Treasury Bills provided cash of $19.2 million while purchases of equipment and leasehold improvements used cash of $5.1 million. The Company also used cash of $1.4 million related to direct acquisition costs in connection with the business combination with Intel's IMS division. For the nine months ended October 31, 2000, the Company used cash of $1.3 million from investing activities related to the purchase of equipment and leasehold improvements.

Financing activities provided cash of $6.3 million and $5.2 million for the nine months ended October 31, 2001 and 2000, respectively. During the nine months ended October 31, 2001, Intel contributed additional capital in the amount of approximately $5.4 million to fund bonus payments to specified former Intel employees that remained employed by Convera as of April 30, 2001. Proceeds from the issuance of stock under the employee stock purchase plan provided cash of $0.9 million and $0.3 million for the nine months ended October 31, 2001 and 2000, respectively. During the nine months ended October 31, 2000, cash of approximately $5.0 million was provided from the exercise of employee stock options.

At October 31, 2001, the Company's balance of cash, cash equivalents and short-term investments was $120.5 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company's current projected cash needs for the foreseeable future. Prior to fiscal year 2001, the Company had primarily used cash provided from sales of its common stock to finance its operations. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available to fund the Company's ongoing operations or other capital requirements on terms acceptable to the Company.

The number of days sales outstanding ("DSO") decreased to 88 days at October 31, 2001 from 130 days at October 31, 2000. Management believes that that the allowance for doubtful accounts of $2.7 million at October 31, 2001 is adequate.


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


New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will continue to be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In-process research and development will continue to be written off immediately. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event the Company reports goodwill from acquisitions subsequent to June 30, 2001, the goodwill will not be amortized. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2003 and at that time will stop amortizing goodwill resulting from business combinations completed prior to the adoption of SFAS No. 141. After the $676 million reduction of goodwill taken in the current fiscal quarter related to goodwill generated in the combination with Intel's Interactive Media Services Division in December 2000, the remaining goodwill balance and associated amortization is immaterial.

Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 14% of total revenues in the third quarter of the current fiscal year. International sales are made mostly from the Company's foreign subsidiary and are typically denominated in British pounds, French Francs or German Deutsche Marks. As of October 31, 2001, approximately 43%, 2% and 3% of total consolidated accounts receivable were denominated in British pounds, French Francs and German Deutsche Marks, respectively. Additionally, the Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of October 31, 2001, 13% of the Company's cash and cash equivalents balance was included in the Company's foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company's short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from 3 months to 6 months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company's exposure to fluctuations in interest rates is limited.

                           PART II-- OTHER INFORMATION


Item 1.           Legal Proceedings

On November 1, 2001, DSMC, Incorporated ("DSMCI") filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCI's trade secrets, engaged in civil conspiracy with the NGT Library, Inc., a subsidiary of the National Geographic Society ("NGTL"), to obtain access to DSMCI's trade secrets, and was unjustly enriched by the Company's alleged access to and use of such trade secrets. In its complaint, DSMCI seeks five million dollars in actual damages and ten million dollars in punitive damages from the Company. The Company is in the process of investigating the allegations and at this time believes that they are without merit. Accordingly, the Company believes that this matter will not have a material adverse effect on the Company's financial position, operations or cashflows.


Item 2.           Changes in Securities                                   None.
------


Item 3.           Defaults upon Senior Securities                         None.
------


Item 4.           Submission of Matters to Vote of Security Holders

                  The 2001 Annual Meeting of Shareholders was held October 12, 2001. The following individuals were elected to serve as the Board of Directors for terms expiring at the 2002 Annual
                  Meeting:

                                                       Number of Shares Voted
                                                     For               Withheld
                                                     --------------------------
                  Ronald J. Whittier                 33,162,460          78,744
                  Patrick C. Condo                   33,162,460          78,744
                  Herbert A. Allen                   33,162,460          78,744
                  Andy D. Bryant                     33,162,460          78,744
                  Robert A. Burgelman                33,162,460          78,744
                  Stephen D. Greenberg               33,162,460          78,744
                  Gerald H. Parker                   33,162,460          78,744


Item 5.           Other Information                                       None.
------


Item 6.           Exhibits and Reports on Form 8-K
------

On September 21, 2001, the Company filed a Form 8-K for Item 5, announcing that the interactive services agreement the Company entered into with the National Basketball Association in September 2000 was terminated.

On August 8, 2001, the Company filed a Form 8-K for Item 5, announcing that the Company had rescheduled its 2001 Annual Meeting of Stockholders to Friday, October 12, 2001. The Form 8-K also reported that the Company expected to mail its proxy materials for the Annual Meeting on or about September 17, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONVERA CORPORATION


December 14, 2001                   By: /s/ Patrick C. Condo
                                    ------------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


December 14, 2001                   By: /s/ Christopher M. Mann
                                    ---------------------------
                                    Christopher M. Mann
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)