Form 10-K
period 2002-01-31
CONVERA CORP
filed 2002-04-30
CIK 1125536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 5, 2002 (based on the closing sales price as reported on the NASDAQ National Market System) was $37,927,180.

The number of shares outstanding of the registrant's Class A common stock as of April 5, 2002 was 28,869,334.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

                     The Index to Exhibits begins on Page 25



                               CONVERA CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

                                TABLE OF CONTENTS
                                                                                                       Page

                                     PART I

Item 1.           Business...................................................................          1

Item 2.           Properties.................................................................          8

Item 3.           Legal Proceedings..........................................................          8

Item 4.           Submission of Matters to a Vote of Security Holders........................          8

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters......          9

Item 6.           Selected Financial Data....................................................          9

Item 7.           Management's Discussion and Analysis of Financial   Condition
                  and Results of Operations..................................................         11

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.................         22

Item 8.           Financial Statements and Supplementary Data................................         23

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure...................................................         23

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.........................         24

Item 11.          Executive Compensation ....................................................         24

Item 12.          Security Ownership of Certain Beneficial Owners and Management.............         24

Item 13.          Certain Relationships and Related Transactions.............................         24

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K............         25


                                     PART I


ITEM 1.           Business

The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the expectations, beliefs, intentions or strategies regarding the future of Convera Corporation ("Convera" or the "Company.") All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties including, but not limited to: the dependence upon the timing of the closing on sales of software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; the effect of general economic conditions on demand for the Company's products and services; possible disruption in commercial activities caused by terrorist activity and armed conflict, such as changes in logistics and security arrangements, and the availability of additional capital financing on terms acceptable to the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.

OVERVIEW

Convera designs, develops, markets, implements and supports search, retrieval and categorization software that enables customers to more effectively integrate, navigate and collaborate on enterprise information--including text, audio, images and video - irrespective of language. This capability is offered through a family of products based on two core applications: RetrievalWare(R) and Screening Room(R). Convera's software often serves as the information management infrastructure for intranet deployments and Web sites in order to enable information intensive business processes such as enterprise information portals, knowledge management, customer relationship management, enterprise resource planning, video content management, human resource management, sales force automation, supply chain management and e-learning. Convera also offers professional implementation services to ensure Convera products integrate seamlessly into customer environments, as well as training, consulting and maintenance services to facilitate full implementation and optimal use of its technologies.

Convera maintains an extensive portfolio of patented and proprietary technologies. Its core technologies include: advanced computational linguistics and semantic networking that leverage lexical knowledge using built-in knowledge bases to search not only for specific word meanings, but also for related terms and concepts; Adaptive Pattern Recognition Processing ("APRP") that identifies patterns in digital data, providing the capability to build content-based analysis and retrieval applications for any type of digital information; and intelligent real-time video analysis that detects scene changes as they occur. In combination, these core technologies form the foundation on which Convera builds its products.

Convera was established through the combination of the former Excalibur Technologies Corporation ("Excalibur") and Intel Corporation's ("Intel") Interactive Media Services ("IMS") division. On December 21, 2000, Excalibur and Intel consummated a business combination transaction ("the Combination") pursuant to an Agreement and Plan of Contribution and Merger, dated as of April 30, 2000, as amended, by and among Excalibur, Intel, the Company and Excalibur Transitory, Inc., a wholly owned subsidiary of the Company. At the completion of the Combination, Excalibur became a wholly owned subsidiary of the Company, each outstanding share of Excalibur common stock was converted into one share of Class A common stock of the Company, and Intel contributed to the Company its IMS division, intellectual property assets and other assets used by that division, as well as $150,000,000 in cash at closing, in exchange for 14,949,384 shares of Class A common stock of the Company and 12,207,038 shares of Class B non-voting common stock of the Company.

All references in this Form 10-K to financial results for the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

The Company can be contacted via email at invest@convera.com and visited at its web site, www.convera.com. Information on the Convera web site is not part of this Form 10-K.

Business Strategy

The Company licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products through license agreements with value-added resellers, systems integrators, OEMs, and other strategic partners. The Company's technology may also be customized and deployed to commercial businesses. Convera conducts international sales activities through Convera Technologies International, Limited ("CTIL"), its wholly owned subsidiary in the United Kingdom, and CTIL offices in Germany and France.


CONVERA PRODUCTS

PRODUCTS

Convera  develops,   markets,  licenses,   services  and  supports  the  Convera
RetrievalWare suite of multimedia search solutions for corporate intranets, Internet e-commerce, online publishing and the OEM market. Products include:

RetrievalWare(R);
Visual RetrievalWare(R);
RetrievalWare(R) FileRoom;
RetrievalWare(R) WebExpress;
Internet Spider;
RetrievalWare(R) SDK;
RetrievalWare(R) Synchronizers Screening Room(R); and
Video Analysis Engine.

RetrievalWare(R)

RetrievalWare employs an advanced modular approach and is an enabling technology for many information intensive business applications, including intranet enterprise portals, Web publishing and e-commerce applications. Offering what the Company believes to be unsurpassed scalability and accuracy, RetrievalWare is a comprehensive software solution that enables government agencies and commercial organizations to integrate all enterprise information through a single point access, intuitively interact with and navigate that information to retrieve needed answers, and effectively collaborate on retrieved information as the basis for prosecuting mission-critical tasks. By utilizing multi-mode searching built around Convera's proprietary APRP and semantic network technologies, RetrievalWare empowers users to find mission critical data across multiple data types from a common user interface.

With Convera's semantic networks and natural language processing, users easily find needed information. RetrievalWare incorporates syntax, morphology and the actual meaning of words. The baseline semantic network in the English language version was created from complete dictionaries, a thesaurus and other reference sources, giving users a built-in knowledge base of 500,000 word meanings, 50,000 language idioms and 1.6 million word associations. Users submit plain English queries that are automatically expanded to include related terms and concepts, thereby increasing the likelihood that highly relevant content will be returned. The software recognizes words at the root level, idioms and the multiple meanings of words. This approach eliminates the costs associated with defining keywords, building topic trees, establishing expert rules and sorting and labeling information in database fields. RetrievalWare also supports specialized semantic networks for legal, medical, finance, engineering and other disciplines.

APRP identifies patterns in digital information. In text applications, it provides fuzzy searching with a high degree of precision and recall, giving end users the ability to retrieve even approximations of search queries with a high degree of confidence that all of the requested information will be returned regardless of errors in spelling or the existence of inconsistencies in the data which may be caused by poor quality of optical character recognition processes. The software works at high speed and supports the rapid development of multi-language text-retrieval systems.

RetrievalWare supports more than 200 document formats stored on file servers, in groupware systems, relational databases, document management systems, intranets and the Internet. RetrievalWare provides real time profiling which enables users to create and save Real Time Agent Queries (Profiles) that will automatically collect incoming documents of interest. The RetrievalWare Profiling Server filters, stores and distributes incoming data from any source including real-time news feeds, relational databases, paper repositories and the RetrievalWare Internet Spider.

RetrievalWare 7.0, released in March of 2002, provides the industry's first enterprise search product to offer multimedia and cross-lingual search as off-the-shelf product features. By providing users with a single product that simultaneously searches and organizes all data types (such as text, video, image and audio files) in multiple languages from a single user interface, customers do not have to buy and piece together several disparate systems to manage multiple data types and languages. RetrievalWare also provides greater ease of use by delivering a higher level of interoperability with enterprise applications using XML and by providing easy integration into the Microsoft(R) ..NET environment.

RetrievalWare provides access to both unstructured and structured information across enterprise networks, workgroup LANs, and intranets. The software may be deployed on a single server or on any number of physical servers. RetrievalWare server solutions can be run on multiple platforms including leading UNIX and Windows NT platforms.

The RetrievalWare product family includes the following components:

         Visual RetrievalWare

Leveraging the APRP technology, Visual RetrievalWare is a visual retrieval engine and a comprehensive image processing library and programmer's toolkit that enables the development of client/server systems that automatically index and retrieve digital images. Applications range from electronic shopping and digital libraries to document imaging and positive identification. Users can search for visual information directly from their intranet, a corporate database, the Internet, or other sources using images or video clips as clues. Visual data is reduced to a searchable index that is typically less than 10% of the size of the original image and is automatically recognized based on its shape, color and texture. Users submit queries using examples of visual data or by authoring a visual clue with a graphical product. Based on the shape, color and texture of the visual clue, a list of similar or exact matches is returned. The product delivers its advanced retrieval capabilities in an open, flexible, scalable and secure architecture and is designed to be easy to implement and ready for extension.

         RetrievalWare FileRoom

RetrievalWare FileRoom is built on RetrievalWare technology and is an optional component to allow loading, indexing, viewing and managing scanned documents, images and text. Users access the FileRoom through a hierarchy consisting of FileRoom documents, where each tier in the hierarchy is a container for storing documents. Users can directly view the scanned image of a retrieved document from the FileRoom. Graphs, diagrams, handwritten notations and signatures in the retrieved document are immediately accessible. "Fuzzy" searching capabilities provided by APRP give users a high level of confidence that their queries will return all of the requested information regardless of the quality of Optical Character Recognition ("OCR") data. Document-level security lets organizations control user access at the fileroom (library), cabinet, drawer, folder and document level.

         RetrievalWare WebExpress

RetrievalWare WebExpress is a stand-alone search and retrieval tool designed for online service providers and content-rich Web sites. The Company believes that RetrievalWare WebExpress offers superior search accuracy, performance and scalability, supporting high numbers of concurrent users searching large and heterogeneous document collections.

         Internet Spider

Internet Spider is a multimedia, high-performance Web spider/crawler for augmenting the retrieval capabilities of Convera RetrievalWare, for stand-alone use, or for integration with other applications. In addition to HTML-based Web pages, Internet Spider also retrieves word processing, PDF and multimedia assets including audio, video and images. It is highly configurable and multi-threaded and can provide deep, broad and repetitive crawling. Users who want immediate notification when items of interest arrive can post Agent Profiles to pull links to related documents to their desktops. Components can be deployed on multiple machines for optimum performance and bandwidth.

         RetrievalWare SDK

The RetrievalWare SDK (Software Developer's Kit) is a comprehensive set of tools for building advanced search-based solutions. At its core is a highly scalable, distributed client/server architecture. Independent server processes maximize the efficiency and reliability of document loading, indexing and query handling, and support security and encryption/decryption features. Dedicated server processes enable integration of text search and relational database ("DBMS") storage capabilities through an open DBMS gateway. The client environment is optimized for the development of graphical interfaces using industry standard tools such as Java and Visual Basic. RetrievalWare delivers Visual Basic custom controls, remote procedure calls and open server capabilities as well as engine-level, high-level and client/server application program interfaces ("APIs"). These features speed the development of systems that can support thousands of users and contain custom functionality.

         RetrievalWare Synchronizers

RetrievalWare Synchronizers provide document-level security for users to search the contents of multiple native repositories from a single point of access including Lotus Notes, Microsoft Exchange, Documentum EDMS 98, FileNET Panagon, native file systems and relational database management systems.

Screening Room is a comprehensive solution for video asset management providing scalable access, search and retrieval of video assets, both analog and digital, from any desktop. It provides for real-time capturing, encoding, analyzing, cataloging, browsing, searching and retrieving of video, as well as related captured text (closed captions or speech-to-text conversions) and metadata, over corporate intranets/extranets. Designed to manage video content in Internet portal and corporate intranet environments, Screening Room also supports media, broadcast and entertainment video asset management solutions. It enables users to easily capture analog or digital video, automatically create an intelligent video storyboard, and play it back in any of the industry's standard video file formats. Screening Room users then can automatically browse, search and retrieve precisely what video clips they are looking for without having to play or watch the video in its entirety.

Screening Room combines the APRP technology for video analysis with the indexing capabilities of RetrievalWare. Screening Room consists of four components:
Screening Room Capture, Screening Room Edit, Screening Room Browse and Screening Room Video Asset Server. Screening Room Capture ingests, analyzes and storyboards analog or digital video assets, including live feeds, and extracts, indexes and searches associated metadata such as captured text (both closed-caption text and spoken audio content converted to text), keyframe images of significant scenes and annotations. Screening Room Edit enables users to browse, search, edit and annotate storyboards. In addition, users can select and compile clips from multiple video assets to create new derivative works, export files and metadata in industry-standard XML format, or output new rough-cut edit segments to Edit Decision Lists ("EDLs") for import into higher-end offline editing systems like Avid and Media 100. Screening Room Browse allows user access to catalogs of video assets through any standard Web browser. The Video Asset Server indexes and stores captured video assets for instantaneous browsing, search and retrieval in a client/server environment.

Version 2.3, the latest version of Screening Room, was released in April of 2002. Among the new features are enriched video ingestion and capture functionality, more flexible video file management capabilities, and the ability to more tightly integrate with 3rd party asset and content management products. In addition, Screening Room 2.3 customers now can extend their deployments to include the search, retrieval and categorization of more than 200 proprietary document formats through interoperability with RetrievalWare 7.0. Under Convera's unified architecture, Screening Room 2.3 now can be joined with RetrievalWare 7.0 to provide users with a single product that simultaneously searches and organizes all data types (such as text, video, image and audio files) in multiple languages from a single user interface.

In addition to the Screening Room application, the Screening Room product family includes the following components:

         Screening Room Capture (Standalone Version)

Screening Room Capture (Standalone Version) was released in the fourth quarter of fiscal year 2001. The standalone Capture product is a separate packaging of the Capture component of the full Screening Room system and utilizes the same core technology. It provides the ability to log, analyze and encode video, and save the data and video assets in a non-proprietary (XML) format. Screening Room Capture does not require purchase of the entire Screening Room system, and enables loading of video assets and metadata into a third party database or content management system, or otherwise repurposing the asset. Screening Room Capture is also a suitable component for sale to OEM customers.

         Screening Room Capture API

The Screening Room Capture API (Application Programming Interface) enables developers to control the Screening Room Capture component from another program. The Screening Room Capture API can be used to drive Screening Room Capture when that component is delivered as a part of the full Screening Room video asset management system or when the Capture component is delivered in its standalone packaging.

Video Analysis Engine ("VAE")

Video Analysis Engine is a toolkit that enables developers and programmers to construct applications that analyze and re-purpose video content. VAE analyzes any kind of multi-media/video asset whether it is analog or digital, allows programmers to create multi-threaded applications and has enhanced scalability. The toolkit is available as a Microsoft DirectShow filter or C Library Developer's Kit. Based on the APRP technology, VAE plugs into applications, enabling highly accurate event-change detection. VAE uses a caching technique that compares a series of video frames based upon "event detectors" dynamically selected by the calling program. The event detectors look for specific occurrences in the video, triggering "event alarms" appropriate to the developer's application. Events include cuts, fades and dissolves.

TECHNICAL SUPPORT, IMPLEMENTATION SERVICES AND EDUCATION

Convera provides technical support, or maintenance, to customers through its technical support personnel located in the Company's Columbia, Maryland, Carlsbad, California and Bracknell, United Kingdom facilities and through certain product distributors. Technical support consists of bug fixes, telephone support and upgrades or enhancements of particular software products when and if they are released. Technical support typically is provided to customers under a renewable annual contract. All Convera service plan customers have access to the Convera Online Technical Support Web site that provides the latest product information, general service updates and Web forums for technical discussions. The Web site also provides electronic forms for opening technical support cases and suggesting product, service and Company enhancements.

The Company also provides on-site implementation and consulting services to its customers through employees and independent consultants who have been trained and certified by the Company. Implementation and consulting services are offered as a package or on a time-and-materials or fixed price basis. The Company conducts training seminars at its offices in Vienna, Virginia; Carlsbad, California; and Bracknell, UK, as well as on-site training for its customers and distribution channel partners. Training customers typically pay on a per-course basis for regularly scheduled classes and on a per-day basis for on-site or dedicated courses.

OTHER SERVICES

Convera's technologies have also been deployed in the form of an end-to-end content management and publishing service for media rich organizations wishing to manage their media content and monetize it through Internet Distribution.

On September 20, 2001, the Company announced that it had terminated an agreement with the National Basketball Association ("NBA") to provide interactive content services. On October 3, 2001, the Company announced a restructuring plan to consolidate all operations around the development, marketing, sales and support of its software products described above. The Company also announced that it was eliminating the majority of operations supporting the interactive services offerings.

MARKETING AND DISTRIBUTION

The Company's sales and marketing strategy focuses on the licensing of Convera products to customers both through a direct sales force and through strategic partners and OEMs. Members of the North American sales team are located throughout the United States and Canada, and the majority of the international sales team is located in the United Kingdom. The Company typically licenses its RetrievalWare and Screening Room products to end-users as either an enterprise-wide or work-group level solution.

Convera focuses its sales and marketing efforts on enterprises that have large, rapidly changing content collections in diverse formats and have large numbers of knowledge workers. In that regard, the Company concentrates a significant amount of sales and marketing resources on vertical markets such as government, financial services, life sciences, media and entertainment and manufacturing and technology.

Marketing efforts focus on building brand awareness and establishing demand for the Company's products and include advertising, public relations, trade show participation, direct mail and electronic marketing campaigns and telemarketing/lead management activities. The Company's home page on the World Wide Web, www.convera.com, is an integral part of its marketing and sales efforts, but information on the Company's Web site is not a part of this From 10-K. Through the Web site, prospective customers can learn about Convera's suite of products and view online demonstrations of products. Existing customers can enroll in training courses and access password-protected areas for technical and other customer support.

PRODUCT DEVELOPMENT AND ADVANCED RESEARCH

The Company's research and development program focuses on enhancing and expanding the capabilities of its RetrievalWare and Screening Room product lines to address additional markets and market requirements. Convera plans to further integrate our family of multimedia, cross-lingual search, retrieval and categorization software into a single, unified architecture. The release of RetrievalWare 7.0 and Screening Room 2.3 represents the first phase of this development effort. Over time and as the technology evolves, RetrievalWare 7.0 will remain the basic building block of this modular family of products. In addition to providing seamless access to both structured and unstructured data in the enterprise, this modular approach will simplify system administration for the customer and make it easier for Convera to update existing features and add new components such as support for new data types and taxonomies for specific vertical markets.

In March of 2002, Convera announced the acquisition of Semantix Inc., a private Canadian software company specializing in cross-lingual processing and computational linguistics technology. The acquisition of Semantix, including its engineering personnel and intellectual property, is expected to help Convera derive greater revenues through the direct sales of language modules to new and existing customers. In addition, the Semantix acquisition broadens the linguistic capabilities of RetrievalWare, specifically in the areas of cross-lingual search and the continued development of language capabilities to support the needs of specialized vertical markets, such as the government intelligence community. Semantix became a wholly owned subsidiary of Convera under the name Convera Canada Inc. Certain elements of the Company's software products are supplied to the Company by other independent software vendors under license agreements with varying terms. Pursuant to these agreements, the Company makes periodic royalty payments based on either revenues or units. The technologies acquired by the Company in this manner include word processing filters, optical character recognition engines, dictionaries and thesauri in electronic form, image and audio processing, and face and speech recognition technologies.

The  Company  has  conducted   research  and  product   development  of  pattern
recognition and natural language systems since 1980. Research and product development expenditures for the development of new products and enhancements to existing products were approximately $23.8, $13.0 million and $9.5, respectively, in the fiscal years ended January 31, 2002, 2001 and 2000.

PROTECTION OF PROPRIETARY TECHNOLOGY

The Company regards its software as proprietary and relies primarily on a combination of patents, copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, software distribution protection agreements and other intellectual property protection methods to safeguard its technology and software products. The Company also obtains trademark protection for its various product and corporate brand names and design logos. The Company has four patents and seven patent applications currently pending before the Patent and Trademark Office, each intended to protect technology-related assets of the Company. The Company also relies upon its efforts to design and produce new products and upon improvements to existing products to maintain a competitive position in the marketplace.

COMPETITION

Competition in the information technology industry in general, and the software development industry in particular, is intense. Convera competes primarily in the search, retrieval and categorization market. Within this market segment, there are current and potential competitors who are larger and more established than Convera and have significantly greater financial, technical, marketing and other resources. Convera considers its principal competitive advantages to be:
(1) more accurate results due to the semantic network and APRP technologies, (2) more comprehensive results due to its ability to manage and retrieve information in multiple languages and in rich media file formats, and (3) an environment that is more scalable due to the distributed-processing architecture.

Convera competes with numerous companies depending on the target market for its products. Most often, Convera competes directly with companies such as Verity, Inc. and Autonomy, Inc. to provide search solutions to the corporate intranet, Internet e-commerce, online publishing and the OEM market. The Company primarily competes with Virage, Inc. to provide video content management solutions to Internet portals and corporate intranets. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not materially adversely affect the Company's operating results and financial condition.

The Company's activities currently are subject to no particular regulation by governmental agencies other than those routinely imposed on corporate businesses and no such regulation is now anticipated.

SEGMENT INFORMATION

The Company has one reportable segment. All of the Company's revenues are from third party customers.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $4.9 million, $5.0 million and $4.4 million, respectively, in the fiscal years ended January 31, 2002, 2001, and 2000. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 14%, 10%, and 12%, respectively. For the fiscal year ended January 31, 2002, no individual customer accounted for more than 10% of the Company's total revenues.

Financial information is located in the consolidated financial statements beginning on page F-3. Additional information related to segment reporting can be found in Note 15 to the consolidated financial statements contained herein.

EMPLOYEES

The Company had 350 employees at January 31, 2002, of whom 115 were in research and development, 133 in sales and marketing, 64 in technical support, professional services and training and 38 in finance and administration. The employees are not covered by collective bargaining agreements, and the management of the Company considers relations with employees to be good. Competition for qualified personnel within the Company's industry is intense. There can be no assurance that the Company will be able to continue to attract, hire or retain qualified personnel and the inability to do so could have a material adverse effect upon the Company's operating results and financial condition.


Item 2.       Properties

The Company's corporate headquarters facilities are occupied under a lease agreement that expires in calendar year 2004 for a total of approximately 20,500 square feet of space in an office building located at 1921 Gallows Road, Vienna, Virginia 22182.

The Company's principal development and customer support centers are located in Carlsbad, California; and Columbia, Maryland. The company leases additional space in San Jose, California and following the acquisition of Semantix, Montreal, Canada.

The Company leases space in Bracknell, England and commercial office suites in Paris, France, and in Munich and Frankfurt, Germany in support of its international sales operation.

The Company believes that its facilities are maintained in good operating condition and are adequate for its operations.


Item 3.       Legal Proceedings

On November 1, 2001, DSMC, Incorporated ("DSMCI") filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCI's trade secrets, engaged in civil conspiracy with the NGT Library, Inc. ("NGTL"), a subsidiary of the National Geographic Society, to obtain access to DSMCI's trade secrets, and was unjustly enriched by the Company's alleged access to and use of such trade secrets. In its complaint, DSMCI seeks five million dollars in actual damages and ten million dollars in punitive damages from the Company. DSMCI subsequently amended its complaint to add copyright infringement-related claims. The Company is in the process of investigating the allegations and at this time believes that they are without merit. Accordingly, the Company believes that this matter will not have a material adverse effect on its financial position, operations or cash flows.


Item 4.       Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
Matters

The Company's common stock is traded in the over-the-counter market and is listed on the National Market System of the NASDAQ Stock Market under the symbol "CNVR." As a result of the Combination, the Excalibur common stock, traded under the symbol "EXCA," ceased to be listed on the Nasdaq National Market. In the Combination, the Excalibur common stock was converted on a one-for-one basis into Convera Class A common stock.

The following table sets forth the high and low sale prices for Convera common stock for the period from December 22, 2000 through January 31, 2002 and for Excalibur common stock for the period February 1, 2000 through December 21, 2000, as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 2002 was 985. The Company has never declared or paid dividends on its common stock and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.


                                                                     High               Low

           Fiscal 2002 (February 1, 2001 - January 31, 2002)

           First Quarter....................................       $ 18.88           $  4.88
           Second Quarter...................................          7.58              3.37
           Third Quarter....................................          4.00              2.05
           Fourth Quarter...................................          4.84              2.20

           Fiscal 2001 (February 1, 2000 - January 31, 2001)

           First Quarter....................................       $ 45  3/8         $ 21  5/16
           Second Quarter...................................         59  1/2           26 25/64
           Third Quarter....................................         70  3/16          40
           Fourth Quarter...................................         58  1/2           13


Item 6.       Selected Financial Data

The selected financial data presented below have been derived from the Company's consolidated financial statements. The balance sheet data as of January 31, 2002 and 2001, and the statement of operations data for the fiscal years ended January 31, 2002, 2001 and 2000 should be read in conjunction with such consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

All references in this Form 10-K to financial results of the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.


--------------------------------------------------------------------------------------------------------------------------
                                                                   Fiscal Years Ended January 31,
                                                   2002             2001             2000             1999             1998
                                                   ----             ----             ----             ----             ----
Statement of Operations Data:                                   (in thousands, except per share data)
Revenues:
     Software.............................. $     26,740     $     37,299     $     32,649     $     22,741     $     17,202
     Maintenance...........................        6,509            6,621            5,285            5,198            5,215
                                            --------------   --------------   --------------   --------------   --------------
   License-related.........................       33,249           43,920           37,934           27,939           22,417
   Services (3)............................          979            7,602                -                -                -
                                            --------------   --------------   --------------   --------------   --------------
                                                  34,228           51,522           37,934           27,939           22,417
                                            --------------   --------------   --------------   --------------   --------------
Cost of revenues:
     Software .............................       13,443            8,288            4,724            3,697            2,957
     Maintenance ..........................        1,979            1,474            2,143            1,320            1,219
                                            --------------   --------------   --------------   --------------   --------------
   License-related ........................       15,422            9,762            6,867            5,017            4,176
   Services ...............................        3,960            7,846                -                -                -
                                            --------------   --------------   --------------   --------------   --------------
                                                  19,382           17,608            6,867            5,017            4,176
                                            --------------   --------------   --------------   --------------   --------------

Gross margin...............................       14,846           33,914           31,067           22,922           18,241
                                            --------------   --------------   --------------   --------------   --------------

Operating expenses:
   Sales and marketing.....................       32,473           22,345           16,210           13,501           13,184
   Research and product development........       23,774           12,968            9,456            8,328            6,405
   General and administrative..............       10,214            6,279            5,402            4,775            4,884
   Amortization of goodwill & other
     intangible assets (4).................       98,304           15,672              118              111               82
   Acquired in-process research and
     development...........................            -              800                -                -            1,284
   Incentive bonus payments due to
     employees.............................        6,681                -                -                -                -
   Restructuring charges...................        8,128                -                -                -              577
   Reduction in goodwill and other
     long-lived intangible assets..........      754,424                -                -                -                -
                                            --------------   --------------   --------------   --------------   --------------
                                                 933,998           58,064           31,186           26,715           26,416
                                            --------------   --------------   --------------   --------------   --------------

Operating loss.............................     (919,152)         (24,150)            (119)          (3,793)          (8,175)

Other income, net..........................        4,191            1,368              250              239              374
Equity in net loss of affiliate............            -                -                -             (300)            (525)
Write-off of investment in affiliate.......            -                -             (471)               -                -
                                            --------------   --------------   --------------   --------------   --------------

Net loss before income taxes...............     (914,961)         (22,782)            (340)          (3,854)          (8,326)


Income tax benefit.........................        4,452                -                -                -                -
                                            --------------   --------------   --------------   --------------   --------------

Net loss...................................     (910,509)         (22,782)            (340)          (3,854)          (8,326)

Dividends on cumulative, convertible
preferred stock............................            -               10               14               14               14
                                            --------------   --------------   --------------   --------------   --------------

Net loss applicable to common stock........ $   (910,509)    $    (22,792)    $       (354)    $     (3,868)    $     (8,340)
                                            ==============   ==============   ==============   ==============   ==============

Net loss per common share - basic and
   diluted................................. $     (20.08)    $      (1.22)    $      (0.02)    $      (0.29)    $      (0.64)
Weighted-average number of common shares
   outstanding - basic and diluted.........       45,349           18,714           14,282           13,526           12,934



Balance Sheet Data (1) (at end of period)
Cash and cash equivalents.................. $     17,628     $     37,061     $     10,884     $      5,851     $     4,939
Working capital............................       51,797          166,543           19,288            8,006           9,748
Total assets...............................       78,106        1,026,445           30,687           19,712          20,045
Accumulated deficit........................     (989,429)         (78,920)         (56,138)         (55,798)        (51,945)
Total shareholders' equity (2).............       57,876        1,015,058           22,305           13,174          13,098

(1)      The Company had no significant long-term debt for any of the periods presented.
(2)      No dividends have been declared or paid on the Company's common stock.
(3)      Services revenue derived from end-to-end content management and publishing service.
(4)      Fiscal years 2002 and 2001 amortization primarily related to business combination with Intel's IMS division.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties including, but not limited to: the dependence upon the timing of the closing on sales of software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; the effect of general economic conditions on demand for the Company's products and services; possible disruption in commercial activities caused by terrorist activity and armed conflict, such as changes in logistics and security arrangements, and the availability of additional capital financing on terms acceptable to the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.

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

Convera  was  established  through  the  combination  of  the  former  Excalibur
Technologies Corporation and Intel Corporation's Interactive Media Services division. On December 21, 2000, Excalibur and Intel consummated a business combination transaction pursuant to an Agreement and Plan of Contribution and Merger, dated as of April 30, 2000, as amended, by and among Excalibur, Intel, the Company and Excalibur Transitory, Inc., a wholly owned subsidiary of the Company. At the completion of the Combination, Excalibur became a wholly owned subsidiary of the Company, each outstanding share of Excalibur common stock was converted into one share of Class A common stock of the Company, and Intel contributed to the Company its IMS division, intellectual property assets and other assets used by that division, as well as $150,000,000 in cash at closing, in exchange for 14,949,384 shares of Class A common stock of the Company and 12,207,038 shares of Class B non-voting common stock of the Company.

The Combination was accounted for using the purchase method of accounting. The purchase price for the IMS division was determined to be approximately $925.1 million, which included approximately $2 million in transaction costs, less approximately $600,000 in costs to register and issue the shares. The shares issued to Intel as consideration for the contributed assets were valued based on the existing market price when the Combination was announced. The purchase price was allocated to the assets acquired based on their estimated fair values on the acquisition date. In connection with the Combination, the Company recorded approximately $769.8 million in goodwill and recorded a charge for acquired in-process research and development ("IPRD") of approximately $800,000 in the fiscal year ended January 31, 2001. The purchased IPRD represented the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at December 21, 2000, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of market size and growth factors, expected industry trends, the anticipated nature and timing of product introduction and the estimated life of the underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after tax cash flows. Projected operating expenses include cost of sales, sales and marketing and general and administrative expenses. The other intangible assets acquired from Intel included certain developed technology and an existing workforce as well as certain existing and in-process customer contracts.

The IMS division had contracts in process at the time of the Combination, which were being accounted for using the completed contract method, and accordingly, revenue was deferred until all remaining costs, obligations and potential risks were insignificant and the contract deliverables were agreed to and accepted by the customer. Convera continued to account for the existing contributed contracts using the completed contract method of accounting. For purposes of determining the value of these contributed contracts at the date of acquisition, management considered the total amounts to be received under each contract. As these contracts were completed by Convera, revenue and the related costs, including profit on work performed by Convera subsequent to the acquisition, were recognized. During fiscal year 2002, the Company completed all obligations under the in-process contract assigned by the IMS division, and accordingly recognized revenue during the year of about $1.7 million related to these contracts. The associated costs recorded during fiscal year 2002 related to these contracts was approximately $0.9 million. Existing contracts that were completed prior to January 31, 2001 resulted in aggregate revenue recognition of approximately $7.6 million recorded as services revenues and approximately $0.7 million recorded as software revenues. The associated costs recognized related to these contracts were approximately $7.5 million included in cost of services revenues and approximately $0.4 million included in cost of software revenues.

In September 2000, Intel and the NBA entered into a master services agreement, which Intel contributed to Convera on December 21, 2000, for the distribution of personalized highlights, archival material, television broadcast enhancements and real time distribution of NBA games over broadband networks. In addition to the services agreement, Convera entered into a contribution agreement with the NBA, under which the NBA contributed certain intangible assets such as all of the NBA know-how related to the creation, development, distribution, marketing and deployment, over the Internet and broadband networks, of products using sports and entertainment content; a database of customer profiles of NBA fans; the right to use certain NBA personnel and a non-exclusive license to the NBA trademark. In exchange for the contribution of these assets, Convera issued 4,746,221 shares of Class A common stock, representing 10% of the total outstanding stock of the Company on that date.

On September 20, 2001, the Company announced that it had terminated its agreement with the NBA to provide interactive content services. On October 3, 2001, the Company announced a restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, RetrievalWare and Screening Room. The Company also announced that it was eliminating operations supporting the development of the Company's digital content security technology and interactive services offerings and closing offices in Hillsboro, Oregon and Lafayette, Colorado.

Following the termination of the NBA contract and the Company's change in focus, the Company evaluated the recoverability of the intangible and other long-lived assets including goodwill associated with the Combination and associated with the NBA agreement. The intangible assets acquired in the Combination, including developed technology, customer contracts and assembled workforce, were primarily related to the interactive media services offerings. As a result of the evaluation, the Company recorded a charge of $754.4 million in the third quarter of fiscal year 2002 for reduction of goodwill and other long-lived assets.

On December 5, 2001, the Company reported that it purchased the 4,746,221 shares of Convera common stock owned by the NBA for $11 million in a privately negotiated transaction. On January 7, 2002, the Company reported that it purchased 2,792,962 shares of Convera's voting Class A common stock and 12,207,038 shares of Convera's non-voting Class B common stock from Intel for a total of $43 million in a privately negotiated transaction. The Company also reported a simultaneous transaction between Allen Holding Inc. and Intel Corporation, whereby Allen Holding Inc. purchased the remaining 12,156,422 shares of Convera Class A common stock owned by Intel, resulting in Allen Holding Inc. beneficially owning 55.2% of the outstanding shares of Convera Class A common stock. As a result of these transactions, Intel and the NBA hold no ownership interest in Convera as of January 31, 2002.

All references in this Form 10-K to financial results for the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

Critical Accounting Policies

Convera's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For a comprehensive discussion of the Company's accounting policies, see Note 2 in the accompanying consolidated financial statements included in this Form 10-K. Convera does not have any material ownership interest in any entities that are not wholly-owned and consolidated subsidiaries of the Company. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases those estimates, including those related to bad debts, goodwill and other intangible assets, restructuring costs, income taxes and litigation, on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Convera  believes  the  following   accounting  policies  are  critical  to  the
understanding of the Company's financial condition and results of operations.

Revenue Recognition

Convera's recognition of revenues requires judgment, particularly in the areas of collectibility and whether the fee is fixed and determinable at the time the sales are made. The Company bases its judgment on a variety of factors including the payment and other terms of the individual customer contracts, credit history of the customer, prior dealings with specific customers, and certain other factors. If the Company determines that the price under the contract is fixed and determinable, and that collectibility is assured, then the Company recognized revenue related to the software license at the time of sale. To the extent the Company determines that the price of a sales agreement is not fixed, the Company delays revenue recognition until payments under the contract become due. Alternatively, to the extent the Company determines that the collection of payments under the contracts is not assured, the Company delays revenue recognition until the payments under the contract are received. The revenue associated with other elements of the contract are deferred and recognized as those elements are delivered. Thus the assessment as to whether the fee is fixed and determinable at the time of sale and that the fees are collectible is critical in determining the extent the revenue recognized in a given period.

Customization work is sometimes required to ensure that the Company's software functionality meets the requirements of its customers. In those instances where the Company's revenues are generated from fixed price contracts related to this customization work, then revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These estimates regarding costs underlie the Company's determinations as to overall contract profitability and the timing of revenue recognition. If the Company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized.

Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company's operating results to vary significantly from quarter to quarter.

Provision for Doubtful Accounts

Convera maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of individual accounts receivable balances, including the credit worthiness of each customer and the period in which customers' financial condition deteriorate and they are no longer able to pay the balances owed to Convera.

To the extent Convera does not recognize deterioration in its customers' financial condition in the period it occurs, or to the extent Convera underestimates its customers' ability to pay, the amount of bad debt expense recognized in a given reporting resulting will be impacted.

Goodwill and Other Intangible Assets

Convera's acquisitions of other companies typically result in the acquisition of certain intangible assets and goodwill. These assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of Convera's individual operations or negative trends in the Convera customer's industry or in the general economy, which impact Convera. To the extent Convera's intangible assets or goodwill are determined to be impaired, then these balances are written down to their estimated fair value on the date of the impairment. Determining when an impairment has occurred involves a significant amount of judgment. Management bases its judgment on a number of factors including viability of the businesses acquired, their integration into Convera's operations, the market in which those businesses operate and their projected future results, cash flows projections, and numerous other factors. The results reported in any given period are impacted by management's determination as to when an impairment has occurred. During the year ended January 31, 2002 Convera determined that the goodwill and certain intangible assets recorded by the Company in the prior year were impaired and Convera recorded a charge of $754 million related to that impairment.

Deferred Taxes

Convera records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets is principally dependent upon the achievement of projected future taxable income. If the estimates and related assumptions change in the future, the Company may be required to adjust its valuation against its deferred tax assets, resulting in a benefit or a charge to income in the period such determination is made. As of January 31, 2002, the Company has recorded a full valuation allowance against the net deferred tax asset.

Results of Operations

For the fiscal year ended January 31, 2002, total revenues were $34.2 million, a decline of 34% over total revenues of $51.5 million in fiscal year 2001. The net loss for fiscal year 2002 was $910.5 million, or $20.08 per common share, compared to a net loss of $22.8 million, or $1.22 per common share in the prior year. For the fiscal year ended January 31, 2001, total revenues increased 36% over total revenues of $37.9 million in fiscal year 2000. The net loss for fiscal year 2000 was $0.3 million, or $.02 per common share.

The Company uses EBITDA (earnings before interest, taxes, depreciation, amortization and certain other charges) as an additional measure of performance. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to net loss or as an indicator of Convera's operating performance. The Company believes that EBITDA is widely used by analysts, investors and other interested parties as a financial measure. EBITDA is not necessarily comparable with similarly titled measures for other companies.

For the fiscal year ended January 31, 2002, on an EBITDA basis and excluding other charges of approximately $762.5 million (see below), the loss was $45.3 million, or $1.00 per common share, compared to an EBITDA loss of $4.0 million, or $0.21 per common share in fiscal year 2001. For fiscal year 2000, EBITDA was a positive $3.4 million, or $0.24 per common share.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, and EBITDA for each of the three fiscal years in the period ended January 31, 2002 (dollars in thousands).


------------------------------ --------------------------------------------------------------------------------------------------
                                                                                                         Increase      Increase
                                                                                                        (Decrease)    (Decrease)
                                                                                                           from          from
                                               Components of Revenue and Expenses                        2001 to       2000 to
                                                                                                           2002          2001
                                                 Fiscal years ended January 31,
                                       2002                    2001                     2000
Revenues:                          $          %            $          %             $         %            %             %
                               ----------- --------    ----------- --------     ----------- -------     ---------     ---------
    Software                     $26,740       78%       $37,299       72%        $32,649      86%         (28)%          14%
    Maintenance                    6,509       19%         6,621       13%          5,285      14%          (2)%          25%
                               ----------- --------    ----------- --------     ----------- -------     ---------     ---------
 License-related                  33,249       97%        43,920       85%         37,934     100%         (24)%          16%

 Services                            979        3%         7,602       15%             --      --          (87)%          --
                               ----------- --------    ----------- --------     ----------- -------     ---------     ---------
      Total revenues             $34,228      100%       $51,522      100%        $37,934     100%          34%           36%
                               ----------- --------    ----------- --------     ----------- -------     ---------     ---------

Expenses:
   Cost of license-related
      revenues                   $15,422       45%        $9,762       19%         $6,867      18%          58%           42%
    Cost of services revenue       3,960       12%         7,846       15%             --      --          (50)%          --
    Sales & marketing             32,473       95%        22,345       44%         16,210      43%          45%           38%
   Research and product
      development                 23,774       69%        12,968       25%          9,456      25%          83%           37%
   General and administrative     10,214       30%         6,279       12%          5,402      14%          63%           16%
   Amortization of goodwill
      and other intangible
      assets                      98,304      287%        15,672       30%            118      --          527%        13181%
   Incentive bonus payments
      due to employees             6,681       20%            --       --              --      --           --            --
   Restructuring charges           8,128       24%            --       --              --      --           --            --
   Reduction in goodwill and
      other long-lived assets    754,424     2204%            --       --              --      --           --            --
   Acquired in-process
      research and
      development                     --       --            800        2%             --      --           --            --
                               ----------- --------    ----------- --------     ----------- -------     ---------     ---------
      Total expenses            $953,380     2729%       $75,672      147%        $38,053     100%        1134%           53%
                               ----------- --------    ----------- --------     ----------- -------     ---------     ---------
Operating loss                 $(919,152)               $(24,150)                   $(119)                  N/A           N/A

Other income (expense), net        4,191                   1,368                     (221)
                               -----------             -----------              -----------
Net loss before income taxes   $(914,961)               $(22,782)                   $(340)

Income tax benefit                 4,452                      --                       --
                               -----------             -----------              -----------

Net loss                       $(910,509)               $(22,782)                   $(340)
                               ===========             ===========              ===========


------------------------------ --------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------
                                             Fiscal years ended January 31,
                                  2002                    2001                     2000
                               -----------             -----------              -----------

EBITDA:
Net loss                       $(910,509)               $(22,782)                   $(340)
Income tax benefit                (4,452)                      -                        -
Other income, net                 (4,191)                 (1,368)                     221
Depreciation                       2,294                   1,329                    1,323
Restructuring charge               8,128                       -                        -
Incentive bonus payments due
  to employees                     6,681                       -                        -
Amortization of goodwill and
  other intangible assets         98,304                  15,672                      118
Amortization of other assets       4,005                   2,327                    2,105
Acquired in-process research
  and development                      -                     800                        -
Reduction in goodwill and
  other long-lived
  intangible assets              754,424                       -                        -
                               -----------             -----------              -----------
EBITDA (loss)                   $(45,316)                $(4,022)                  $3,427
                               ===========             ===========              ===========
---------------------------------------------------------------------------------------------

Revenues

Software revenues, which include amounts generated through software licensing and implementation services, decreased 28% to $26.7 million in fiscal year 2002 from $37.3 million in fiscal year 2001 and increased 14% in fiscal year 2001 from $32.6 million in fiscal year 2000. The decrease in software revenues for fiscal year 2002 was due to the general downturn in the economy, which caused certain of the Company's prospects to reevaluate and cancel or defer their spending on information management infrastructure initiatives. The increase in software revenues in fiscal year 2001 was primarily attributable to increased sales of the Company's software products to larger corporations and government organizations building intranets, sales to online service providers and e-commerce businesses and sales to the original equipment manufacturer ("OEM") market.

During the year ended January 31, 2000, the Company recognized approximately $4.3 million from an OEM agreement with NCR, which provided NCR with the rights to integrate the Company's products in the NCR TOR solution. Under this arrangement, NCR also had the right to resell the Company's full product line. NCR will pay the Company royalties when they resell the Company's products to end-users. No value was assigned to the reseller arrangement since NCR was not obligated to resell the Company's products. Thus, all of the consideration received in connection with this contract was assigned to the integration services. Revenues derived from the NCR agreement were approximately $1.2 million for the year ended January 31, 2001 and $0.4 million for the year ended January 31, 2002. The Company also generated approximately $2.8 million in fiscal year 2000 from an OEM arrangement with StorageTek.

Maintenance revenues were $6.5 million in fiscal year 2002, compared to $6.6 million in fiscal year 2001 and $5.3 million in fiscal year 2000. The slight decrease in maintenance revenues in fiscal year 2002 is attributable to the decline in license revenues this fiscal year as well as the conclusion, at the end of the second quarter this year, of a specific long term maintenance agreement that had yielded approximately $0.1 million in quarterly maintenance revenues. The fiscal year 2002 increase in maintenance revenues as a percentage of license related revenues is attributable to an increase in maintenance pricing implemented at the end of fiscal year 2001 and an overall improvement in the pursuit of maintenance renewals for existing customers. The increase in maintenance revenue in fiscal year 2001 was primarily attributable to an increase in the number of RetrievalWare customers generated during fiscal year 2001 and in the fourth quarter of fiscal year 2000.

Revenues from interactive services in fiscal year 2002 were approximately $1.0 million compared to $7.6 million in fiscal year 2001. In the third quarter of fiscal year 2002, the Company announced that it was eliminating operations supporting its interactive services offerings. The services revenue recorded in fiscal year 2001 represented the completion of one of the contracts assigned in the Combination accounted for under the completed contract method of accounting.

Revenues from international operations are provided primarily by software licenses with various European commercial and government customers and a well-established European reseller network. The Company's international sales operation, Convera Technologies International, Ltd. ("CTIL"), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL declined 29% to $9.1 million in fiscal year 2002 from $12.9 million in fiscal year 2001. In fiscal year 2001, revenues grew 40% from $9.2 million in fiscal year 2000.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately 14%, 10% and 12% of total revenues for fiscal years 2002, 2001 and 2000, respectively. No customer accounted for more than 10% of revenues in fiscal year 2002, while one customer accounted for 15% of revenues during fiscal year 2001 and one customer accounted for 12% of revenues in fiscal year 2000.

Cost of Revenues

Cost of license related revenues, which includes cost of software revenues and cost of maintenance revenues, increased 58% to $15.4 million in fiscal year 2002 from $9.8 million in fiscal year 2001. In fiscal year 2001, cost of license related revenues increased 42% from $6.9 million in fiscal year 2000. As a percentage of total revenues, cost of license-related revenues was 45%, 19% and 18% in fiscal years 2002, 2001 and 2000, respectively. Cost of software revenues increased 62% to $13.4 million in fiscal year 2002 from $8.3 million in fiscal year 2001. Fiscal year 2001 cost of software revenues increased 75% from $4.7 million in fiscal year 2000. The increase in cost of software revenues in fiscal year 2002 is primarily attributable to an increase in the amortization of prepaid third-party royalty licensing costs, which have been incurred to add new features and functionality to the Company's products, as well as an increase in the cost of professional services resulting from the increase in the number of employees in the Company's professional services group. The increase in fiscal year 2001 was related primarily to the sales volume increase and greater royalty expense associated with new features included in the Company's products that were derived from other third party software products. Cost of maintenance increased 34% to $2.0 million in fiscal year 2002 from $1.5 million in fiscal year 2001. In fiscal year 2001, cost of maintenance decreased 31% from $2.1 million in fiscal year 2000. As a percentage of maintenance revenues, cost of maintenance was 31%, 22% and 41% in fiscal years 2002, 2001 and 2000, respectively. The increase in cost of maintenance in fiscal year 2002 is attributable to an increase in personnel and related expenses in the customer support organization, while the decrease in cost of maintenance in fiscal year 2001 was due to changes implemented in the fourth quarter of fiscal year 2000 that streamlined the customer support organization, thus reducing overall costs of maintenance.

Cost of services  represents  the personnel  and other direct costs  incurred in connection with performing on the Company's interactive service related contracts. For the year ended January 31, 2002, the cost of services was approximately $4.0 compared to $7.8 million in fiscal year 2001.

Operating Expenses

Sales and marketing expenses increased 45% to $32.5 million in fiscal year 2002 compared to $22.3 million in fiscal year 2001, representing 95% and 43% of total revenues, respectively. In fiscal year 2001, sales and marketing expenses increased 38% from $16.2 million in fiscal year 2000. Sales and marketing expenses were 43% of total revenues in fiscal year 2000. The increase in sales and marketing expenses in fiscal year 2002 was due to growth in sales and marketing personnel and increased spending on marketing programs, as well as an increase in the provision for doubtful accounts. Growth in expenditures for marketing programs and in the number of sales and marketing personnel was responsible for the expense increase in 2001. The number of sales and marketing personnel increased to 133 employees at January 31, 2002 from 107 and 72 employees at January 31, 2001 and January 31, 2000, respectively.

Research and product development costs increased 83% to $23.8 million in fiscal year 2002 from $13.0 million in fiscal year 2001, representing 69% and 25% of revenues, respectively. In fiscal year 2001, research and product development costs increased 37% from $9.5 million in fiscal year 2000. Research and product development costs were 25% of revenues in fiscal year 2000. The increase in fiscal year 2002 is largely due to the addition of a significant number of engineering personnel in connection with the business combination with the IMS division of Intel, as well as the Company's continued investment to enhance the RetrievalWare and Screening Room products. The number of engineering personnel was reduced in the restructuring actions taken in the second and third quarters of fiscal year 2002, resulting in a total of 115 people employed in research and product development activities at January 31, 2002. The fiscal year 2001 expense increase was due to growth in the text and video product engineering staffs and the addition of engineering personnel in connection with the merger with Intel's IMS division. During fiscal year 2002, the Company released RetrievalWare 6.8, RetrievalWare 6.9 and RetrievalWare WebExpress 2.1. RetrievalWare 6.8 and
RetrievalWare WebExpress 2.1 provided enhanced support for Java developers, a new search interface for intranet users, added capabilities for indexing secure content and expanded language plug-ins. Updated dictionaries in RetrievalWare
6.8 enhanced search results by accommodating language changes such as new words and idioms and updated spellings. RetrievalWare 6.8 also offered a new user interface for intranet search users called SmartSearch, a new HTML-based search client that was designed to increase user productivity and reduce the time that knowledge workers spend looking for information. RetrievalWare 6.9 provided user-level and document-level security simultaneously across enterprise groupware and document management systems. Other significant enhancements to RetrievalWare 6.9 included enhanced Microsoft Exchange security, general availability of specialized medical and pharmaceutical search aids and updated platform and third party support. The Company released RetrievalWare 7.0 in March of 2002. This latest version is the first enterprise search product to offer multimedia and cross-lingual search as off-the-shelf product features. Screening Room Version 2.3 was released in April of 2002. Among the new Screening Room features are enriched video ingestion and capture functionality, more flexible video file management capabilities, the ability to more tightly integrate with 3rd party asset and content management products, and enhanced interoperability with RetrievalWare 7.0.

General and administrative expenses increased 63% to $10.2 million in fiscal year 2002 from $6.3 million in fiscal year 2001, representing 30% and 12% of revenues, respectively. In fiscal year 2001, general and administrative expenses increased 16% from $5.4 million in fiscal year 2000, which was 14% of total revenues. The increase in general and administrative expenses in fiscal year 2002 is partially attributable to increased corporate expenses such as legal, insurance and accounting fees. There were also additional general and administrative personnel required to support the Company's operations during fiscal year 2002. The restructuring action taken in the third quarter of fiscal year 2002 reduced the number of general and administrative employees by seven. At January 31, 2002, the number of general and administrative personnel was 38, compared to 39 at January 31, 2001. The increase in general and administrative expense in fiscal year 2001 was due to growth in personnel required to support the Company's expanding operations.

Amortization of goodwill and other intangible assets was approximately $98.3 million for the year ended January 31, 2002 and $15.7 million for the year ended January 31, 2001. The majority of these amounts relate to amortization of goodwill and intangible assets related to the Company's business combination with Intel's IMS division, which was accounted for using the purchase method. The amounts also include amortization of the intangible assets acquired from the NBA pursuant to the contribution agreement. Amortization of goodwill and other intangible assets related to the Combination was stopped effective October 3, 2001, when the Company determined that such assets were impaired and wrote down the remaining unamortized balance to zero (see further explanation below). The amount of amortization recorded for the year ended January 31, 2001 primarily represented amortization associated with the Combination from the December 21, 2000 closing date to the end of the fiscal year. Amortization expense of $118,000 for the year ended January 31, 2000 related to goodwill from an acquisition made in the second quarter of fiscal year 1998.

Incentive bonus payments due to employees were approximately $6.7 million for the year ended January 31, 2002. Specified former Intel employees who became Convera employees and remain employed through September 30, 2002 will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the merger, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. The maximum aggregate amount that Convera could be required to pay, assuming no aggregate gain on the Convera stock options at September 30, 2002, is approximately $1.3 million. The Company is amortizing this amount over the period leading up to September 30, 2002 and, as such, has recorded bonus expense of approximately $1.3 million as of January 31, 2002. Additionally, in May 2001, the Company paid approximately $5.4 million in bonuses to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees' continued employment at Convera, and the Company recorded this bonus in operations.

During the second quarter of fiscal year 2002, the Company implemented a restructuring plan in response to the downturn in the economy and in conjunction with the integration of the IMS division's operations following the Combination with Intel. This restructuring resulted in a reduction of Convera's total workforce by 22 employees, including 17 individuals from the Company's engineering group and five individuals from the business development group. As part of this restructuring, the Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors and reduced the amount of space to be used in certain of the Company's leased facilities.

On October 3, 2001, the Company announced an additional restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, RetrievalWare and Screening Room. The Company also announced that it was eliminating operations supporting the development of the Company's digital content security technology and interactive services offerings and closing offices in Hillsboro, Oregon and Lafayette, Colorado. As a result of this restructuring, Convera's total workforce was reduced by an additional 66 employees, including 44 employees of the engineering group, 13 from the professional services and training groups, seven from the G&A group and two from the marketing group.

As a result of the restructuring plans, the Company recorded restructuring charges in the second and third fiscal quarters of fiscal year 2002 of $2.9 million and $5.2 million, respectively, for a total of $8.1 million in restructuring charges. The restructuring charges include approximately $1.3 million in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1.6 million for employee termination costs and approximately $5.2 million related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado.

The Company paid a total of $2.6 million through January 31, 2002 against the restructuring accruals recorded in the current fiscal year. Included in the restructuring charges were approximately $1.8 million in non-cash charges representing the write-down of facility improvements. As of January 31, 2002, unpaid amounts of $1.6 million and $2.1 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining expenditures relating to employee severance costs will be substantially paid during the first quarter of fiscal year 2003. Amounts related to contractual obligations will be paid within one year. The Company expects to settle charges associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

The Company recorded a charge of $754.4 million in the third quarter of fiscal year 2002 for reduction of goodwill and other long-lived assets. On September 20, 2001, the Company announced that it had terminated its agreement with the NBA to provide interactive content services. The termination of this agreement led to the Company's decision to exit the interactive media services market and focus on its enterprise information infrastructure software products. Following the termination of the NBA contract and the Company's change in focus, the Company evaluated the recoverability of the intangible and other long-lived assets including goodwill associated with the Combination and associated with the NBA agreement. The intangible assets acquired in the Combination, including developed technology, customer contracts and assembled workforce, were primarily related to the interactive media services offerings. The assessment of recoverability was performed pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). Additional guidance related to goodwill impairment was provided by APB 17, "Intangible Assets."

The unamortized balance of intangible assets associated with the NBA agreement was approximately $67.3 million. Having no future economic benefit to the Company, this unamortized balance was written down to zero. As a result of the Company's shift in focus, there were no future cash flows expected to be generated from the intangible assets acquired in the Combination; thus, the unamortized balance of approximately $9.8 million related to these intangible assets was also written down to zero. Since the assets acquired from Intel were never integrated into the Company's overall operations, the goodwill associated with the Combination was evaluated for impairment along with the other intangible assets acquired from Intel. As a result, the unamortized goodwill balance of $675.9 million was written down to zero. In addition, there was an impairment charge of approximately $1.4 million to reflect the fair value of certain computer equipment and furniture to be disposed of in connection with the closing of the facilities described above.

Total expenses for fiscal year 2002 were $953.4 million compared to $75.7 million in fiscal year 2001 and $38.1 million in fiscal year 2000. The change in the net loss per share, from $1.22 in fiscal year 2001 to $20.08 in fiscal year 2002, was largely due to the reduction in goodwill and other long-lived assets charge of $754.4 million and the increase in amortization expense between the two fiscal years. The change in the net loss per share, from $0.02 per common share in fiscal year 2000 to $1.22 per common share in fiscal year 2001, was primarily due to the significant increase in amortization expense in fiscal year 2001.

The total number of employees decreased to 350 at January 31, 2002 from 359 at January 31, 2001. The Company had 208 employees at January 31, 2000.

Other Income, net

Other income increased to $4.2 million for fiscal year 2002, compared to $1.4 million in fiscal year 2001. Other income was $0.2 million in fiscal year 2000. The increase in fiscal years 2002 and 2001 was due to a higher level of invested funds resulting from the Combination.

Income Tax Benefit

The income tax benefit of $4.5 million for the year ended January 31, 2002 represents the reversal of the net deferred tax liability established as of January 31, 2001, primarily as a result of the Combination with Intel and the NBA contract. The Company has net deferred tax assets of $53,407 as of January 31, 2002. Given the Company's inability to predict sufficient taxable income to realize the benefits of its net deferred tax asset as of January 31, 2002, the Company provided a full valuation allowance against such deferred tax asset.


Liquidity and Capital Resources

The Company's combined balance of cash, cash equivalents and short-term investments at January 31, 2002 as compared to January 31, 2001 is summarized below (in thousands).


                                      January 31,         January 31,             Change
                                         2002                 2001
                                     --------------      ---------------      ----------------
              Cash and cash
               equivalents           $      17,628       $       37,061       $      (19,433)
              Investments                   40,087              119,083              (78,996)
                                     --------------      ---------------      ----------------
                  Total              $      57,715       $      156,144       $      (98,429)
                                     ==============      ===============      ================


As of January 31, 2002, the Company's balances of cash, cash equivalents and short-term investments were $57.7 million. The Company believes that its current balance of cash, cash equivalents and its funds generated from operations, if any, will be sufficient to fund the Company's current projected cash needs for the foreseeable future. Prior to fiscal year 2001, the Company had primarily used cash provided by sales of its common stock to finance its operations. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:


                                                        Payments Due By Period (in thousands)
                                                                                                         2007 and
Contractual Obligations                Total         2003         2004         2005          2006         Beyond
                                       -----         ----         ----         ----          ----         ------
Operating leases                      11,859        3,530        3,132        2,717         1,564            916
Other contractual obligations            450          450            0            0             0              0


The number of days sales outstanding ("DSO") increased to 97 days at January 31, 2002 from 85 days at January 31, 2001. Management believes that the allowance for doubtful accounts of $2.1 million at January 31, 2002 is adequate.

Operating Activities

In fiscal year 2002, the Company's operating activities used $44.6 million compared to $7.8 million in fiscal year 2001. The fiscal year 2002 net loss of $910.5 million was offset by non-cash charges totaling $861.2 million, consisting primarily of $754.4 million from the reduction of goodwill and other long-lived assets. Non-cash charges also included amortization of $98.3 million; restructuring charges, net of cash paid, of $5.5 million; bad debt expense of $3.4 million and depreciation of $2.3 million. Cash was also provided by a reduction in accounts receivable of $4.3 million and an increase in accounts payable and accrued expenses of $1.9 million. A decrease in deferred revenues together with an increase in prepaid expenses and other used cash of $1.6 million. In fiscal year 2001, the net loss of $22.8 million was offset by non-cash charges of $18.6 million, including $15.7 million of amortization of goodwill and other intangibles, $0.8 million of acquired in-process research and development, $1.3 million of depreciation, and $0.8 million in bad debt expense. Increases in accounts receivable and prepaid expenses used $5.1 million and $1.8 million, respectively, while increases in accounts payable, accrued expenses and deferred revenues together contributed $3.3 million. The Company's operating activities used cash of $3.3 million in fiscal year 2000. The net loss of $0.3 million was offset by non-cash charges of $2.7 million, including $1.4 million in depreciation and amortization, $0.8 million in bad debt expense and $0.5 million for the write-off of the Company's investment in Excalibur Technologies N.V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. Increases in accounts receivable used $8.7 million while increases in accounts payable and accrued expenses provided $0.6 million. Reductions in prepaid expenses and an increase in deferred revenues together provided $2.5 million.

Investing Activities

Cash flows from investing activities provided the Company $71.7 million in fiscal year 2002. Net cash provided from the maturity of U.S. Treasury bills provided cash of $78.7 million, while purchases of equipment and leasehold improvements used cash of $5.6 million. The Company also used cash of $1.4 million for direct acquisition costs in connection with the Combination with Intel. Investing activities contributed $27.5 million in fiscal year 2001. The Company received cash of $150.0 million in connection with the Combination. Shortly after consummation of the Combination, the Company purchased short-term investments, in the form of United States Treasury Bills, totaling approximately $119.0 million. Additionally, costs incurred in relation to the Combination used $2.0 million. Equipment and leasehold improvement purchases used $1.8 million. During fiscal year 2000, investing activities used $1.2 million principally due to the purchase of equipment and leasehold improvements.

Financing Activities

Financing activities used $46.6 million in fiscal year 2002. The repurchase of the Company's common stock from Intel and the NBA used $53.0 million. A capital contribution by Intel in the amount of approximately $5.4 million was used to fund bonus payments to specified former Intel employees that remained employed by Convera as of April 30, 2001. Proceeds from the issuance of stock under the employee stock purchase plan provided cash of $0.9 million during fiscal year 2002. In fiscal year 2001, financing activities provided $6.1 million. Approximately $5.7 million represented proceeds from the issuance of common stock upon the exercise of outstanding stock options, while approximately $0.4 million represented purchases of shares of the Company through its employee stock purchase plan. Financing activities provided approximately $9.4 million in fiscal year 2000. Net proceeds of $4.9 million were provided by a private placement of 500,000 shares of common stock sold at $10.00 per share to unaffiliated accredited investors. Cash of $4.5 million was provided from the exercise of employee stock options and issuances of stock under the employee stock purchase plan.


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

The Company's quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, the Company's period-to-period operating results are significantly dependent upon the timing of the closing of license agreements. In this regard, the purchase of the Company's products can require a significant investment from a potential customer which the customer generally views as a discretionary cost that can be deferred or canceled due to budgetary or other business reasons and can involve long sales cycles of six months or more. Estimating future revenues is also difficult because the Company ships its products soon after an order is received and, as such does not have a significant backlog. Thus, quarterly license fee revenues are heavily dependent upon a limited number of orders for large licenses received and shipped within the same quarter. Moreover, the Company has generally recorded a significant portion of its total quarterly license fee revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

In January 2002, Allen Holding, Inc. purchased the remaining 12,156,422 shares of Convera Class A common stock held by Intel, resulting in Allen Holding, Inc. beneficially owning 55.2% of the outstanding shares of Convera Class A common stock as of January 31, 2002. As a result, Allen Holding Inc. beneficially owns more than 50% of the voting power of Convera, and would therefore be able to control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire Convera and elections of directors. Allen Holding, Inc. may have interests, which are different than the interests of other Convera stockholders.

The Company believes that inflation has not had a material effect on the results of its operations to date.


Other Factors

EURO Conversion

On January 1, 1999, the exchange rates of eleven countries (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal and Luxembourg) were fixed amongst one another and became the currencies of the EURO. The currencies of the eleven countries will remain in circulation until mid-2002. The EURO currency was introduced on January 1, 2002. The EURO conversion has not had a material impact on the Company's operations or financial results.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 27% of total revenues in fiscal year 2002. International sales are made mostly from the Company's foreign subsidiary and are typically denominated in British pounds, French Francs or German Deutsche Marks. As of January 31, 2002, approximately 30%, 3% and 3% of total consolidated accounts receivable were denominated in British pounds, French Francs and German Deutsche Marks, respectively. Additionally, the Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of January 31, 2002, 10% of the Company's cash and cash equivalents balance was included in the Company's foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company's short-term investments consist of U.S. Government treasury bills, with original maturity dates ranging from 3 months to 6 months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company's exposure to fluctuations in interest rates is limited.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2002 and is incorporated in this report by reference.


Item 11.      Executive Compensation

Information regarding executive compensation will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2002 and is incorporated in this report by reference.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2002 and is incorporated in this report by reference.


Item 13.      Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2002 and is incorporated in this report by reference.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of Form 10-K

         1.   Financial Statements:

              The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8 and Part IV, Items 14(a) and 14(d):

              Index to Consolidated Financial Statements Reports of Independent Auditors and Independent Accountants Consolidated Balance Sheets Consolidated Statements of Operations and Other Comprehensive Loss Consolidated Statements of Shareholders' Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements

         2.   Schedules Supporting Financial Statements:

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

              10.11        Form of IP License Contribution Agreement between Intel Corporation and Convera (7)

              10.12        Form of Registration Rights Agreement between Intel Corporation and Convera (7)




              10.13        Contribution Agreement, dated as of September 13, 2000 between Convera and NBA Media Ventures, LLC (1)

              10.14        Form of Registration Rights Agreement between Convera and NBA Media Ventures, LLC (1)

              10.15        Office Lease (1781 Fox Drive, San Jose, California), commencing January 4, 2001 (8)

              10.16        Office Lease (23245 NW Evergreen Parkway, Hillsboro, Oregon) commencing March 1, 2001 (8)

              10.17        Office Lease (1808 Aston Avenue, Carlsbad, Oregon) commencing November 1, 2001

              10.18        Amended & Restated Convera Corporation 1996 Employee Stock Purchase Plan (9)

              21.01        Subsidiaries of Convera

              23.01        Consent of PricewaterhouseCoopers LLP, Independent Accountants

              23.02        Consent of Ernst & Young LLP, Independent Accountants

----------------------

(1)      Incorporated herein by reference to Convera's Form S-4 (Registration No. 333-50172) filed November 17, 2000.
(2)      Incorporated herein by reference to Excalibur's Form 10-K for the year ended January 31, 1991, filed April 22, 1991.
(2)      Incorporated  herein by reference to Excalibur's  Proxy Statement for the 1995 Annual Meeting of  Shareholders,
            dated October 16, 1995.
(3)      Incorporated herein by reference to Excalibur's Form 10-K for the year ended January 31, 1996, filed April 30, 1996.
(4)      Incorporated herein by reference to Excalibur's Form 10-K for the year ended January 31, 1999, filed April 30, 1999.
(6)      Incorporated herein by reference to Excalibur's Form 10-K for the year ended January 31, 2000, filed April 28, 2000.
(7)      Incorporated herein by reference to Excalibur's Form 8-K dated April 30, 2000, filed May 3, 2000.
(8)      Incorporated herein by reference to Convera's Form 10-K for the year ended January 31, 2001.
(9)      Incorporated herein by reference to Convera's definitive Form 14C filed, December 18, 2001.


(b)      Reports on Form 8-K.

The Company filed a Form 8-K for Item 1, Change in Control of the Registrant, on January 7, 2002. The Form 1 reported the purchase by Convera in a privately negotiated transaction of 2,792,962 shares of Convera's voting Class A common stock and 12,207,038 shares of Convera's non-voting Class B common stock from Intel Corporation. The Form 8-K also reported the transaction between Allen Holding Inc. and Intel Corporation, whereby Allen Holding Inc. purchased the remaining 12,156,422 shares of Convera Class A common stock owned by Intel, resulting in Allen Holding Inc. beneficially owning 55.2% of the outstanding shares of Convera Class A common stock.

The Company filed a Form 8-K for Item 5 on December 5, 2001, reporting that Convera purchased 4,746,221 shares of Convera common stock from the National Basketball Association in a privately negotiated transaction.


     Index to Consolidated Financial Statements                                               Page


     Reports of Independent Auditors and Independent Accountants                              F-1, F-2

     Consolidated Balance Sheets                                                              F-3
                  As of January 31, 2002 and 2001

     Consolidated Statements of Operations and Other Comprehensive Loss                       F-4
                  For the fiscal years ended January 31, 2002, 2001 and 2000

     Consolidated Statements of Shareholders' Equity                                          F-5
                  For the fiscal years ended January 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows                                                    F-6
                  For the fiscal years ended January 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements                                               F-7


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Shareholders
Convera Corporation

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Convera
Corporation as of January 31, 2002 and January 31, 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended January 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convera Corporation as of January 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                     /s/ ERNST & YOUNG LLP


McLean, Virginia
March 15, 2002

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Excalibur Technologies Corporation:

In our opinion, the accompanying consolidated statements of operations and other comprehensive loss, shareholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Excalibur Technologies Corporation and its subsidiaries for the year ended January 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/PricewaterhouseCoopers LLP

McLean, Virginia
March 8, 2000

                      CONVERA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         As of January 31,
                                                                               ---------------------------------------
                               ASSETS
                                                                                     2002                    2001
                                                                               ---------------         ---------------
Current Assets:
     Cash and cash equivalents........................................         $      17,628           $      37,061
     Short term investments...........................................                40,087                 119,083
     Accounts receivable, net of allowance for doubtful
          accounts of $2,115 and $1,231, respectively.................                 9,468                  17,392
     Prepaid expenses and other ......................................                 2,715                   4,394
                                                                               ---------------         ---------------
           Total current assets.......................................                69,898                 177,930

Equipment and leasehold improvements, net of accumulated
     depreciation of $10,493 and $8,785, respectively.................                 4,425                   2,635
Other assets..........................................................                 3,754                     436
Goodwill and other intangible assets..................................                    29                 845,444
                                                                               ---------------         ---------------
         Total assets.................................................         $      78,106           $   1,026,445
                                                                               ===============         ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.................................................                 3,054                   3,480
     Accrued expenses.................................................                 7,553                   2,543
     Accrued bonuses..................................................                 2,144                     714
     Restructuring reserve............................................                 1,621                       -
     Deferred revenues................................................                 3,729                   4,650
                                                                               ---------------         ---------------
           Total current liabilities..................................                18,101                  11,387

Restructuring reserve, net of current portion.........................                 2,129                       -
                                                                               ---------------         ---------------
           Total liabilities..........................................                20,230                  11,387

Commitments and Contingencies
Shareholders' Equity:
     Common stock Class A, $0.01 par value, 100,000,000 shares
         authorized; 28,969,334 and 35,327,589 shares issued at
         January 31, 2002 and 2001, respectively; 27,969,334 and
         35,327,589 shares outstanding at January 31, 2002 and
         2001, respectively...........................................                   280                     353
     Common stock Class B, $0.01 par value, 40,000,000 shares
         authorized; 0 and 12,207,038 shares issued and outstanding
         at January 31, 2002 and 2001, respectively...................                     -                     122
     Treasury stock at cost, 1,000,000 shares.........................                (2,310)                      -
     Additional paid-in capital.......................................             1,050,053               1,094,192
     Accumulated deficit .............................................              (989,429)                (78,920)
     Accumulated other comprehensive loss.............................                  (718)                   (689)
                                                                               ---------------         ---------------
         Total shareholders' equity...................................                57,876               1,015,058
                                                                               ---------------         ---------------
         Total liabilities and shareholders' equity...................         $      78,106           $   1,026,445
                                                                               ===============         ===============

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 (in thousands, except share and per share data)

                                                               For the Fiscal Years Ended January 31,
                                                      ---------------------------------------------------------
                                                            2002                2001                2000
                                                      ------------------  -----------------   -----------------
Revenues:
      Software.......................................   $      26,740       $      37,299       $      32,649
      Maintenance....................................           6,509               6,621               5,285
                                                      ------------------  -----------------   -----------------
    License-related..................................          33,249              43,920              37,934
    Services.........................................             979               7,602                   -
                                                      ------------------  -----------------   -----------------
                                                               34,228              51,522              37,934
                                                      ------------------  -----------------   -----------------
Cost of revenues:
      Software ......................................          13,443               8,288               4,724
      Maintenance ...................................           1,979               1,474               2,143
                                                      ------------------  -----------------   -----------------
    License-related .................................          15,422               9,762               6,867
    Services.........................................           3,960               7,846                   -
                                                      ------------------  -----------------   -----------------
                                                               19,382              17,608               6,867
                                                      ------------------  -----------------   -----------------

Gross margin:                                                  14,846              33,914              31,067
                                                      ------------------  -----------------   -----------------

Operating expenses:
    Sales and marketing..............................          32,473              22,345              16,210
    Research and product development.................          23,774              12,968               9,456
    General and administrative.......................          10,214               6,279               5,402
    Amortization of goodwill and other intangible
       assets........................................          98,304              15,672                 118
    Incentive bonus payments due to employees........           6,681                   -                   -
    Restructuring charges............................           8,128                   -                   -
    Reduction in goodwill and other long-lived
       intangible assets.............................         754,424                   -                   -
    Acquired in-process research and development.....               -                 800                   -
                                                      ------------------  -----------------   -----------------
                                                              933,998              58,064              31,186
                                                      ------------------  -----------------   -----------------

Operating loss.......................................        (919,152)            (24,150)               (119)

Other income (expense), net..........................           4,191               1,368                (221)
                                                      ------------------  -----------------   -----------------

Net loss before income taxes.........................        (914,961)            (22,782)               (340)

Income tax benefit...................................           4,452                   -                   -
                                                      ------------------  -----------------   -----------------

Net loss.............................................        (910,509)            (22,782)               (340)

Dividends on preferred stock.........................               -                  10                  14
                                                      ------------------  -----------------   -----------------
Net loss applicable to common shareholders...........   $    (910,509)      $     (22,792)      $        (354)
                                                      ==================  =================   =================

Basic and diluted net loss per common share..........   $      (20.08)      $       (1.22)      $       (0.02)
Weighted-average number of common shares outstanding
    - basic and diluted..............................      45,348,739          18,713,717          14,281,615

Other comprehensive loss:
    Net loss.........................................        (910,509)            (22,782)               (340)
    Foreign currency translation adjustment..........             (29)               (691)                 69
                                                      ------------------  -----------------   -----------------
Comprehensive loss...................................   $    (910,538)      $     (23,473)      $        (271)
                                                      ==================  =================   =================

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                                                               Accumulated
                                                                                                                  Other
                           Preferred Stock       Common Stock        Treasury Stock    Additional                Compre-
                           ---------------       ------------        --------------      Paid-in   Accumulated   hensive
                           Shares  Amount       Shares  Amount     Shares    Amount     Capital      Deficit      (Loss)     Total
                           ------  ------       ------  ------     ------    ------     -------       -------     ------     -----
Balance, January 31, 1999. 27,180  $ 271    13,689,466  $ 137            -  $     -   $   68,631   $ (55,798)  $   (67)   $  13,174
Private placement, net
of issuance costs.........      -      -       500,000      5            -        -        4,653           -         -        4,658
Issuance of common stock
upon exercise of options..      -      -       433,890      4            -        -        4,522           -         -        4,526
Issuance of common stock
for Employee Stock
Purchase Plan.............      -      -        23,096      -            -        -          218           -         -          218
Foreign Currency
Translation adjustment....      -      -             -      -            -        -            -           -        69           69
Net loss..................      -      -             -      -            -        -            -        (340)        -         (340)
                           ------  -----    ----------  -----   ----------  -------   ----------   ----------   -------  -----------
Balance, January 31, 2000. 27,180  $ 271    14,646,452  $ 146            -  $     -   $   78,024   $ (56,138)  $     2   $   22,305
Issuance of common stock
upon exercise of options..      -      -       701,480      7            -        -        5,653           -         -        5,660
Issuance of common stock
for Employee Stock
Purchase Plan.............      -      -        12,252      -            -        -          413           -         -          413
Conversion of Preferred
stock.....................(27,180)  (271)      271,800      3            -        -          268           -         -            -
Issuance of common stock
related to IMS merger.....      -      -    27,156,422    272            -        -      922,806           -         -      923,078
Issuance of common stock
to NBA....................      -      -     4,746,221     47            -        -       74,706           -         -       74,753
Tax benefit related to
stock options.............      -      -             -      -            -        -       12,322           -         -       12,322
Translation adjustment....      -      -             -      -            -        -            -           -      (691)        (691)
Net loss..................      -      -             -      -            -        -            -     (22,782)        -      (22,782)
                           ------  -----    ----------  -----   ----------  -------   ----------   ----------   -------  -----------
Balance, January 31, 2001.      -  $   -    47,534,627  $ 475            -  $     -   $1,094,192   $ (78,920)  $  (689)  $1,015,058
Issuance of common stock
upon exercise of options..      -      -        28,150     -             -        -          232           -         -          232
Issuance of common stock
for Employee Stock
Purchase Plan.............      -      -       152,778      2            -        -          700           -         -          702
Capital contribution
from Intel................      -      -             -      -            -        -        5,422           -         -        5,422
Purchase and retirement of
common stock..............      -      -   (19,746,221)  (197)  (1,000,000)  (2,310)     (50,493)          -         -      (53,000)
Translation adjustment....      -      -             -      -            -        -            -           -       (29)         (29)
Net loss..................      -      -             -      -            -        -            -    (910,509)        -     (910,509)
                           ------  -----    ----------  -----   ----------  -------   ----------   ----------   -------  -----------
Balance, January 31, 2002.      -  $   -    27,969,334  $ 280   (1,000,000) $(2,310)  $1,050,053   $(989,429)  $  (718)  $   57,876
                           ======  =====    ==========  =====   ==========  =======   ==========   ==========  ========  ===========

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             For the Fiscal Years Ended January 31,
                                                                        --------------------------------------------------
                                                                            2002               2001               2000
                                                                        ------------       -------------       -----------
Cash Flows from Operating Activities:
Net loss                                                             $   (910,509)      $     (22,782)      $       (340)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation............................................               2,294               1,329              1,323
     Provision for doubtful accounts.........................               3,420                 828                838
     Amortization of goodwill and other intangibles..........              98,304              15,672                118
     Restructuring charges, net of cash paid.................               1,769                   -                  -
     Acquired in-process research and development............                   -                 800                  -
     Write off of investments................................                 481                   -                471
     Deferred tax benefit....................................              (4,452)                  -                  -
     Reduction of goodwill & other long-lived assets.........             754,424                   -                  -
Changes in operating assets and liabilities,
   net of effects from acquisition:
     Accounts receivable.....................................               4,256              (5,150)            (8,712)
     Prepaid expenses and other..............................                (695)             (1,782)             1,223
     Accounts payable, accrued expenses and accrued bonuses..               3,206               2,475                579
     Restructuring charges...................................               3,750                   -                  -
     Deferred revenues.......................................                (896)                833              1,248
                                                                     --------------      --------------     --------------
     Net cash used in operating activities...................             (44,648)             (7,777)            (3,252)
                                                                     --------------      --------------     --------------

Cash Flows from Investing Activities:
     Purchase of investments.................................            (201,208)           (118,625)              (178)
     Proceeds from maturities of investments.................             279,923                   -                  -
     Purchases of equipment and leasehold improvements.......              (5,647)             (1,792)            (1,008)
     Cash acquired in acquisition of business................                   -             150,000                  -
     Direct acquisition costs................................              (1,416)             (2,047)                 -
                                                                     --------------      --------------     --------------
     Net cash provided by (used in) investing activities.....              71,652              27,536             (1,186)
                                                                     --------------      --------------     --------------

Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock, net.........                 702                 413               4,876
     Repurchase of common stock..............................             (53,000)                  -                  -
     Proceeds from the exercise of stock options.............                 232               5,653               4,520
     Capital contribution from Intel.........................               5,422                   -                  -
                                                                     --------------      --------------     --------------
     Net cash provided by (used in) financing activities.....             (46,644)              6,066               9,396
                                                                     --------------      --------------     --------------

Effect of Exchange Rate Changes on Cash......................                 207                 352                  75
                                                                     --------------      --------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents.........             (19,433)             26,177               5,033

Cash and Cash Equivalents, beginning of year.................              37,061              10,884               5,851
                                                                     --------------      --------------     --------------

Cash and Cash Equivalents, end of year.......................        $     17,628        $      37,061       $     10,884
                                                                     ==============      ===============     ==============

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(1)      THE COMPANY

Operations and Organization

Convera was established through the combination of the former Excalibur Technologies Corporation ("Excalibur") and Intel Corporation's Interactive Media Services division (the "Combination"). The Combination was accounted for using the purchase method of accounting. All references herein to financial results for the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

Convera principally earns revenues from the licensing of its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products through license agreements with value-added resellers, systems integrators, OEMs, and other strategic partners. The Company's technology may also be customized and deployed to commercial businesses.

The Company's operations are subject to certain risks and uncertainties including, but not limited to: the dependence upon the timing of the closing on sales of software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; the effect of general economic
conditions  on  demand  for  the  Company's  products  and  services;   possible
disruption in commercial activities caused by terrorist activity and armed conflict, such as changes in logistics and security arrangements, and the availability of additional capital financing on terms acceptable to the Company.


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

The in-process customer contracts assigned to the Company by the IMS division pursuant to the Combination in December 2000 were accounted for using the completed contract method, and accordingly, revenue was deferred until all remaining costs, obligations and potential risks were insignificant and the contract deliverables were agreed to and accepted by the customer. As Convera completed these contracts, revenue and the related costs, including profit on work performed by Convera subsequent to the acquisition, was recognized. All obligations under the contracts assigned by the IMS division have been completed.

The Company incurs shipping and handling costs, which are recorded in cost of revenues.

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

Advertising

Advertising costs are expensed as incurred. The Company incurred approximately $195, $347 and $3 in advertising costs for the years ended January 31, 2002, 2001 and 2000, respectively.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to account for stock-based compensation either under the provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25.
Net Loss Per Common Share

The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128") for computing and presenting net loss per share information. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common equivalent shares and unexercised stock options as the computation would be anti-dilutive. A reconciliation of the net loss available to common stockholders and the number of shares used in computing basic and diluted net loss per share is in Note 12.

Translation of Foreign Financial Statements

The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period. Foreign currency translation adjustments are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains or losses are recorded in operating expenses and were not significant for the years ended January 31, 2002, 2001 and 2000.

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximates fair value.

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

Valuation Accounts

                                                                        Uncollectible
                                                                          Accounts
                                         Balance at      Charged to     Written Off,
                                        Beginning of     Costs and         Net of        Balance at
                                           Period         Expenses       Recoveries    End of Period
                                        ------------   ------------    ------------    -------------
Year Ended January 31, 2002:
   Deducted from asset accounts:
     Allowance for doubtful accounts    $      1,231   $      3,420    $    (2,536)    $       2,115

Year Ended January 31, 2001:
   Deducted from asset accounts:
     Allowance for doubtful accounts    $        831   $        828    $      (428)    $       1,231

Year Ended January 31, 2000:
   Deducted from asset accounts:
     Allowance for doubtful accounts    $        660   $        838    $      (667)    $         831


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

Short Term Investments

Highly liquid investments with maturities of one year or less are classified as short-term investments. Short-term investments consist primarily of U.S. Government treasury bills and are carried at amortized cost. The Company also has a certificate of deposit for $107, which is pledged to collateralize a letter of credit required for a leased facility.

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes at the tax rates expected to be in effect when the differences reverse. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a full valuation allowance against its net deferred tax assets as of January 31, 2002.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of acquisition cost over the net assets acquired in a business combination accounted for using the purchase method of accounting, was being amortized on a straight-line basis over six years. Other intangible assets, including assembled workforce, developed technology, customer contracts, and other acquired rights were carried at cost less accumulated amortization. Amortization of other intangible assets was being charged to income on a straight-line basis over the periods estimated to benefit, ranging from one to 12 years. Amortization of goodwill and other intangible assets related to the Combination was stopped effective October 3, 2001, when the Company determined that such assets were impaired, and the remaining unamortized balance was written down to zero. See Note 4.

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

Following the termination of the NBA contract and the Company's decision to exit the interactive media services market, the Company evaluated the recoverability of the intangible and other long-lived assets including goodwill associated with the Combination and with the NBA Agreement. As of result of the evaluation, the Company recorded a charge of $754 million in the third quarter of fiscal year 2002. See Note 4.

Reclassifications

Certain amounts presented in the prior years' financial statements have been reclassified to conform with the fiscal year 2002 presentation.

Recent Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will continue to be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In-process research and development will continue to be written off immediately. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event the Company reports goodwill from acquisitions subsequent to June 30, 2001, the goodwill will not be amortized. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2003 and at that time will stop amortizing goodwill resulting from business combinations completed prior to the adoption of SFAS No.
141. After the reduction of goodwill and intangible assets recorded during fiscal year 2002 (see Note 4) related to the combination with Intel's Interactive Media Services Division in December 2000, the remaining goodwill balance as of January 31, 2002 is immaterial. Thus, adoption of these pronouncements is not expected to have a significant impact on the financial position or results of operations of the Company. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company in the first quarter of fiscal year 2003. The Company is reviewing the provisions of SFAS No. 144 and does not anticipate that the adoption will have a material impact on the Company's financial condition or results of operations.

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

The Combination was accounted for using the purchase method of accounting and accordingly, the results of operations of the IMS division have been included in the Company's financial statements from the date of acquisition. The preliminary purchase price for the IMS division was determined to be approximately $925,125, which included approximately $2,047 of transaction and direct acquisition costs less approximately $593 in costs to register and issue the shares. The shares issued to Intel as consideration for the contribution of assets were valued based on the market price when the Combination was originally announced. The purchase price was preliminarily allocated to the assets acquired based on their estimated fair values on the acquisition date as follows:

       Net tangible assets acquired                            $     150,711
       Developed technology                                            9,090
       Assembled workforce                                             4,070
       Customer contracts                                              3,010
       Acquired in-process research and development                      800
       Net deferred tax liabilities                                  (12,322)
       Goodwill                                                      769,766
                                                               ---------------
          Total purchase price                                 $     925,125
                                                               ===============

In connection with the Combination, the Company recorded a charge for acquired in-process research and development ("IPRD") of approximately $800 in the year ended January 31, 2001. The purchased IPRD represented the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at December 21, 2000, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of market size and growth factors, expected industry trends, the anticipated nature and timing of product introduction and the estimated life of the underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after tax cash flows. Projected operating expenses included cost of sales, sales and marketing and general and administrative expenses.

(4)      REDUCTION IN GOODWILL AND OTHER LONG-LIVED ASSETS

The Company recorded a charge of $754 million during fiscal year 2002 for reduction of goodwill and other long-lived assets. On September 20, 2001, the
Company announced that it had terminated its agreement with the National Basketball Association ("NBA") to provide interactive content services. The termination of this agreement was part of the Company's decision to exit the interactive media services market and focus on its enterprise information infrastructure software products. In connection with this shift in focus, on October 4, 2001, the Company closed facilities in Hillsboro, Oregon and Lafayette, Colorado, and all positions supporting the interactive media services offerings and the related content security technology development were eliminated.

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

The unamortized balance of intangible assets associated with the NBA agreement was approximately $67,318. Having no future economic benefit to the Company, this unamortized balance was written down to zero. As a result of the Company's shift in focus, there were no future cash flows expected to be generated from the intangible assets acquired in the Combination; thus, the unamortized balance of approximately $9,764 related to these intangible assets was written down to zero. Since the assets acquired from Intel were never integrated into the Company's overall operations, the goodwill associated with the Combination was evaluated for impairment along with the other intangible assets acquired from Intel. As a result, the unamortized goodwill balance of $675,896 was written down to zero. In addition, there was an impairment charge of approximately $1,446 to reflect the value of certain computer equipment and furniture that was either written down to fair value or disposed of in connection with the closing of the various facilities described above.


(5)      RESTRUCTURINGS

On May 10, 2001, the Company adopted a restructuring plan in response to the downturn in the economy and in conjunction with the integration of the IMS division's operations following the Combination with Intel. This restructuring resulted in a reduction of Convera's total workforce by 22 employees, including 17 individuals from the Company's engineering group and five individuals from the business development group. As part of this restructuring, the Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors and reduced the amount of space to be used in certain of the Company's leased facilities.

On October 3, 2001, the Company announced an additional restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, Convera RetrievalWare and Convera Screening Room. The Company also announced that it was eliminating operations supporting the digital content security and interactive services business units and closing offices in Hillsboro, Oregon and Lafayette, Colorado. As a result of the restructuring in the third quarter of the current year, Convera's total workforce was reduced by an additional 69 employees, including 47 employees from the engineering group, 13 from the professional services and training groups, seven from the G&A group and two from the marketing group.

As a result of the restructuring plans, the Company recorded restructuring charges in the second and third quarters of fiscal year 2002 of $2,933 and $5,195, respectively, for a total of $8,128 in restructuring charges for the year ended January 31, 2002. The restructuring charges include approximately $1,338 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1,590 for employee termination costs and approximately $5,200 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado.

The following table sets forth a summary of the restructuring charges, the payments made against those charges and the remaining restructuring liability as of January 31, 2002:


                                                                                                             Accrued
                                   Second          Third                                                  restructuring
                                   quarter         quarter                                                   costs at
                                restructuring   restructuring                  Non-cash                     January 31,
                                    charge         charge          Total       charges        Payments         2002

Employee severance and other
termination benefits........... $        409   $      1,181   $     1,590   $         -    $    (1,361)   $        229
Estimated costs of facilities
closing........................        2,066          3,134         5,200        (1,769)          (360)          3,071
Contractual obligations........          458            880         1,338             -           (888)            450
                                ------------   ------------   -----------   -----------    ------------   ------------
Total                           $      2,933   $      5,195   $     8,128   $    (1,769)   $    (2,609)   $      3,750
                                ============   ============   ===========   ============   ============   ============


The Company paid a total of $2,609 through January 31, 2002 against the restructuring accruals recorded in the current fiscal year. Non-cash charges represent the write-down of facility improvements included in the estimated costs of facilities closings. As of January 31, 2002, unpaid amounts of $1,621 and $2,129 have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs will be substantially paid during the first quarter of fiscal year 2003. Amounts related to contractual obligations will be paid within one year. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.


(6)      INCENTIVE BONUS PAYMENTS

Specified former Intel employees who became Convera employees and remain employees through September 30, 2002 will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the merger, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. The maximum aggregate amount that Convera could be required to pay, assuming no aggregate gain on the Convera stock options at September 30, 2002, is approximately $1,314. The Company is amortizing this amount over the period leading up to September 30, 2002, and accordingly, recorded bonus expense of approximately $1,259 for the year ended January 31, 2002.

Additionally, on May 16, 2001, the Company paid approximately $5,422 in bonuses to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees' continued employment at Convera, and the Company recorded the majority of this bonus in operations in the first quarter of fiscal year 2002.


(7)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at January 31, 2002 and 2001 consisted of the following:

                                                            2002           2001
                                                            ----           ----
       Computer equipment                              $  11,338      $   9,250
       Office furniture                                    2,934          1,672
       Leasehold improvements                                646            498
                                                      -----------    -----------
                                                          14,918         11,420
       Less accumulated depreciation                     (10,493)        (8,785)
                                                      -----------    -----------
                                                      $    4,425     $    2,635
                                                      ===========    ===========

Assets acquired under capital leases included in equipment above were $28 and $50 at January 31, 2002 and 2001, respectively, and they were fully depreciated as of January 31, 2002. The related accumulated depreciation was $28 and $35 for fiscal years ended January 31, 2002 and 2001, respectively.

Depreciation expense for fiscal years 2002, 2001 and 2000 was $2,294, $1,329 and $1,323 respectively.


(8)      GOODWILL AND OTHER INTANGIBLE ASSETS

Net goodwill and other acquisition-related intangibles at fiscal year ends were as follows:

                                                           2002            2001
                                                           ----            ----
       Goodwill                                      $      576      $  770,342
       Developed technology                                   -          13,160
       Other intangibles                                      -          77,925
                                                     -----------     -----------
                                                            576         861,427
       Less accumulated amortization                       (547)        (15,983)
                                                     -----------     -----------
                                                     $       29      $  845,444
                                                     ===========     ===========

Amortization expense for fiscal years 2002, 2001 and 2000 was $98,304, $15,672 and $118, respectively.


(9)      ACCRUED EXPENSES

Accrued expenses at January 31, 2002 and 2001 consisted of the following:

                                                           2002            2001
                                                           ----            ----
       Accrued payroll                                $   1,474       $   1,302
       Accrued facility costs                             4,007               -
       Accrued consulting fees                              917             608
       Other                                              1,155             633
                                                      ----------      ----------
                                                      $   7,553       $   2,543
                                                      ==========      ==========


(10)     INCOME TAXES

The Components of the benefit from income taxes are as follows:

                                                           For the Fiscal Years Ended January 31,
                                                 -----------------------------------------------------------
                                                        2002                2001                 2000
                                                 ------------------  -------------------  ------------------
  Current tax benefit
     Federal                                          $       -           $       -            $       -
     State                                                    -                   -                    -
                                                      ---------           ---------            ---------
                                                      $       -           $       -            $       -
                                                      ---------           ---------            ---------
  Deferred tax benefit
     Federal                                          $   4,006           $       -            $       -
     State                                                  446                   -                    -
                                                      ---------           ---------            ---------
                                                      $   4,452           $       -            $       -
                                                      ---------           ---------            ---------

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of:


                                                    For the Fiscal Years Ended January 31,
                                      -------------------------------------------------------------------
                                              2002                   2001                   2000
                                      ---------------------  ---------------------  ---------------------
  Federal benefit at statutory rate    $  (320,236)   (35)%   $    (7,974)   (35)%   $      (119)   (35)%
  Effect of:
  State benefits, net of federal            (6,022)    (1)%          (350)    (1)%            (6)    (2)%
  benefits
  Goodwill                                 266,193     21 %         4,876     21 %            41     12 %
  Other                                          -      0 %            43      0 %            34     10 %
  Valuation allowance                       55,613     15 %         3,405     15 %            49     15 %
                                        ----------             ----------             ----------
                                       $    (4,452)     0 %   $         -      0 %   $         -      0 %
                                        ===========            ==========             ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company's net deferred tax assets at January 31, 2002 and 2001 were as follows:


                                                                  2002              2001
                                                              --------------    -------------
        Deferred tax assets:
        Net operating loss carryforwards,
           not yet utilized                                    $  51,658         $  31,282
        Restructuring reserve                                      1,459                 -
        Other                                                      2,926             2,334
                                                               ----------        ---------
        Total deferred tax assets                                 56,043            33,616
        Valuation allowance                                      (55,613)                -
                                                               ----------        ---------
                                                                     430            33,616
                                                               ---------         ---------
        Deferred tax liabilities:
        Acquired intangibles                                           -           (33,201)
        Other                                                       (430)             (415)
                                                               ----------        ----------
        Total deferred tax liabilities                              (430)          (33,616)
                                                               ----------        ----------

        Net deferred tax assets (liabilities)                  $       -         $       -
                                                               ==========        ==========

At January 31, 2002, the Company had net operating loss carryforwards ("NOLs") of approximately $134,600 that expire at various dates through fiscal year 2021. The use of these NOLS may be limited by Section 382 of the Internal Revenue Code as a result of the business combination with Intel. Approximately $2,100 of the NOLs relate to stock option exercises, and $6,700 relate to UK operations. The tax benefit associated with the stock option exercises will be credited to equity when and if realized.

As of January 31, 2001, the Company had deferred tax liabilities resulting from intangible assets generated in the Combination and the NBA contribution agreement. In fiscal year 2002 the Company recorded a reduction in goodwill and other long-lived assets (see Note 4), which eliminated the intangible assets that gave rise to the deferred tax liabilities. As of January 31, 2002, the Company's deferred tax assets, which are primarily related to NOL carryforwards generated by the Company, exceeded the deferred tax liabilities. As the Company has not generated earnings and no assurance can be made of future earnings needed to utilize these NOLs, a valuation allowance in the amount of the net deferred tax asset has been recorded.


(11)     CAPITALIZATION

The authorized capital stock of Convera consists of 100 million shares of Class A voting common stock, par value $0.01 per share, 40 million shares of Class B non-voting common stock, par value $0.01 per share, and five million shares of cumulative convertible preferred stock, par value $0.01 per share.

During the year ended January 31, 2002, the Company announced a stock repurchase program whereby the Company may repurchase up to $10 million of the Company's common stock in the open market, through block trades or in privately negotiated transactions. The timing and amount of any shares repurchased are determined by the Company's management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.

Stock Repurchases

During the fourth quarter of the fiscal year ended January 31, 2002, the Company purchased 4,746,221 shares of Class A common stock from NBA Media Ventures, LLC ("NBA"), representing the entirety of its holdings, for $11 million, or $2.31 per share. The Company also purchased a total of 15,000,000 shares of common stock, consisting of 2,792,962 shares of Class A voting common stock and 12,207,038 shares of Class B non-voting common stock, from Intel Corporation for $42 million, or $2.80 per share. The entirety of the Class B shares and all but 1,000,000 shares of the Class A common stock that was repurchased was retired in the fourth quarter of fiscal year 2002. The 1,000,000 shares of treasury stock are recorded as a $2,310 reduction to shareholders' equity in the Company's consolidated balance sheets.

In January 2002, Allen Holding, Inc. purchased the remaining 12,156,422 shares of Convera Class A common stock held by Intel, resulting in Allen Holding, Inc. beneficially owning 55.2% of the outstanding shares of Convera Class A common stock as of January 31, 2002.


(12)     NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

                                                             For the Fiscal Years Ended January 31,
                                                   -----------------------------------------------------------
                                                         2002                2001                 2000
                                                   -----------------   ------------------   ------------------
Numerator:
Net loss..........................................  $    (910,509)       $     (22,782)      $         (340)
Less: Dividends on preferred stock................              -                   10                   14
                                                   -----------------   ------------------   ------------------
 Net loss applicable to common shareholders.......  $    (910,509)       $     (22,792)      $         (354)
                                                   =================   ==================   ==================

Denominator:
Weighted average number of common shares
outstanding - basic and diluted...................     45,348,739           18,713,717           14,281,615

Basic and diluted net loss per common share.......  $      (20.08)       $       (1.22)      $        (0.02)


The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be antidilutive:


                                                             For the Fiscal Years Ended January 31,
                                                   -----------------------------------------------------------
                                                         2002                2001                 2000
                                                   -----------------   ------------------   ------------------
Convertible preferred stock.......................              -                    -              271,800
Stock options.....................................      1,399,512            4,810,862            1,008,427
                                                   -----------------   ------------------   ------------------
Dilutive potential common stock .....................   1,399,512            4,810,862            1,280,227
                                                   =================   ==================   ==================

(13)     EMPLOYEE BENEFIT PLANS

Stock Options

The Convera 2000 stock option plan was approved by Excalibur shareholders in December 2000 in connection with and as a condition to the Combination. The stock option plan authorizes the granting of stock options and other forms of incentive compensation to purchase up to 11.25 million shares of the Company's Class A common stock in order to attract, retain and reward key employees. In addition, at the closing of the Combination, Convera assumed Excalibur's existing stock option plans. The plans are administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options pursuant to the plans and the terms and option exercise prices of the stock options. Of the total number of shares authorized for stock options, options to purchase 9,484,309 shares are outstanding. The Company has a total of 13,764,443 shares of Class A common stock reserved for the issuance of warrants and options under the plans.

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

During the second quarter of the fiscal year ended January 31, 2002, the Company announced a voluntary stock option exchange program (the Offer) for its employees and directors. Under this program, existing option holders had the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date. The Offer was open until 12:00 AM Eastern Time on July 9, 2001 (the Expiration Date). Any option holder electing to participate in the exchange program was also required to exchange any options granted to him or her during the six months preceding the Expiration Date, and to not receive any additional option grants until the replacement grant date. A total of 7,241,569 options were surrendered for exchange under this program. On January 14, 2002 (the Replacement Grant Date), the Company granted a total of 6,248,247 shares of the replacement options at $4.38 per share. The exercise price of the replacement options was equal to the closing sale price of our common stock on the NASDAQ National Market on the business day preceding the Replacement Grant Date. The exchange program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and did not result in any additional compensation charges or variable plan accounting.

The following table summarizes the Company's activity for all of its stock option awards:

                                                                                          Weighted-Average
                                           Number of Options   Range of Exercise Prices    Exercise Price

         Balance, January 31, 1999                2,561,423         $ 1.04 - 22.50             $  8.14
         Granted                                    675,450           7.88 - 24.00               13.60
         Exercised                                 (433,890)          3.11 - 17.02               10.43
         Canceled                                  (126,028)          4.38 - 19.13                9.36
                                                 -----------        ---------------            -------
         Balance, January 31, 2000                2,676,955           1.04 - 24.00                9.09
                                                 ===========        ===============            =======
         Granted                                  7,809,198          15.69 - 67.19               21.51
         Exercised                                 (702,179)          3.11 - 36.50                8.06
         Canceled                                  (109,554)          4.75 - 60.13               17.95
                                                 -----------        ---------------            -------
         Balance, January 31, 2001                9,674,420         $ 1.04 - 67.19             $ 19.09
                                                 ===========        ===============            =======
         Granted                                  8,711,497           2.34 - 18.81                4.71
         Exercised                                  (28,150)          4.75 - 15.00                8.24
         Canceled                                (8,873,458)          3.80 - 67.19               19.24
                                                 -----------        ---------------            -------
         Balance, January 31, 2002                9,484,309         $ 1.04 - 59.75             $  5.77
                                                 ===========        ===============            =======

Options to purchase 3,622,523, 2,418,198 and 1,716,382 shares of the Company's common stock were vested and exercisable at January 31, 2002, 2001 and 2000, respectively, at weighted-average exercise prices of $6.36, $11.84 and $7.70 per share, respectively.

The following table summarizes additional information about stock options outstanding at January 31, 2002:

                                              Options Outstanding                      Options Exercisable
                                   -------------------------------------------     ----------------------------
                                                   Weighted-
                                                    Average        Weighted-                       Weighted-
                                                   Remaining        Average                         Average
                                     Number of    Contractual      Exercise            Number       Exercise
       Range of Exercise Prices       Options        Life            Price          Exercisable      Price
       ------------------------       -------        ----            -----          -----------      -----

       $   1.04 to  $ 4.07             624,510       9.64 years    $   3.60             15,776     $   2.00
       $   4.14 to  $ 4.38           6,431,981       8.81              4.38          2,038,765         4.38
       $   4.40 to  $ 6.75           1,233,323       5.93              4.99            850,084         4.96
       $   7.00 to  $15.50             606,686       6.34              9.64            473,462         9.71
       $  15.63 to  $59.75             587,809       8.07             21.04            244,436        21.60
                                   -----------    -----------      --------        -----------     --------
                                     9,484,309       8.29 years    $   5.77          3,622,523     $   6.36
                                   ===========    =============    ========        ===========     ========


Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans made in fiscal years 2002, 2001 and 2000 consistent with the method of SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below.

                                                                    2002            2001            2000
                                                                    ----            ----            ----
          Net loss, as reported                                 $  910,509      $   22,782      $      340
          Pro forma compensation expense                            10,327          10,798           3,765
                                                                ----------      ----------      ----------
          Pro forma net loss                                    $  920,836      $   33,580      $    4,105
                                                                ==========      ==========      ==========

          Basic and diluted net loss per common share,
          as reported                                              ($20.08)         ($1.22)         ($0.02)
          Basic and diluted net loss per common share,
          pro forma                                                ($20.31)         ($1.79)         ($0.29)


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

                                                           2002                 2001                 2000
                                                     -----------------    -----------------     ----------------
         Expected volatility                               90%                  80%                   70%
         Risk free interest rates                      4.2% to 4.8%         5.2% to 6.5%         5.0% to 6.3%
         Dividend yield                                    None                 None                 None
         Expected lives                                  5 years              5 years               5 years


The weighted average fair value per share for stock option grants that were awarded in fiscal years 2002, 2001 and 2000 was $3.38, $10.98 and $8.55, respectively.

Employee Stock Purchase Plan

In December 2000, the Excalibur shareholders approved the amendment of the Excalibur 1996 employee stock purchase plan ("ESPP"), now in effect for Convera. The employee stock purchase plan is a non-compensatory plan for all active employees and provides that participating employees may purchase common stock each plan quarter at a purchase price equal to the lesser of 85% of the closing price on the date of purchase or 85% of the closing price on the date of grant. Payment for the shares is made through authorized payroll deductions of up to 10% of eligible annual compensation.

Of the 250,000 shares of Class A common stock that were reserved for issuance thereunder, 152,778, 12,252 and 23,096 shares were purchased by employees in fiscal years 2002, 2001 and 2000, respectively.

During the fourth quarter of the fiscal year ended January 31, 2002, the Convera shareholders approved an amendment to the ESPP authorizing an additional 1,000,000 shares to be reserved for issuance under the plan. These shares are included as treasury stock as of January 31, 2002 and will be released from the treasury as employees purchase the shares through the ESPP.

Employee Savings Plan

The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating eligible employees in the United States may defer up to 100 percent of their pre-tax salary, but not more than statutory limits. The plan was amended in the fiscal year ended January 31, 2001 to allow the Company to match $0.50 on every dollar up to the maximum of 8% of the employee's contribution on total compensation.

For the fiscal years ended January 31, 2002 and 2001, the Company contributed approximately $760 and $221, respectively, to the employee savings plan. No such contribution was made in fiscal year 2000.


(14)     COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations using leased office facilities. The leases terminate at various dates through fiscal year 2008 with options to renew. Certain leases provide for scheduled rent increases and obligate the Company to pay shared portions of the operating expenses such as taxes, maintenance and repair costs. The Company also has operating leases for equipment and its foreign subsidiary has operating leases for automobiles that are included in the figures below. Future minimum rental payments under non-cancelable operating leases as of January 31, 2002 are as follows:


                             Year Ending
                             January 31,
                                 2003                           $  3,530
                                 2004                              3,132
                                 2005                              2,717
                                 2006                              1,564
                                 2007 and beyond                     916
                                                                ---------
                                                                $ 11,859
                                                                =========

Total rental expense under operating leases was approximately $3,604, $2,453 and $1,806 in fiscal years 2002, 2001 and 2000, respectively.

Contingencies

On November 1, 2001, DSMC, Incorporated ("DSMCI") filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCI's trade secrets, engaged in civil conspiracy with the NGT Library, Inc., a subsidiary of the National Geographic Society ("NGTL"), to obtain access to DSMCI's trade secrets, and was unjustly enriched by the Company's alleged access to and use of such trade secrets. In its complaint, DSMCI seeks five million dollars in actual damages and ten million dollars in punitive damages from the Company. DSMCI subsequently amended its complaint to add copyright infringement-related claims. The Company is in the process of investigating the allegations and at this time believes that they are without merit. Accordingly, the Company believes that this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

(15)     SEGMENT REPORTING

The Company has one reportable segment and has restated the corresponding segment information for earlier periods presented.

Operations by Geographic Area

The following table presents information about the Company's operations by geographical area:


                                                                Fiscal Years Ended January 31,
                                                      ----------------------------------------------------
                                                            2002              2001             2000
                                                            ----              ----             ----
      Sales to customers:
         United States                                  $    24,894       $    36,359      $    28,495
         United Kingdom                                       5,738            12,891            4,842
         All Other                                            3,596             2,272            4,597
                                                        -----------       -----------      -----------
                                                        $    34,228       $    51,522      $    37,934
                                                        ===========       ===========      ===========
      Long-lived assets:
         United States                                  $     7,501       $   848,345      $     2,871
         All Other                                              707               170              146
                                                        -----------       -----------      -----------
                                                        $     8,208       $   848,515      $     3,017
                                                        ===========       ===========      ===========


Major Customers

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $4,904, $5,021 and $4,400, respectively, in the fiscal years ended January 31, 2002, 2001 and 2000. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 14%, 10% and 12%, respectively. For the fiscal year ended January 31, 2002, no individual customer accounted for more than 10% of the Company's total revenues. For the fiscal year ended January 31, 2001, one customer accounted for 15% of the Company's total revenues, and for the fiscal year ended January 31, 2000, a different customer accounted for 12% of the Company's total revenues.


(16)     SUBSEQUENT EVENTS

Restructuring

On February 22, 2002, the Company announced that it was aligning its operations around key vertical markets to accelerate its path to profitability. These actions resulted in a reduction of the Company's workforce by 60 employees worldwide. The related restructuring charges are expected to be approximately $1,086, relating to employee severance costs, and will be recorded in the first quarter of fiscal 2003.

Acquisition

In March of 2002, the Company announced the acquisition of 100% of the outstanding share capital of Semantix Inc., a private Canadian software company specializing in cross-lingual processing and computational linguistics technology, for 900,000 shares of restricted Convera common stock. Semantix became a wholly owned subsidiary of Convera under the name Convera Canada Inc. This acquisition will be accounted for using the purchase method of accounting and the purchase price will be allocated to the fair value of the net assets acquired. The Company is in process of performing that allocation and detailed information related to the Semantix acquisition will be reported in the Company's Form 10-Q for the quarter ended April 30, 2002.

(17)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                               For the Fiscal Years Ended January 31,
                                                         ----------------------------------------------------
                                                               2002              2001              2000
                                                               ----              ----              ----
Supplemental Disclosures of Non-cash Investing and
Financing Activities:
   Retirement of common stock                               $  (50,690)       $       -         $       -
   Issuance of common stock for acquisition of IMS
     assets                                                          -          925,125                 -
   Issuance of Class A common stock in exchange for
     certain contributed NBA assets                                  -           74,753                 -
   Stock options exercised under deferred compensation
     arrangements                                                    -                7                 6
   Preferred stock converted to Class A common stock                 -              271                 -



(18)     SELECTED QUARTERLY INFORMATION (UNAUDITED)


                                            1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
2002:
Revenues.................................   $   6,325       $  10,313      $   8,836      $   8,754
Gross margin.............................         148           4,294          4,246          6,160
Operating loss...........................     (63,036)        (52,518)      (795,619)        (7,977)
Restructuring charges....................           -           2,933          5,195              -
Reduction in goodwill and other
  long-lived intangible assets...........           -               -        754,424              -
Net loss.................................     (58,818)        (50,900)      (793,300)        (7,490)
Net loss applicable to common
  shareholders...........................     (58,818)        (50,900)      (793,300)        (7,490)

Basic and diluted loss per common stock..   $   (1.24)      $   (1.07)     $  (16.64)     $   (0.19)

2001:
Revenues.................................   $   9,384       $  11,373      $  12,304      $  18,461
Gross margin.............................       7,825           9,364          9,555          7,170
Operating loss...........................      (1,763)           (135)          (484)       (21,768)
Net loss.................................      (1,668)             (2)          (375)       (20,737)
Net loss applicable to common
  shareholders...........................      (1,671)             (5)          (378)       (20,738)

Basic and diluted loss per common stock..   $   (0.11)      $   (0.00)     $   (0.02)     $   (0.69)


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

Date:  April 29, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                        Title                                        Date

/s/Patrick C. Condo          President, Chief Executive                         April 25, 2002
-----------------------      Officer, and Director                              --------------
Patrick C. Condo             (Principal Executive Officer)

/s/Christopher M. Mann       Chief Financial Officer                            April 26, 2002
-----------------------      (Principal Financial Officer and                   --------------
Christopher M. Mann          Principal Accounting Officer)

/s/Ronald J. Whittier        Chairman of the Board                              April 24, 2002
-----------------------                                                         --------------
Ronald J. Whittier

/s/Herbert A. Allen          Director                                           April 24, 2002
-----------------------                                                         --------------
Herbert A. Allen

/s/Herbert A. Allen, III     Director                                           April 24, 2002
-----------------------                                                         --------------
Herbert A. Allen, III

/s/Robert A. Burgelman       Director                                           April 29, 2002
-----------------------                                                         --------------
Robert A. Burgelman

/s/Stephen D. Greenberg      Director                                           April 29, 2002
-----------------------                                                         --------------
Stephen D. Greenberg

/s/Eli S. Jacobs             Director                                           April 25, 2002
-----------------------                                                         --------------
Eli S. Jacobs

/s/Donald R. Keough          Director                                           April 24, 2002
-----------------------                                                         --------------
Donald R. Keough

 /s/William S. Reed          Director                                           April 26, 2002
-----------------------                                                         --------------
William S. Reed
