Form 10-Q
period 2002-04-30
CONVERA CORP
filed 2002-06-14
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

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

The number of shares outstanding of the registrant's Class A common stock as of June 7, 2002 was 28,911,976.

                               CONVERA CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2002

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements:                                                            Page
                                                                                                 ----

                Consolidated Balance Sheets
                April 30, 2002 (unaudited) and January 31, 2002.....................................3

                Consolidated Statements of Operations and Comprehensive Loss (unaudited)
                Three months ended April 30, 2002 and 2001..........................................4

                Consolidated Statements of Cash Flows (unaudited)
                Three months ended April 30, 2002 and 2001..........................................5

                Notes to Consolidated Financial Statements..........................................6

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................................................12

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.........................18



                           PART II. OTHER INFORMATION

Items 1. - 6.   ...................................................................................19


Signatures      ...................................................................................20


                      CONVERA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                        April 30, 2002             January 31, 2002
                           ASSETS                                         (Unaudited)
                                                                      --------------------        --------------------
Current Assets:
     Cash and cash equivalents............................             $        23,856             $         17,628
     Short term investments...............................                      25,322                       40,087
     Accounts receivable, net of allowance for doubtful
         accounts of $2,136 and $2,115, respectively......                       7,802                        9,468
     Prepaid expenses and other ..........................                       2,138                        2,715
                                                                      --------------------        --------------------
           Total current assets...........................                      59,118                       69,898

Equipment and leasehold improvements, net of accumulated
     depreciation of $11,219 and $10,493, respectively....                       4,516                        4,425
Other assets..............................................                       3,807                        3,754
Goodwill and other intangible assets......................                       3,574                           29
                                                                      --------------------        --------------------
           Total assets...................................             $        71,015             $         78,106
                                                                      ====================        ====================

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.....................................             $         2,990             $          3,054
     Accrued expenses.....................................                       7,496                        7,553
     Accrued bonuses......................................                       1,954                        2,144
     Restructuring reserve................................                       1,511                        1,621
     Deferred revenues....................................                       3,666                        3,729
                                                                      --------------------        --------------------
           Total current liabilities......................                      17,617                       18,101

Restructuring reserve, net of current portion.............                       1,976                        2,129
                                                                      --------------------        --------------------
           Total liabilities..............................                      19,593                       20,230
                                                                      --------------------        --------------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock Class A, $0.01 par value, 100,000,000
         shares authorized; 29,877,828 and 28,969,334
         shares issued, respectively; 28,877,828 and
         27,969,334 shares outstanding, respectively......                         289                          280
     Treasury stock at cost, 1,000,000 shares.............                      (2,310)                      (2,310)
     Additional paid-in capital...........................                   1,053,461                    1,050,053
     Accumulated deficit..................................                    (999,039)                    (989,429)
     Accumulated other comprehensive loss.................                        (979)                        (718)
                                                                      --------------------        --------------------
         Total shareholders' equity.......................                      51,422                       57,876
                                                                      --------------------        --------------------
         Total liabilities and shareholders' equity                    $        71,015             $         78,106
                                                                      ====================        ====================


                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)
                 (in thousands, except share and per share data)


                                                                           For the Three Months Ended April 30,
                                                                            2002                         2001
                                                                     --------------------        ---------------------
Revenues:
    Software..............................................                       4,573                       4,606
    Maintenance...........................................                       1,720                       1,719
                                                                     --------------------        ---------------------
                                                                                 6,293                       6,325
                                                                     --------------------        ---------------------
Cost of revenues:
    Software..............................................                       2,570                       5,712
    Maintenance...........................................                         503                         465
                                                                     --------------------        ---------------------
                                                                                 3,073                       6,177
                                                                     --------------------        ---------------------
Gross margin:                                                                    3,220                         148
                                                                     --------------------        ---------------------

Operating expenses:
    Sales and marketing...................................                       6,065                       8,830
    Research and product development......................                       3,580                       8,698
    General and administrative............................                       2,537                       2,964
    Restructuring charge..................................                         847                           -
    Incentive bonus payments due to employees.............                        (138)                      6,100
    Amortization of goodwill and other intangible assets..                          40                      36,592
    Acquired in-process research and development..........                         126                           -
                                                                     --------------------        ---------------------
                                                                                13,057                      63,184
                                                                     --------------------        ---------------------

Operating loss............................................                      (9,837)                    (63,036)

Interest income, net......................................                         227                       1,754
                                                                     --------------------        ---------------------

Net loss before income taxes..............................                      (9,610)                    (61,282)

Income tax benefit........................................                           -                       2,464
                                                                     --------------------        ---------------------

Net loss..................................................             $        (9,610)            $       (58,818)
                                                                     ====================        =====================

Basic and diluted net loss per common share...............             $         (0.34)            $         (1.24)
Weighted-average number of common shares outstanding
     - basic and diluted..................................                  28,526,373                  47,568,570

Other comprehensive loss:
    Net loss..............................................                      (9,610)                    (58,818)
    Foreign currency translation adjustment...............                        (261)                         (7)
                                                                     --------------------        ---------------------
Comprehensive loss........................................             $        (9,871)            $       (58,825)
                                                                     ====================        =====================

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                             For the Three Months Ended April 30,
                                                                             2002                        2001
                                                                      --------------------        --------------------
Cash Flows from Operating Activities:
     Net loss................................................          $        (9,610)             $       (58,818)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation......................................                      569                          556
           Provision for doubtful accounts...................                      100                        1,992
           Amortization of goodwill and other intangibles....                       40                       36,592
           In-process research and development...............                      126                            -
           Deferred tax benefit..............................                        -                       (2,464)
     Changes in operating assets and liabilities net of
         effects from acquisition:
           Accounts receivable...............................                      459                       (2,359)
           Prepaid expenses and other assets.................                    1,914                       (1,436)
           Accounts payable, accrued expenses and accrued
                bonuses......................................                   (1,098)                     (16,245)
           Restructuring reserve.............................                     (263)                           -
           Deferred revenues.................................                      (82)                       1,069

                                                                      --------------------        --------------------
     Net cash used in operating activities...................                   (7,845)                      (8,623)
                                                                      --------------------        --------------------

Cash Flows from Investing Activities:
     Proceeds from maturities of investments, net............                   14,789                       20,490
     Purchases of equipment and leasehold improvements.......                     (467)                      (1,535)
     Acquisition of business, net of cash acquired...........                      129                         (520)

                                                                      --------------------        --------------------
     Net cash provided by investing activities...............                   14,451                       18,435
                                                                      --------------------        --------------------

Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock, net.........                        -                          151
     Proceeds from the exercise of stock options.............                        9                          232
                                                                      --------------------        --------------------
     Net cash provided by financing activities...............                        9                          383
                                                                      --------------------        --------------------

Effect of Exchange Rate Changes on Cash......................                     (387)                         149
                                                                      --------------------        --------------------

Net Increase in Cash and Cash Equivalents....................                    6,228                       10,344

Cash and Cash Equivalents, beginning of period...............                   17,628                       37,061
                                                                      --------------------        --------------------

Cash and Cash Equivalents, end of period.....................         $         23,856            $          47,405
                                                                      ====================        ====================

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)     THE COMPANY

Convera Corporation ("Convera" or the "Company") was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation ("Excalibur") and Intel Corporation's ("Intel") Interactive Media Services ("IMS") division (the "Combination"). The Combination was accounted for using the purchase method of accounting.

Convera principally earns revenues from the licensing of its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products through license agreements with value-added resellers, systems integrators, OEMs and other strategic partners. The Company's technology may also be customized and deployed to commercial businesses.

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


(2)      SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of the results for these interim periods. The results of operations for the three-month period ended April 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2003.

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

Principles of consolidation

The consolidated financial statements include the accounts of Convera and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

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

Reclassifications

Certain amounts presented in the prior years' financial statements have been reclassified to conform with the current period presentation.


(3)      RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will continue to be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In-process research and development will continue to be written off immediately. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. Goodwill that arises from acquisitions that occur subsequent to June 30, 2001 will not be amortized. The Company adopted SFAS No. 142 in the current fiscal quarter. As the Company's goodwill balance from business combinations completed prior to the adoption of SFAS No. 141 was immaterial, the adoption of SFAS 142 did not have a material impact on the Company's financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company in the current fiscal quarter. The adoption of the pronouncement did not have a material impact on the Company's financial condition or results of operations.


 (4)     ACQUISITION

On March 7, 2002, the Company acquired 100% of the outstanding capital stock of Semantix Inc., a private Canadian software company specializing in cross-lingual processing and computational linguistics technology, for 900,000 shares of restricted Convera common stock and approximately $24,000 in cash. The acquisition of Semantix is expected to help Convera derive greater revenues through the direct sales of language modules to new and existing customers. In addition, the Semantix acquisition broadens the linguistic capabilities of the Convera RetrievalWare(R) search and retrieval technology, specifically in the areas of cross-lingual search and the continued development of language capabilities to support the needs of specialized vertical markets, such as the government intelligence community. Semantix Inc. became a wholly owned subsidiary of Convera under the name Convera Canada, Inc.

This acquisition has been accounted for using the purchase method of accounting, and the results of operations of Convera Canada, Inc. have been included in the Company's consolidated statement of operations from the date of acquisition. The preliminary purchase price was determined to be approximately $4,403,000, which included liabilities assumed of approximately $748,000 and approximately $224,000 of transaction and direct acquisition costs. The shares issued to Semantix Inc. as consideration were valued based on the average market price of Convera stock from March 5, 2002 through March 11, 2002, or two business days before and after the date the terms of the acquisition were agreed to and announced, which was March 7, 2002. The purchase price was preliminarily allocated to the assets acquired based on their estimated fair values on the acquisition date as follows (in thousands):

       Tangible assets acquired                                $        663
       Developed technology                                           1,346
       Acquired in-process research and development                     126
       Goodwill                                                       2,268
                                                               ------------

          Total purchase price                                 $      4,403
                                                               ============

Developed technology is being amortized on a straight-line basis over five years. To determine the fair market value of the developed technology the Company used the relief from royalty method, which uses the amount of royalty expense the Company would have incurred if the developed technology was licensed in an arms length transaction instead of purchased. The acquired in-process research and development ("IPRD") of $126,000 was expensed immediately since the related technology had not reached technological feasibility as of the date of the acquisition. To determine the value of the IPRD the discounted cash flow method was used which entails a projection of the prospective cash flows to be generated from the sale of the technology over a discrete period of time and discounted at a rate in order to calculate present value. The remainder of the purchase price minus the tangible assets acquired and the intangible assets created was allocated to Goodwill. Goodwill is not being amortized but is being reviewed annually for impairment in accordance with SFAS 142.

(5)      RESTRUCTURINGS

On February 22, 2002, the Company announced that it was aligning its operations around key vertical markets. In connection with this reorganization, the Company reduced its workforce by 61 employees worldwide, including 24 individuals from the engineering group, 16 from the sales group, 13 from the professional services group, six from the marketing group and two from the general and administrative group. As a result, the Company recorded a restructuring charge of approximately $1,027,000 related to employee severance costs. During the current quarter, the Company also reduced the restructuring reserve by approximately $180,000, reflecting the payment of lower than estimated severance amounts related to restructuring actions taken during the fiscal year ended January 31, 2002.

The Company previously adopted restructuring plans in the second and third quarters of fiscal year 2002. As a result of the restructuring plans, the Company recorded approximately $8,128,000 in restructuring charges for the year ended January 31, 2002. The restructuring charges included approximately $1,338,000 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1,590,000 for employee termination costs and approximately $5,200,000 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado. Non-cash charges of $1,769,000 related to the write-down of facility improvements were also recorded in the fiscal year ended January 31, 2002.

The following table sets forth a summary of the restructuring charges, the payments made against those charges and the remaining restructuring liability as of April 30, 2002 (in thousands):


                                                                                                             Accrued
                                                                                                         restructuring
                          FY02           FY 03                                                              costs at
                      restructuring  restructuring                 Non-cash        FY02         FY03        April 30,
                         charges         charge         Total       charges      Payments     Payments        2002
                      -----------    ----------      -----------  ----------   ------------  -----------  ----------
Employee severance
and other
termination benefits  $     1,590    $    1,027      $     2,617  $     (180)  $    (1,361)  $      (919) $      157
Estimated costs of
facilities closing          5,200             -            5,200      (1,769)         (360)         (191)      2,880
Contractual
obligations.......          1,338             -            1,338           -          (888)            -         450
                      -----------    ----------      -----------  ----------   ------------  -----------  ----------
Total                 $     8,128    $    1,027      $     9,155  $   (1,949)  $    (2,609)  $    (1,110) $    3,487
                      ===========    ==========      ===========  ===========  ============  ============ ==========


In the current quarter, the Company paid a total of approximately $1,110,000 against the restructuring accruals. As of April 30, 2002, unpaid amounts of approximately $1,511,000 and $1,976,000 have been classified as current and non-current accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs will be substantially paid during the second quarter of the current fiscal year. Amounts related to contractual obligations will be paid within one year. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.


(6)      SEGMENT REPORTING

The Company has one reportable segment.

Major Customers

In the current quarter, revenues derived from sales to agencies of the U.S. Government were approximately $1,332,000, or 21% of total revenues. In the current quarter, no single customer accounted for 10% or more of the Company's total revenues. During the quarter ended April 30, 2001, revenues derived from one individual customer accounted for 18% of the Company's total revenues.

(7)      INCOME TAXES

The Company's interim effective income tax rate is based on management's best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2003, the Company expects that it will generate additional NOLs for the remainder of the year. As of April 30, 2002, the Company's deferred tax assets exceed its deferred tax liabilities. Given the Company's inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of April 30, 2002.

The income tax benefit of $2,464,000 for the three months ended April 30, 2001 represented the reversal of a portion of the net deferred tax liability established primarily as a result of the Combination and the contract which the Company had with the NBA.


(8)       INCENTIVE BONUS PAYMENTS

Specified former Intel employees who became Convera employees and remain employees through September 30, 2002 will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the Combination, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. The maximum aggregate amount that Convera could be required to pay, assuming no aggregate gain on the Convera stock options at September 30, 2002, is approximately $1,120,000. The Company is amortizing this amount over the period leading up to September 30, 2002. For the three months ended April 30, 2002, the Company reversed approximately $138,000 of incentive bonus expense previously recorded, due to a reduction in the number of former Intel employees remaining with the Company as of April 30, 2002. As of April 30, 2002, the Company has accrued the total bonus due to the former Intel employees of approximately $1,120,000.


 (9)     NET LOSS PER COMMON SHARE

The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128") for computing and presenting net loss per share information. Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common equivalent shares, including unexercised stock options, as their inclusion in the computation would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):


                                                                             For the Three Months Ended April 30,
                                                                             2002                        2001
                                                                      --------------------        --------------------
Numerator:
     Net loss.....................................................     $        (9,610)             $       (58,818)

Denominator:
     Weighted average number of common shares outstanding - basic
     and diluted..................................................          28,526,373                   47,568,570

 Basic and diluted net loss per common share......................     $         (0.34)             $         (1.24)


The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be antidilutive:


                                                                             For the Three Months Ended April 30,
                                                                             2002                        2001
                                                                      --------------------        --------------------
 Stock options....................................................              50,464                      592,421
                                                                      ====================        ====================

 (10)    SUBSEQUENT EVENTS

Restructuring

On May 22, 2002, the Company announced that it was reducing the Company's workforce by approximately 50 employees worldwide in its continued effort to streamline its operations. The related restructuring charges are expected to be approximately $1,100,000, relating to employee severance costs. The Company is in the process of finalizing the financial statement implications of this restructuring and expects to record this amount as a charge in the quarter ending July 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties including, but not limited to: the dependence upon the timing of the closing on sales of software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; the effect of general economic conditions on demand for the Company's products and services; the availability of additional capital financing on terms acceptable to the Company, and possible disruption in commercial activities caused by terrorist activity and armed conflict, such as changes in logistics and security arrangements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.

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


Results of Operations

Total revenues of $6.3 million for the quarter ended April 30, 2002 were essentially flat when compared to the same quarter last year. The net loss for the quarter ended April 30, 2002 was $9.6 million, or $0.34 per common share, compared to a net loss of $58.8 million, or $1.24 per share in the same period last year. The net loss for the first fiscal quarter last year included $42.7 million of amortization and other acquisition related expenses.

The Company uses pro forma net loss as an additional measure of performance. The pro forma net loss excludes what the Company considers to be non-routine charges, such as the restructuring charge that occurred in the first quarter of this year, and amortization and other acquisition related expenses. The pro forma net loss is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to net loss or as an indicator of Convera's operating performance. The pro forma net loss is not necessarily comparable with similarly titled measures for other companies. The Company's pro forma net loss for the quarter ended April 30, 2002 was $8.7 million, or $0.31 per share, compared to $16.1 million, or $0.34 per share for the first quarter last year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended April 30, 2002 and 2001, respectively. (dollars in thousands).

    --------------------------------------------------------------------------------------------------------
                       Components of Revenues and Expenses

                                                    Three Months Ended April 30,                  Increase
                                                 2002                         2001               (Decrease)
    Revenues:                                 $           %               $            %             %
                                        -------------- ---------    --------------- ---------    -----------
      Software                               4,573         73%           4,606          73%            (1)%
      Maintenance                            1,720         27%           1,719          27%             -
                                        -------------- ---------    --------------- ---------    -----------
          Total revenues                    $6,293        100%          $6,325         100%            (1)%
                                        -------------- ---------    --------------- ---------    -----------

    Expenses:
          Cost of software revenues         $2,570         41%          $5,712          90%           (55)%
          Cost of maintenance revenues         503          8%             465           7%             8%
          Sales and marketing                6,065         96%           8,830         140%           (31)%
          Research and product
    development                              3,580         57%           8,698         138%           (59)%
          General and administrative         2,537         40%           2,964          47%           (14)%
          Restructuring charge                 847         13%               -           -            100%
          Incentive bonus payments due
               to employees                   (138)        (2)%          6,100          96%          (102)%
          Amortization of goodwill
    and other
               intangible assets                40          1%          36,592         579%          (100)%
          Acquired in-process research
               & development                   126          2%               -           -            100%
                                        -------------- ---------    --------------- ---------    -----------
          Total expenses                   $16,130        256%         $69,361        1097%           (77)%
                                        -------------- ---------    --------------- ---------    -----------
    Operating loss                         $(9,837)                   $(63,036)
          Interest income, net                 227                       1,754
                                        --------------              ---------------
    Net loss before income taxes           $(9,610)                   $(61,282)
            Income tax benefit                   -                       2,464
                                        --------------              ---------------
    Net loss                               $(9,610)                   $(58,818)
                                        ==============              ===============
    --------------------------------------------------------------------------------------------------------

    --------------------------------------------------------------------------------------------------------
                                               Three Months Ended April 30,
                                            2002                         2001
                                        --------------              ---------------
    Supplemental Information:

    Net loss                               $(9,610)                   $(58,818)
    Restructuring charge                       847                           -
    Incentive bonus payments due to
      employees                               (138)                      6,100
    Amortization of goodwill and
      other intangible assets                   40                      36,592
    Acquired in-process research &
      development                              126                           -
                                        --------------              ---------------
    Pro forma net loss                     $(8,735)                   $(16,126)
                                        ==============              ===============
    Pro forma net loss per share            $(0.31)                     $(0.34)
                                        ==============              ===============


Revenues

Software revenues, which include amounts generated through software licensing and implementation services, were essentially flat at $4.6 million in the current quarter compared to the same quarter last year. Software maintenance and customer support revenues also remained flat in the current quarter compared to the corresponding quarter last year. For each of the quarters ended April 30, 2002 and 2001, maintenance revenues were $1.7 million or 27% of total revenues.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately 21% and 17% of total revenues for the three months ended April 30, 2002 and 2001, respectively. In the current quarter, no single customer accounted for 10% or more of the Company's total revenues. During the quarter ended April 30, 2001, revenues derived from one individual customer accounted for 18% of the Company's total revenues.

Revenues  from  international  operations  are  derived  primarily  by  software licenses with various European commercial and government customers. The Company's international sales operation, Convera Technologies International, Ltd. ("CTIL"), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL increased 60% for the three months ended April 30, 2002 to $1.6 million from $1.0 million in the same quarter last year. This increase in international revenues was offset by a reduction in the commercial North American revenues compared to the same period last year.

Cost of Revenues

Cost of software revenues decreased 55% to $2.6 million in the first quarter of the current year from $5.7 million in the first quarter last year. Cost of software revenues as a percentage of total revenues was 41% in the current quarter compared to 90% in the same quarter last year. The decrease in cost of software revenues is primarily attributable to the reduction in personnel supporting the interactive services initiative that was exited in the third fiscal quarter of last year, as well as a decrease in amortization of prepaid third-party licensing costs.

Cost of maintenance increased 8% to $503,000 in the current quarter from $465,000 in the first quarter last fiscal year. As a percentage of maintenance revenues, cost of maintenance was 29% and 27% in the quarters ended April 30, 2002 and 2001, respectively.

Operating Expenses

Sales and marketing expenses decreased 31% in the quarter ended April 30, 2002 to $6.1 million from $8.8 million in the first quarter last year, representing 96% and 140% of total revenues, respectively. The decrease in sales and marketing expenses was due to a reduction in the amount of bad debt expense recorded compared to the first quarter of last year, as well as to a reduction in sales personnel.

Total research and product development costs decreased 59% to $3.6 million in the current quarter compared to $8.7 million in the same quarter last year. Research and product development costs as a percentage of total revenues were 57% in the current quarter compared to 138% in the first quarter last year. The decrease is largely due to a reduction in engineering personnel and contractors supporting the interactive services initiative exited last fiscal year. During the current quarter, the Company released RetrievalWare 7.0 and Screening Room
2.3. RetrievalWare 7.0 provides the ability to integrate multiple information streams and formats within a single user interface. RetrievalWare 7.0 also provides a higher level of interoperability with enterprise applications using XML and easier integration into the Microsoft .NET environment. Screening Room
2.3 includes a new open system architecture that enables integration with 3rd party asset and content management products. It also provides users with greater flexibility during the video capture process as Screening Room 2.3 users now are given real time access to video asset metadata and they can encode any number of video file formats in any combination of bit rates.

General and administrative expenses decreased 14% in the quarter ended April 30, 2002 to $2.5 million from $3.0 million in the first quarter of last year. The decrease is largely due to a reduction in information technology expenses and personnel-related costs.

During the first quarter of the current fiscal year, the Company announced that it was aligning its operations around key vertical markets. In connection with this reorganization, the Company reduced its workforce by 61 employees worldwide, including 24 individuals from the engineering group, 16 from the sales group, 13 from the professional services group, six from the marketing group and two from the G&A group. As a result, the Company recorded a restructuring charge of $1.0 million related to employee severance costs. During the current quarter, the Company also reduced the existing restructuring reserve by approximately $0.2 million, reflecting the payment of lower than estimated severance amounts related to restructuring actions taken in the second and third quarters of the fiscal year ended January 31, 2002.

The Company paid a total of $1.1 million against the restructuring accruals in the current quarter. As of April 30, 2002, unpaid amounts of $1.5 million and $2.0 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs will be substantially paid during the second quarter of current fiscal year. Amounts related to contractual obligations will be paid within one year. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

For the three months ended April 30, 2002, the Company reversed approximately $0.1 million of incentive bonus expense previously recorded, due to a reduction in the number of former Intel employees remaining with the Company as of April 30, 2002. Specified former Intel employees who became Convera employees and remain employed through September 30, 2002 will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the combination with Intel's IMS division, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. The maximum aggregate amount that Convera could be required to pay, assuming no aggregate gain on the Convera stock options at September 30, 2002, is approximately $1.1 million. The Company has fully accrued this amount as of April 30, 2002. For the quarter ended April 30, 2001, the Company recorded approximately $0.7 million for these incentive bonus payments. Additionally, in May 2001, the Company paid approximately $5.4 million in bonuses to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees' continued employment at Convera, and the Company recorded this bonus in operations.

Amortization of intangible assets was approximately $40,000 for the quarter ended April 30, 2002. This amount represents amortization of developed technology related to the Company's acquisition of Semantix Inc., which was accounted for using the purchase method of accounting. For the three months ended April 30, 2001, amortization of goodwill and other intangible assets was approximately $36.6 million related primarily to the Company's business combination with Intel's IMS division, which was accounted for using the purchase method. These amounts also include amortization of the intangible assets acquired from the NBA pursuant to the contribution agreement between the Company and the NBA.

In connection with the acquisition of Semantix Inc., the Company recorded a charge for acquired in-process research and development of $0.1 million in the current quarter.

Interest Income, net

Interest income decreased to $0.2 million for the first quarter of the current fiscal year, compared to $1.8 million in the first quarter of last year. The decrease in interest income was largely due to a lower level of invested funds.

The income tax benefit of $2.5 million for the three months ended April 30, 2001 represents the reversal of the net deferred tax liability established primarily as a result of the combination with Intel's IMS division and the NBA contract.

Liquidity and Capital Resources

The Company's combined balance of cash, cash equivalents and short-term investments at April 30, 2002 as compared to January 31, 2002 is summarized below (in thousands).


                                       April 30,          January 31,              Change
                                         2002                 2002
                                     --------------      ---------------      -----------------
              Cash and cash
               equivalents           $       23,856      $       17,628       $         6,228
              Investments                    25,322              40,087               (14,765)
                                     -- -----------      --- -----------      --- -------------
                  Total              $       49,178      $       57,715       $        (8,537)
                                     == ===========      === ===========      === =============


During the three months ended April 30, 2002, $7.8 million was used to fund operating activities, compared to $8.6 million used in the same period last year. The net loss of $9.6 million was offset by non-cash charges totaling $0.8 million, including depreciation of $0.6 million, bad debt expense of $0.1 million, amortization of $40,000, and in-process research and development of $0.1 million. Cash was provided by reductions in accounts receivable of $0.5 million and prepaid expenses and other assets of $1.9 million. Decreases in accounts payable, accrued expenses and accrued bonuses and a reduction of deferred revenues reduced cash from operating activities by $1.2 million. The decrease in the restructuring reserve used a net of $0.3 million. Net restructuring charges for the quarter were $0.8 million, less payments of $1.1 million made against the reserve. During the three months ended April 30, 2001, the Company used cash of $8.6 million to fund operating activities. The net loss of $58.8 million was offset by non-cash charges totaling $42.8 million including depreciation and amortization of $37.1 million, bad debt expense of $2.0 million, the accrual of incentive bonus payments due totaling $6.1 million and an income tax benefit of $2.5 million. Increases in deferred revenues, accounts payable and accrued expenses provided $17.3 million while increases in accounts receivable, prepaid expenses and other assets used $3.8 million.

Cash flows from investing activities provided the Company $14.4 million during the first quarter of the current fiscal year. Net cash provided from the maturity of U.S. Treasury Bills provided $14.9 million while purchases of equipment and leasehold improvements used cash of $0.5 million. Cash acquired resulting from the purchase of Semantix Inc. was approximately $0.4 million netted against direct acquisition costs of approximately $0.3 million. For the quarter ended April 30, 2001 the Company's investing activities provided $18.4 million, including $20.5 million from the maturity of U.S. Treasury bills. Purchases of equipment and leasehold improvements used $1.5 million. The Company also used $0.5 million related to direct acquisition costs in connection with the business combination with Intel's IMS division.

Financing activities, specifically the exercise of employee stock options, provided cash of $9,000 for the quarter ended April 30, 2002. For the quarter ended April 30, 2001 financing activities provided cash of $0.4 million, of which $0.2 million was provided by the issuance of stock under the employee stock purchase plan and $0.2 million was provided by the exercise of employee stock options.

At April 30, 2002, the Company's balance of cash, cash equivalents and short-term investments was $49.2 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company's current projected cash needs for the foreseeable future. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:


Contractual Obligations                                 Payments Due By Period (in thousands)
                                                                                                       2008 and
                                       Total        2004         2005         2006          2007         Beyond
                                       -----        ----         ----         ----          ----         ------
Operating leases                      $8,329       $3,132       $2,717       $1,564         $853           $63


The number of days sales outstanding ("DSO") decreased to 105 days at April 30, 2002 from 145 days at April 30, 2001. Management believes that the allowance for doubtful accounts of $2.1 million at April 30, 2002 is adequate.


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

The Company's quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, the Company's period-to-period operating results are significantly dependent upon the timing of the closing of license agreements. In this regard, the purchase of the Company's products can require a significant investment from a potential customer which the customer generally views as a discretionary cost that can be deferred or canceled due to budgetary or other business reasons and can involve long sales cycles of six months or more. Estimating future revenues is also difficult because the Company ships its products soon after an order is received and, as such does not have a significant backlog. Thus, quarterly license fee revenues are heavily dependent upon a limited number of orders for large licenses received and shipped within the same quarter. Moreover, the Company has generally recorded a significant portion of its total quarterly license fee revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels, and such expenses are incurred on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen (collectively "Allen & Company") beneficially owns more than 50% of the voting power of Convera, and would therefore be able to control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire Convera and elections of directors. Allen & Company may have interests, which are different than the interests of other Convera stockholders.

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

Item 2.  Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 25% of total revenues in the first quarter of the current fiscal year. International sales are made mostly from the Company's foreign subsidiary and are typically denominated in British pounds or Euros. As of April 30, 2002, approximately 21% and 8% of total consolidated accounts receivable were denominated in British pounds and EUROS, respectively. Additionally, the Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of April 30, 2002, 10% of the Company's cash and cash equivalents balance was included in the Company's foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company's short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from three to six months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company's exposure to fluctuations in interest rates is limited.

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


Item 3.           Defaults upon Senior Securities                          None.
------


Item 4.           Submission of Matters to Vote of Security Holders        None.
------


Item 5.           Other Information                                        None.
------


Item 6.           Exhibits and Reports on Form 8-K
------

On March 25, 2002, the Company filed a Form 8-K for Item 5, announcing that the Company has scheduled its 2002 Annual Meeting of Stockholders for Tuesday, June 25, 2002. The Form 8-K also reported that the Company expected to mail its proxy materials for the Annual Meeting on or about May 17, 2002.

On March 15, 2002, the Company filed a Form 8-K for Item 5, announcing that the Company acquired Semantix Inc., a private software technology development company specializing in cross-lingual processing and computational linguistics technology, for 900,000 restricted shares of Convera common stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONVERA CORPORATION


June 14, 2002                       By: /s/ Patrick C. Condo
                                    --------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


June 14, 2002                       By: /s/ Christopher M. Mann
                                    -----------------------
                                    Christopher M. Mann
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)