Form 10-Q
period 2002-07-31
CONVERA CORP
filed 2002-09-16
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

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

The number of shares outstanding of the registrant's Class A common stock as of September 6, 2002 was 28,964,204.

                                            CONVERA CORPORATION

                                        QUARTERLY REPORT ON FORM 10-Q
                                    FOR THE QUARTER ENDED JULY 31, 2002

                                             TABLE OF CONTENTS


                                      PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements:                                                            Page
                                                                                                 ----

                Consolidated Balance Sheets
                July 31, 2002 (unaudited) and January 31, 2002......................................3

                Consolidated Statements of Operations and Comprehensive Loss (unaudited)
                Three and six months ended July 31, 2002 and 2001...................................4

                Consolidated Statements of Cash Flows (unaudited)
                Six months ended July 31, 2002 and 2001.............................................5

                Notes to Consolidated Financial Statements..........................................6

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................................................11

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.........................20


                           PART II. OTHER INFORMATION

Items 1. - 6.   ...................................................................................21


Signatures      ...................................................................................22


                      CONVERA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                         July 31, 2002             January 31, 2002
                           ASSETS                                         (Unaudited)
                                                                      --------------------        --------------------
Current Assets:
     Cash and cash equivalents.........................                $        21,262             $         17,628
     Short term investments............................                         20,399                       40,087
     Accounts receivable, net of allowance for doubtful
          accounts of $2,327 and $2,115, respectively..                          6,617                        9,468
     Prepaid expenses and other .......................                          1,974                        2,715
                                                                      --------------------        --------------------
           Total current assets........................                         50,252                       69,898

Equipment and leasehold improvements, net of
   accumulated depreciation of $11,458 and $10,493,
   respectively........................................                          3,767                        4,425
Other assets...........................................                          3,649                        3,754
Goodwill and other intangible assets...................                          3,507                           29
                                                                      --------------------        --------------------
           Total assets................................                $        61,175             $         78,106
                                                                      ====================        ====================

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable..................................                $         2,915             $          3,054
     Accrued expenses..................................                          7,368                        7,553
     Accrued bonuses...................................                          1,750                        2,144
     Restructuring reserve.............................                          1,486                        1,621
     Deferred revenues.................................                          3,032                        3,729
                                                                      --------------------        --------------------
           Total current liabilities...................                         16,551                       18,101

Restructuring reserve, net of current portion..........                          1,789                        2,129
                                                                      --------------------        --------------------
           Total liabilities.............................                       18,340                       20,230
                                                                      --------------------        --------------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock Class A, $0.01 par value, 100,000,000
         shares authorized; 29,880,217 and 28,969,334
         shares issued, respectively; 28,914,292 and
         27,969,334 shares outstanding, respectively...                            289                          280
     Treasury stock at cost, 965,925 and
         1,000,000 shares, respectively................                         (2,231)                      (2,310)
     Additional paid-in capital........................                      1,053,501                    1,050,053
     Accumulated deficit...............................                     (1,008,034)                    (989,429)
     Accumulated other comprehensive loss..............                           (690)                        (718)
                                                                      --------------------        --------------------
         Total shareholders' equity....................                         42,835                       57,876
                                                                      --------------------        --------------------
         Total liabilities and shareholders' equity                    $        61,175             $         78,106
                                                                      ====================        ====================


                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)
                 (in thousands, except share and per share data)


                                                            Three Months Ended                        Six Months Ended
                                                                  July 31,                                 July 31,
                                                        2002                2001                  2002               2001
                                                   ----------------   -----------------      ----------------   ----------------
Revenues:
      Software.................................    $       3,358      $       8,773          $       7,931      $      13,379
      Maintenance..............................            1,678              1,540                  3,398              3,259
                                                   ----------------   -----------------      ----------------   ----------------
                                                           5,036             10,313                 11,329             16,638
                                                   ----------------   -----------------      ----------------   ----------------

Cost of revenues:
      Software.................................    $       2,090      $       5,565          $       4,660      $      11,277
      Maintenance..............................              444                454                    947                919
                                                   ----------------   -----------------      ----------------   ----------------
                                                           2,534              6,019                  5,607             12,196
                                                   ----------------   -----------------      ----------------   ----------------

Gross margin:                                              2,502              4,294                  5,722              4,442
                                                   ----------------   -----------------      ----------------   ----------------

Operating expenses:
    Sales and marketing........................            5,162              8,858                 11,547             17,904
    Research and product development...........            3,003              5,712                  6,263             14,194
    General and administrative.................            2,381              2,245                  4,918              5,209
    Restructuring charges......................            1,043              2,933                  1,890              2,933
    Incentive bonus payments due to employees..                -                464                   (138)             6,564
    Amortization of goodwill and other intangible
      assets...................................               67             36,600                    107             73,192
    Acquired in-process research and development
                                                               -                  -                    126                  -
                                                   ----------------   -----------------      ----------------   ----------------
                                                          11,656             56,812                 24,713            119,996
                                                   ----------------   -----------------      ----------------   ----------------

Operating loss.................................           (9,154)           (52,518)               (18,991)          (115,554)

Other income, net..............................              159                863                    387              2,617
                                                   ----------------   -----------------      ----------------   ----------------

Net loss before income taxes...................           (8,995)           (51,655)               (18,604)          (112,937)

Income tax benefit.............................                -                755                      -              3,219
                                                   ----------------   -----------------      ----------------   ----------------

Net loss.......................................    $      (8,995)     $     (50,900)         $     (18,604)     $    (109,718)
                                                   ================   =================      ================   ================

Basic and diluted net loss per common share....    $       (0.31)     $       (1.07)         $       (0.65)     $       (2.31)
Weighted-average number of common shares
outstanding - basic and diluted................       28,912,832         47,621,048             28,722,805         47,595,244
Other comprehensive loss:
    Net loss...................................    $      (8,995)     $     (50,900)         $     (18,604)     $    (109,718)
     Foreign currency translation adjustment...              289                  3                     28                 (4)
                                                   ----------------   -----------------      ----------------   ----------------
Comprehensive loss.............................    $      (8,706)     $     (50,897)         $     (18,576)     $    (109,722)
                                                   ================   =================      ================   ================


                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                               For the Six Months Ended July 31,
                                                                             2002                        2001
                                                                      --------------------        --------------------
Cash Flows from Operating Activities:
     Net loss.............................................             $       (18,604)             $      (109,718)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation...................................                       1,211                        1,028
           Provision for doubtful accounts................                         200                        2,692
           Amortization of goodwill and other intangibles.                         107                       73,192
           In-process research and development............                         126                            -
           Write-off of investment........................                           -                          481
           Deferred tax benefit...........................                           -                       (3,219)
     Changes in operating assets and liabilities:
           Accounts receivable............................                       1,872                        3,504
           Prepaid expenses and other assets..............                       2,311                       (1,071)
           Accounts payable, accrued expenses and
                  accrued bonuses.........................                      (1,571)                       3,833
           Restructuring reserve..........................                        (231)                       2,094
           Deferred revenues..............................                        (775)                        (724)
                                                                      --------------------        --------------------
     Net cash used in operating activities................                     (15,354)                     (27,908)
                                                                      --------------------        --------------------

Cash Flows from Investing Activities:
     Proceeds from maturities of investments, net.........                      19,705                       19,544
     Purchases of equipment and leasehold improvements....                        (554)                      (2,293)
     Acquisition of business, net of direct acquisition
     costs                                                                         129                         (899)
                                                                      --------------------        --------------------
     Net cash provided by investing activities............                      19,280                       16,352
                                                                      --------------------        --------------------

Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock, net......                         114                          687
     Proceeds from the exercise of stock options..........                          14                            -
     Capital contribution from Intel......................                           -                        5,422
                                                                      --------------------        --------------------
     Net cash provided by financing activities............                         128                        6,109
                                                                      --------------------        --------------------

Effect of Exchange Rate Changes on Cash...................                        (420)                         193
                                                                      --------------------        --------------------

Net Increase (Decrease) in Cash and Cash Equivalents......                       3,634                       (5,254)

Cash and Cash Equivalents, beginning of period............                      17,628                       37,061
                                                                      --------------------        --------------------

Cash and Cash Equivalents, end of period..................            $         21,262            $          31,807
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

The Company's operations are subject to certain risks and uncertainties including, but not limited to: the dependence upon the timing of the closing on sales of software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; the effect of general economic conditions on demand for the Company's products and services; the availability of additional capital financing on terms acceptable to the Company; and possible disruption in commercial activities caused by terrorist activity and armed conflict, such as changes in logistics and security arrangements.


(2)      SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of the results for these interim periods. The results of operations for the six-month period ended July 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2003.

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

Customization work is sometimes required to ensure that the Company's software functionality meets the requirements of its customers. Under these circumstances, the Company's revenues are derived from fixed price contracts and revenue is recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. Estimated losses on such contracts are charged against earnings in the period such losses are identified.

The Company incurs shipping and handling costs which are recorded in cost of revenues.

Reclassifications

Certain amounts presented in the prior period financial statements have been reclassified to conform with the current period presentation.


(3)      RECENT PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for the costs associated with exit or disposal activities be recognized and measured initially at fair value when the liability is incurred rather than the date the Company commits to a disposal plan. SFAS 146 is effective for all exit or disposal activities initiated after December 31, 2002. The principal effect of applying FAS 146 will be on the timing of cost recognition of disposal activities.


(4)      ACQUISITION

On March 7, 2002, the Company acquired 100% of the outstanding capital stock of Semantix Inc., a private Canadian software company specializing in cross-lingual processing and computational linguistics technology, for 900,000 shares of restricted Convera common stock and approximately $24,000 in cash. The acquisition of Semantix is expected to help Convera derive greater revenues through the direct sales of language modules to new and existing customers. In addition, the acquisition broadens the linguistic capabilities of the Convera RetrievalWare(R) search and retrieval technology, specifically in the areas of cross-lingual search and the continued development of language capabilities to support the needs of specialized vertical markets. Semantix Inc. became a wholly owned subsidiary of Convera under the name Convera Canada, Inc.

This acquisition has been accounted for using the purchase method of accounting, and the results of operations of Convera Canada, Inc. have been included in the Company's consolidated statements of operations from the date of acquisition. The preliminary purchase price was determined to be approximately $4,403,000, which included liabilities assumed of approximately $748,000 and approximately $224,000 of transaction and direct acquisition costs. The shares issued to Semantix Inc. as consideration were valued based on the average market price of Convera stock from March 5, 2002 through March 11, 2002, or two business days before and after the date the terms of the acquisition were agreed to and announced, which was March 7, 2002. The purchase price was preliminarily allocated to the assets acquired based on their estimated fair values on the acquisition date as follows (in thousands):

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
                                                               ============

Developed technology is being amortized on a straight-line basis over five years. To determine the fair market value of the developed technology, the Company used the relief from royalty method, which uses the amount of royalty expense the Company would have incurred if the developed technology was licensed in an arms length transaction instead of purchased. The acquired in-process research and development ("IPRD") of $126,000 was expensed immediately since the related technology had not reached technological feasibility as of the date of the acquisition. To determine the value of the IPRD, the discounted cash flow method, which entails a projection of the prospective cash flows to be generated from the sale of the technology over a discrete period of time, discounted at a rate in order to calculate present value, was used. The remainder of the purchase price minus the tangible assets acquired and the intangible assets created was allocated to goodwill. Goodwill is not being amortized but is being reviewed annually for impairment in accordance with SFAS 142.


(5)      RESTRUCTURINGS

On May 22, 2002, the Company announced a reduction in force in the continued effort to streamline operations. As a result of this action, Convera's total workforce was reduced by 42 employees, including 15 from the sales group, seven individuals from the engineering group, seven from the professional services group, seven from the marketing group and six from the general and administrative group. The Company recorded a restructuring charge in the current quarter of approximately $1,043,000 related to employee severance costs. A non-cash reserve adjustment of $245,000 related to the write-down to their net realizable value of capitalized assets no longer in use was also recorded during the current quarter ended July 31, 2002.

During the first quarter of this year, the Company announced that it was aligning its operations around key vertical markets. In connection with this reorganization, the Company reduced its workforce by 61 employees worldwide, including 24 individuals from the engineering group, 16 from the sales group, 13 from the professional services group, six from the marketing group and two from the general and administrative group. Also during the first quarter, the Company reduced the restructuring reserve by approximately $180,000, reflecting the payment of lower than estimated severance amounts related to previous restructuring actions. The Company recorded a restructuring charge in the first quarter of approximately $1,027,000 related to employee severance costs.

The Company previously adopted restructuring plans in the second and third quarters of fiscal year 2002. As a result of the restructuring plans, the Company recorded approximately $8,128,000 in restructuring charges for the year ended January 31, 2002. The restructuring charges included approximately $1,338,000 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1,578,000 for employee termination costs and approximately $5,212,000 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado. The restructuring reserve was also reduced by $1,769,000 related to the write-down of facility improvements to their net realizable value was also recorded in the fiscal year ended January 31, 2002.

The following table sets forth a summary of the restructuring charges, the payments made against those charges and the remaining restructuring liability as of July 31, 2002 (in thousands):


                                                                                                              Accrued
                          FY02           FY03                      Non-cash                                restructuring
                      restructuring  restructuring                  reserve        FY02         FY03         costs at
                         charges        charges         Total     adjustments    Payments     Payments     July 31, 2002
                      -----------    ----------      -----------  ----------   ------------  ------------   ----------
Employee severance
and other
termination benefits  $     1,578    $    2,070      $     3,648  $     (180)  $    (1,362)  $    (1,743)   $      363
Estimated costs of
facilities closing          5,212             -            5,212      (2,014)         (359)         (377)        2,462
Contractual
obligations.......          1,338             -            1,338           -          (888)            -           450
                      -----------    ----------      -----------  ----------   ------------  ------------   ----------
Total                 $     8,128    $    2,070      $    10,198  $   (2,194)  $    (2,609)  $    (2,120)   $    3,275
                      ===========    ==========      ===========  ===========  ============  =============  ==========


The Company paid approximately $1,011,000 and $2,120,000 against the restructuring accruals in the three and six months ended July 31, 2002, respectively. As of July 31, 2002, unpaid amounts of approximately $1,486,000 and $1,789,000 have been classified as current and non-current accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs will be substantially paid during the current fiscal year. Amounts related to contractual obligations will be paid within one year. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.


(6)      SEGMENT REPORTING

The Company has one reportable segment.

Major Customers

For the three and six months ended July 31, 2002, revenues derived from sales to agencies of the U.S. Government were approximately $1,170,000 and $2,502,000, representing 23% and 22% of total revenues, respectively. No single customer accounted for 10% or more of the Company's revenues for the three and six months ended July 31, 2002. Revenues derived from two individual customers each accounted for approximately 13% of the Company's total revenues for the quarter ended July 31, 2001. For the six months ended July 31, 2001, no single customer accounted for 10% or more of the Company's total revenues.


(7)      INCOME TAXES

The Company's interim effective income tax rate is based on management's best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2003, the Company expects that it will generate additional net operating losses ("NOL") for the remainder of the year. As of July 31, 2002, the Company's deferred tax assets exceed its deferred tax liabilities. Given the Company's inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of July 31, 2002.

The income tax benefit of $755,000 and $3,219,000 for the three and six months ended July 31, 2001, respectively, represented the reversal of a portion of the net deferred tax liability established primarily as a result of intangible assets established as a result of the Combination and a contract the Company had with the National Basketball Association.

(8)      NET LOSS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):


                                                           Three Months Ended July 31,           Six Months Ended July 31,
                                                            2002               2001               2002               2001
                                                       ----------------   ---------------    ----------------   ---------------
Numerator:
    Net loss........................................   $       (8,995)    $     (50,900)     $      (18,604)    $    (109,718)

Denominator:
    Weighted average number of common shares
       outstanding - basic and diluted..............       28,912,832        47,621,048          28,722,805        47,595,244

Basic and diluted net loss per common share.........   $        (0.31) $          (1.07)  $           (0.65) $          (2.31)


The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be antidilutive:


                                                           Three Months Ended July 31,           Six Months Ended July 31,
                                                            2002               2001               2002               2001
                                                       ----------------   ---------------    ----------------   ---------------
 Stock options.................................................11,938            10,554              18,932           318,676
                                                       ================   ===============    ================   ===============


(9)      CONTINGENCIES

On November 1, 2001, DSMC, Incorporated ("DSMCI") filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCI's trade secrets, engaged in civil conspiracy with the NGT Library, Inc. ("NGTL"), a subsidiary of the National Geographic Society, to obtain access to DSMCI's trade secrets, and was unjustly enriched by the Company's alleged access to and use of such trade secrets. In its complaint, DSMCI seeks $5.0 million in actual damages and $10.0 million in punitive damages from the Company. DSMCI subsequently amended its complaint to add copyright infringement-related claims. The Company is in the process of investigating the allegations and at this time believes that they are without merit. Accordingly, the Company believes that this matter will not have a material adverse effect on its financial position, operations or cash flows.

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


Results of Operations

Total revenues decreased 51% to $5.0 million in the second quarter of the current fiscal year from $10.3 million in the second quarter last year. The net loss for the quarter ended July 31, 2002 was $9.0 million, or $0.31 per common share, compared to a net loss of $50.9 million, or $1.07 per share in the same period last year. For the six months ended July 31, 2002, total revenues were $11.3 million, a decrease of 32% over total revenues of $16.6 million reported for the corresponding period last year. The net loss for the first half of the current fiscal year was $18.6 million, or $0.65 per common share, compared to a net loss of $109.7 million, or $2.31 per common share in the same period last fiscal year.

The Company uses pro forma net loss as an additional measure of performance. The pro forma net loss excludes what the Company considers to be non-routine charges, such as the restructuring charges that occurred in the current fiscal year, and amortization and other acquisition related expenses. The pro forma net loss is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to net loss or as an indicator of Convera's operating performance. The pro forma net loss is not necessarily comparable with similarly titled measures for other companies. The Company's pro forma net loss for the quarter ended July 31, 2002 was $7.9 million, or $0.27 per share, compared to $10.9 million, or $0.23 per share for the first quarter last year. For the six months ended July 31, 2002, the Company's pro forma net loss was $16.6 million, or $0.58 per share, compared to $27.0 million, or $0.57 per share for the corresponding period last year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and six months ended July 31, 2002 and 2001, respectively. (dollars in thousands).


   --------------------------------------------------------------------------------------------------------
                      Components of Revenues and Expenses

                                                    Three Months Ended July 31,
                                                 2002                         2001                Increase
                                                                                                 (Decrease)
    Revenues:                                 $           %               $            %             %
                                        -------------- ---------    --------------- ---------    -----------
                                            $3,358         67%          $8,773          85%           (62)%
       Software

       Maintenance                           1,678         33%           1,540          15%             9%
                                        -------------- ---------    --------------- ---------    -----------
                                             5,036        100%          10,313         100%           (51)%

    Expenses:

       Cost of software revenues            $2,090         42%          $5,565          54%           (62)%

       Cost of maintenance revenues            444          9%             454           4%            (2)%

       Sales and marketing                   5,162        103%           8,858          86%           (42)%

       Research and product
          development                        3,003         60%           5,712          55%           (47)%

       General and administrative            2,381         47%           2,245          22%             6%

       Restructuring charge                  1,043         21%           2,933          28%           (64)%

       Amortization of goodwill and
          other intangible assets               67          1%          36,600         355%          (100)%

       Incentive bonus payments due
          to employees                           -          0%             464           4%          (100)%
                                        -------------- ---------    --------------- ---------    -----------
          Total expenses                   $14,190        282%         $62,831         609%           (77)%
                                        -------------- ---------    --------------- ---------    -----------
    Operating loss                         $(9,154)                   $(52,518)
           Other income, net                   159                         863
                                        --------------              ---------------
    Net loss before income taxes           $(8,995)                   $(51,655)
            Income tax benefit                   -                         755
                                        --------------              ---------------
    Net loss                               $(8,995)                   $(50,900)
                                        ==============              ===============

    --------------------------------------------------------------------------------------------------------


   --------------------------------------------------------------------------------------------------------
                                               Three Months Ended July 31,
                                            2002                         2001
                                        --------------              ---------------
    Supplemental Information:
    Net loss                               $(8,995)                   $(50,900)
    Restructuring charge                     1,043                       2,933
    Amortization of goodwill and
      other intangible assets                   67                      36,600
    Incentive bonus payments due to
      employees                                  -                         464
    Acquired in-process research and
      development                                -                           -
                                        --------------              ---------------
    Pro forma net loss                     $(7,885)                   $(10,903)
                                        ==============              ===============

    Pro forma net loss per share            $(0.27)                    $(0.23)
                                        ==============              ===============

    --------------------------------------------------------------------------------------------------------


   --------------------------------------------------------------------------------------------------------
                       Components of Revenues and Expenses
                                                     Six Months Ended July 31,
                                                 2002                         2001                Increase
                                                                                                 (Decrease)
    Revenues:                                 $           %               $            %             %
                                        -------------- ---------    --------------- ---------    -----------
                                            $7,931         70%         $13,379          80%           (41)%
       Software

       Maintenance                           3,398         30%           3,259          20%             4%
                                        -------------- ---------    --------------- ---------    -----------
                                            11,329        100%          16,638         100%           (32)%

    Expenses:

       Cost of software revenues            $4,660         41%         $11,277          68%           (59)%

       Cost of maintenance revenues            947          8%             919           6%             3%

       Sales and marketing                  11,547        102%          17,904         108%           (36)%

       Research and product
          development                        6,263         55%          14,194          85%           (56)%

       General and administrative            4,918         43%           5,209          31%            (6)%

       Restructuring charges                 1,890         17%           2,933          18%           (36)%

       Amortization of goodwill and
          other intangible assets              107          1%          73,192         440%          (100)%

       Incentive bonus payments due
          to employees                        (138)        (1)%          6,564          39%          (102)%

       Acquired in-process research
          and development                      126          1%               -           0%           100%
                                        -------------- ---------    --------------- ---------    -----------
          Total expenses                   $30,320        268%        $132,192         795%           (77)%
                                        -------------- ---------    --------------- ---------    -----------
    Operating loss                        $(18,991)                  $(115,554)
           Other income, net                   387                       2,617
                                        --------------              ---------------
    Net loss before income taxes          $(18,604)                  $(112,937)
            Income tax benefit                   -                       3,219
                                        --------------              ---------------
    Net loss                              $(18,604)                  $(109,718)
                                        ==============              ===============

    --------------------------------------------------------------------------------------------------------


   --------------------------------------------------------------------------------------------------------
                                                Six Months Ended July 31,
                                            2002                         2001
                                        --------------              ---------------
    Supplemental Information:
    Net loss                              $(18,604)                  $(109,718)
    Restructuring charges                    1,890                       2,933
    Amortization of goodwill and
      other intangible assets                  107                      73,192
    Incentive bonus payments due to
      employees                               (138)                      6,564
    Acquired in-process research and
      development                              126                           -
                                        --------------              ---------------
    Pro forma net loss                    $(16,619)                   $(27,029)
                                        ==============              ===============

    Pro forma net loss per share            $(0.58)                     $(0.57)
                                        ==============              ===============

    --------------------------------------------------------------------------------------------------------

Revenues

Software revenues, which include amounts generated through software licensing and implementation services, decreased 62% to $3.4 million for the three months ended July 31, 2002 from $8.8 million for the three months ended July 31, 2001. Total software revenues for the six months ended July 31, 2002 were $7.9 million, a decrease of 41% over total software revenues of $13.4 million reported for the corresponding period last year. The decrease in software revenues for both the quarter and the first half of the current fiscal year is primarily attributable to a decline in the Company's North American commercial business, as information technology budgets have been reduced, spending has been deferred and sales cycles have been lengthened in light of the general downturn in the economy.

Software maintenance and customer support revenues increased 9% in the second quarter of the current year to $1.7 million from $1.5 million in the second quarter last year, representing 33% and 15% of total revenues, respectively. For the six months ended July 31, 2002, software maintenance and customer support revenues were $3.4 million compared to $3.3 million in the same period last year, representing 30% and 20% of total revenues respectively. The increase in maintenance revenues is attributable to an overall improvement in the pursuit of maintenance renewals for existing customers.

For the three and six months ended July 31, 2002, revenues derived from sales to agencies of the U.S. Government were approximately $1.2 million and $2.5 million, representing 23% and 22% of total revenues, respectively. No single customer accounted for 10% or more of the Company's revenues for the three and six months ended July 31, 2002. Revenues derived from two individual customers each accounted for approximately 13% of the Company's total revenues, respectively, for the quarter ended July 31, 2001. For the six months ended July 31, 2001, no single customer accounted for 10% or more of the Company's total revenues.

Revenues  from  international  operations  are  derived  primarily  by  software licenses with various European commercial and government customers. The Company's international sales operation, Convera Technologies International, Ltd. ("CTIL"), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL decreased 16% for the three months ended July 31, 2002 to $1.8 million from $2.2 million in the same quarter last year. For the six months ended July 31, 2002, international revenues from CTIL increased 9% to $3.4 million from $3.2 million in the comparable period last year.

Cost of Revenues

Cost of software revenues decreased 62% to $2.1 million in the second quarter of the current year from $5.6 million in the second quarter last year. For the six months ended July 31, 2002, costs of software revenues decreased 59% to $4.7 million from $11.3 million in the first six months of last year. The decrease in cost of software revenues is primarily attributable to the reduction in personnel supporting the interactive services initiative that the Company exited in the third fiscal quarter of last year, as well as a decrease in amortization of prepaid third-party licensing costs. Cost of maintenance decreased 2% to $0.4 million for the three months ended July 31, 2002 from $0.5 million for the three months ended July 31, 2001. For the first six months of the current fiscal year, cost of maintenance of $0.9 million was essentially flat when compared to the first half of last fiscal year.

Operating Expenses

Sales and marketing expenses decreased 42% in the quarter ended July 31, 2002 to $5.2 million from $8.9 million in the second quarter last year, representing 103% and 86% of total revenues, respectively. For the first half of the current fiscal year, sales and marketing expenses decreased 36% to $11.5 million from $17.9 million for the corresponding period last year, representing 102% and 108% of total revenues, respectively. The decrease in sales and marketing expenses was mainly attributable to a reduction in personnel as well as a decrease in commissions, bad debt expense and marketing program expenses.

Total research and product development costs decreased 47% to $3.0 million in the current quarter compared to $5.7 million in the same quarter last year. Research and product development costs as a percentage of total revenues were 60% in the current quarter compared to 55% in the second quarter last year. For the first half of the current fiscal year, research and development expenses decreased 56% to $6.3 million from $14.2 million for the corresponding period last year, representing 55% and 85% of total revenues, respectively. The decrease is largely due to a reduction in engineering personnel and contractors supporting the interactive services initiative exited last fiscal year. During the first half of the current fiscal year, the Company released RetrievalWare
7.0 and Screening Room 2.3. RetrievalWare 7.0 provides the ability to integrate multiple information streams and formats within a single user interface. RetrievalWare 7.0 also provides a higher level of interoperability with enterprise applications using XML and easier integration into the Microsoft .NET environment. Screening Room 2.3 includes a new open system architecture that enables integration with third party asset and content management products. It also provides users with greater flexibility during the video capture process as Screening Room 2.3 users now are given real time access to video asset metadata, and they can encode any number of video file formats in any combination of bit rates.

General and administrative expenses increased 6% to $2.4 million, representing 47% of total revenues in the current quarter ended July 31, 2002 from $2.2 million, or 22% of total revenues in the second quarter of last year. The increase is attributable to increased legal and third-party consulting expenses. For the first half of the current fiscal year, general and administrative expenses decreased 6% to $4.9 million from $5.2 million for the corresponding period last year, representing 43% and 31% of revenues, respectively. The decline in general and administrative expenses is due to a reduction in general and administrative personnel.

Restructuring charges

During the first quarter of the current fiscal year, the Company announced that it was aligning its operations around key vertical markets. In connection with this reorganization, the Company reduced its workforce by 61 employees worldwide, including 24 individuals from the engineering group, 16 from the sales group, 13 from the professional services group, six from the marketing group and two from the general and administrative group. During the quarter ended April 30, 2002, the Company also reduced the existing restructuring reserve by approximately $0.2 million, reflecting the payment of lower than estimated severance amounts related to restructuring actions taken in the second and third quarters of the fiscal year ended January 31, 2002. The Company recorded a restructuring charge of $1.0 million related to employee severance costs.

In the quarter ended July 31, 2002, the Company announced an additional reduction in force in the continued effort to streamline operations. As a result of this action, Convera's total workforce was reduced by an additional 42 employees worldwide, including 15 from the sales group, seven individuals from the engineering group, seven from the professional services group, seven from the marketing group and six from the general and administrative group. The Company recorded a restructuring charge of approximately $1.0 million related to employee severance costs. A non-cash reserve adjustment of $0.2 million related to the write-down of capitalized assets was also recorded during the current quarter ended July 31, 2002.

In the quarter ended July 31, 2001, the Company recorded a charge of $2.9 million related to a restructuring in the Company's business operations in response to the downturn in the economy and in conjunction with the integration of operations following the Combination. The restructuring resulted in the reduction of Convera's total workforce by 22 employees, including 17 individuals from the Company's engineering groups and five individuals from the business development group. As part of this restructuring, the Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors and reduced the amount of space to be used in several of the Company's leased facilities. The restructuring charge included approximately $0.5 million in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $0.4 million for employee termination costs and approximately $2.0 million related to future facility losses for the idle portion of a facility resulting from the restructuring activities.

The Company paid approximately $1.0 million and $2.1 million against the restructuring accruals in the three and six months ended July 31, 2002, respectively. As of July 31, 2002, unpaid amounts of approximately $1.5 million and $1.8 million have been classified as current and non-current accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. The Company expects that remaining cash expenditures relating to employee severance costs will be substantially paid during the current fiscal year. Amounts related to contractual obligations will be paid within one year. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

Amortization of goodwill and other intangible assets

Amortization of intangible assets was approximately $67,000 and $107,000 for the three and six months ended July 31, 2002, respectively. This amount represents amortization of developed technology related to the Company's acquisition of Semantix Inc., which was accounted for using the purchase method of accounting. Amortization of goodwill and other intangible assets was approximately $36.6 million and $73.2 million for the three and six months ended July 31, 2001, respectively. The majority of these amounts relate to amortization of goodwill and intangible assets related to the Combination, which was accounted for using the purchase method. These amounts also include amortization of the intangible assets acquired from the National Basketball Association (the "NBA") pursuant to the contribution agreement between the Company and the NBA.

Incentive bonus payments due to employees

In the first quarter of the current fiscal year, the Company reversed approximately $0.1 million of incentive bonus expense previously recorded, due to a reduction in the number of former Intel employees remaining with the Company as of April 30, 2002. Specified former Intel employees who became Convera employees and remain employed through September 30, 2002 will receive a payment for the excess, if any, of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the Combination, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. For the quarter and six months ended July 31, 2001, the Company recorded approximately $0.5 million and $6.6 million, respectively, for these incentive bonus payments. Included in the $6.6 million incentive bonus payment amount recorded for the six months ended July 31, 2001 is $5.4 million in bonuses paid to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees' continued employment at Convera through April 30, 2001, and accordingly, the Company recorded this bonus in operations.

Acquired in-process research and development

In connection with the acquisition of Semantix Inc., the Company recorded a charge for acquired in-process research and development of $0.1 million in the first quarter of the current fiscal year.

Other Income, net

Other income, net decreased to $0.2 million for the second quarter of the current fiscal year, compared to $0.9 million in the second quarter of last year. For the first half of the current fiscal year, other income, net decreased to $0.4 million from $2.6 million in the first half of last year. The decrease was a result of lower interest income largely due to a lower level of invested funds as well as to lower interest rates in the current fiscal year.

Income tax benefit

The income tax benefit of $0.8 million for the three months ended July 31, 2001 and $3.2 million for the six months ended July 31, 2001 represents the reversal of a portion of the net deferred tax liability established primarily as a result of the Combination and the NBA contract.

Liquidity and Capital Resources

The Company's combined balance of cash, cash equivalents and short-term investments at July 31, 2002 as compared to January 31, 2002 is summarized below (in thousands).


                                       July 31,           January 31,              Change
                                         2002                 2002
                                     --------------      ---------------      -----------------
              Cash and cash
               equivalents           $       21,262      $       17,628       $         3,634
              Investments                    20,399              40,087               (19,688)
                                     --------------      ---------------      -----------------
                  Total              $       41,661      $       57,715       $       (16,054)
                                     ==============      ===============      =================

During the six months ended July 31, 2002, $15.4 million was used to fund operating activities, compared to $27.9 million used in the same period last year. The net loss of $18.6 million was offset by non-cash charges totaling $1.6 million, including depreciation of $1.2 million, bad debt expense of $0.2 million, amortization of $0.1 million and in-process research and development of $0.1 million. Cash was provided by reductions in accounts receivable of $1.9 million and prepaid expenses and other assets of $2.3 million. Decreases in accounts payable, accrued expenses and accrued bonuses and a reduction in deferred revenues reduced cash from operating activities by $2.3 million. The decrease in the restructuring reserve used a net of $0.2 million. During the six months ended July 31, 2001, the Company used cash of $27.9 million to fund operating activities. The net loss of $109.7 million was offset by non-cash charges totaling $74.2 million including depreciation of $1.0 million, amortization of $73.2 million, bad debt expense of $2.7 million, an investment write-off of $0.5 million and an income tax benefit of $3.2 million. A decrease in accounts receivable and an increase in accounts payable, accrued expenses and accrued bonuses provided $7.3 million, while a decrease in deferred revenues and an increase in prepaid expenses and other assets used $1.8 million. The increase in the restructuring reserve provided a net of $2.1 million. Net restructuring charges were $2.9 million offset by payments of $0.8 million made against the reserve.

Cash flows from investing activities provided the Company $19.3 million in the first six months of the current fiscal year. Net cash provided from the maturity of U.S. Treasury Bills provided $19.7 million while purchases of equipment and leasehold improvements used cash of $0.6 million. Cash acquired as a result of the purchase of Semantix Inc. was approximately $0.4 million netted against direct acquisition costs of approximately $0.3 million. For the six months ended July 31, 2001, the Company's investing activities provided $16.4 million, including $19.5 million from the maturity of U.S. Treasury bills. Purchases of equipment and leasehold improvements used $2.3 million. The Company also used $0.9 million related to direct acquisition costs in connection with the Combination.

Financing activities provided cash of $128,000 for the six months ended July 31, 2002, of which $114,000 was provided from the issuance of stock under the employee stock purchase plan, and $14,000 was provided from the exercise of employee stock options. For the six months ended July 31, 2001, financing activities provided cash of $6.1 million. Intel contributed additional capital in the amount of approximately $5.4 million to fund bonus payments to specified former Intel employees that remained employed by Convera as of April 30, 2001. Approximately $0.7 million was provided from the issuance of stock under the employee stock purchase plan.

At July 31, 2002, the Company's balance of cash, cash equivalents and short-term investments was $41.7 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company's current projected cash needs for the foreseeable future. If the actions taken by management, including additional expense reductions, are not effective in achieving profitable operating results, the Company may be required to pursue external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable or favorable to the Company.

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:


Contractual Obligations                              Payments Due By Period (in thousands)

                                 Total        2003        2004        2005        2006        2007       2008
                                 -----        ----        ----        ----        ----        ----       ----
Operating leases               $10,529      $2,244      $3,089      $2,719      $1,563        $851        $63


The number of days sales outstanding ("DSO") increased to 113 days at July 31, 2002 from 99 days at July 31, 2001. Management believes that that the allowance for doubtful accounts of $2.3 million at July 31, 2002 is adequate.


Factors That May Affect Future Results - Forward Looking Information

The Company's business environment is characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Consequently, to compete effectively, the Company must make frequent new product introductions and enhancements while protecting its intellectual property, retain its key personnel and deploy sales and marketing resources to take advantage of new business opportunities. Future operating results will be affected by the ability of the Company to maintain and grow demand for the Company's products and services under uncertain domestic and international economic conditions, expand its product distribution channels and manage the expected growth of the Company. Future results may also be impacted by the effectiveness of the Company in executing future acquisitions and integrating the operations of acquired companies with those of the Company. Failure to meet any of these challenges could adversely affect future operating results.

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

As of the date of this filing, the Company is actively pursuing several opportunities for business with certain agencies of the U.S. Government. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on the future operating results and financial position of the Company.

Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen (collectively "Allen & Company") beneficially owns more than 50% of the voting power of Convera, and would therefore be able to control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire Convera and elections of directors. Allen & Company may have interests which are different than the interests of other Convera stockholders.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 30% of total revenues in the first six months of the current fiscal year. International sales are made mostly from the Company's foreign subsidiary and are typically denominated in British pounds or EUROs. As of July 31, 2002, approximately 24% and 14% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. Additionally, the Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of July 31, 2002, 10% of the Company's cash and cash equivalents balance was included in the Company's foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company's short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from three to six months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company's exposure to fluctuations in interest rates is limited.

                           PART II-- OTHER INFORMATION


Item 1.           Legal Proceedings

On November 1, 2001, DSMC, Incorporated ("DSMCI") filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCI's trade secrets, engaged in civil conspiracy with the NGT Library, Inc. ("NGTL"), a subsidiary of the National Geographic Society, to obtain access to DSMCI's trade secrets, and was unjustly enriched by the Company's alleged access to and use of such trade secrets. In its complaint, DSMCI seeks $5.0 million in actual damages and $10.0 million in punitive damages from the Company. DSMCI subsequently amended its complaint to add copyright infringement-related claims. The Company is in the process of investigating the allegations and at this time believes that they are without merit. Accordingly, the Company believes that this matter will not have a material adverse effect on its financial position, operations or cash flows.


Item 2.           Changes in Securities                                    None.


Item 3.           Defaults upon Senior Securities                          None.


Item 4.           Submission of Matters to Vote of Security Holders

                  The 2002 Annual Meeting of Shareholders was held June 25, 2002. The following individuals were elected to serve as the Board of Directors for terms expiring at the 2003 Annual
                  Meeting:

                                                       Number of Shares Voted
                                                      For              Withheld
                                                    ----------          -------
                  Ronald J. Whittier                26,120,556          130,033
                  Herbert A. Allen                  26,120,526          130,063
                  Herbert A. Allen III              26,120,526          130,063
                  Robert A. Burgelman               26,120,556          130,033
                  Patrick C. Condo                  25,793,156          457,433
                  Stephen D. Greenberg              26,120,556          130,033
                  Eli S. Jacobs                     26,120,556          130,033
                  Donald R. Keough                  26,120,556          130,033
                  William S Reed                    26,120,556          130,033


Item 5.           Other Information                                        None.


Item 6.           Exhibits and Reports on Form 8-K

a)       Exhibits

         99.1     Certification  of Chief  Executive  Officer,  pursuant to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification  of Chief  Financial  Officer,  pursuant to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.3 Certification of Chief Executive Officer, pursuant to Securities Exchange Act of 1934 Rules 13a-14 and 15d-14

         99.4 Certification of Chief Financial Officer, pursuant to Securities Exchange Act of 1934 Rules 13a-14 and 15d-14

b)       Reports on Form 8-K                                               None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONVERA CORPORATION


September 13, 2002                  By: /s/ Patrick C. Condo
                                    --------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


September 13, 2002                  By: /s/ Christopher M. Mann
                                    -----------------------
                                    Christopher M. Mann
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)