Form 10-Q
period 2002-10-31
CONVERA CORP
filed 2002-12-12
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-31989

CONVERA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1987541 (I.R.S. Employer Identification No.)
1921 Gallows Road, Suite 200, Vienna, Virginia (Address of principal executive offices)	22182 (Zip Code)
Registrant's telephone number, including area code: (703) 761 - 3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   Yes  |X|    No  |   |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)   Yes  |   |    No  |X|

The number of shares outstanding of the registrant’s Class A common stock as of December 6, 2002 was 29,003,062.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
ASSETS	October 31, 2002 (Unaudited)	January 31, 2002
Current Assets:
Cash and cash equivalents	$15,336	$17,628
Short term investments	20,047	40,087
Accounts receivable, net of allowance for doubtful accounts of $2,380 and $2,115, respectively	6,975	9,468
Prepaid expenses and other	2,076	2,715
Total current assets	44,434	69,898
Equipment and leasehold improvements, net of accumulated depreciation of $11,878 and $10,493, respectively	3,339	4,425
Other assets	3,488	3,754
Goodwill and other intangible assets	3,439	29
Total assets	$54,700	$78,106
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,165	$3,054
Accrued expenses	7,487	7,493
Accrued bonuses	1,796	2,204
Restructuring reserve	1,196	1,621
Deferred revenues	2,718	3,729
Total current liabilities	16,362	18,101
Restructuring reserve, net of current portion	1,642	2,129
Total liabilities	18,004	20,230
Commitments and Contingencies
Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 29,880,217 and 28,969,334 shares issued, respectively; 28,964,204 and 27,969,334 shares outstanding, respectively	289	280
Treasury stock at cost, 916,013 and 1,000,000 shares, respectively	(2,116)	(2,310)
Additional paid-in capital	1,053,466	1,050,053
Accumulated deficit	(1,014,171)	(989,429)
Accumulated other comprehensive loss	(772)	(718)
Total shareholders' equity	36,696	57,876
Total liabilities and shareholders' equity	$54,700	$78,106
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited) (in thousands, except share and per share data)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Revenues:
License	$3,555	$6,378	$9,541	$17,953
Services	1,172	946	3,117	2,750
Maintenance	1,523	1,512	4,921	4,771
	6,250	8,836	17,579	25,474
Cost of revenues:
License	806	1,261	2,257	5,655
Services	1,365	2,790	4,574	9,673
Maintenance	454	539	1,401	1,459
	2,625	4,590	8,232	16,787
Gross margin:	3,625	4,246	9,347	8,687
Operating expenses:
Sales and marketing	4,823	7,668	16,369	25,571
Research and product development	3,035	5,243	9,298	19,437
General and administrative	1,970	2,157	6,888	7,367
Restructuring charges	-	5,195	1,890	8,128
Incentive bonus payments due to employees	-	96	(138)	6,660
Amortization of goodwill and other intangible assets	67	25,082	174	98,275
Reduction in goodwill and other long-lived assets	-	754,424	-	754,424
Acquired in-process research and development	-	-	126	-
	9,895	799,865	34,607	919,862
Operating loss	(6,270)	(795,619)	(25,260)	(911,175)
Other income, net	140	1,086	526	3,704
Net loss before income taxes	(6,130)	(794,533)	(24,734)	(907,471)
Income tax benefit	-	1,233	-	4,452
Net loss	$(6,130)	$(793,300)	$(24,734)	$(903,019)
Basic and diluted net loss per common share	$(0.21)	$(16.64)	$(0.86)	$(18.96)
Weighted-average number of common shares outstanding - basic and diluted	28,964,204	47,681,862	28,804,156	47,624,434
Other comprehensive loss:
Net loss	$(6,130)	$(793,300)	$(24,734)	$(903,019)
Foreign currency translation adjustment	(82)	(181)	(54)	(183)
Comprehensive loss	$(6,212)	$(793,486)	$(24,788)	$(903,207)
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
	For the Nine Months Ended October 31,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(24,734)	$(903,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,747	1,694
Provision for doubtful accounts	300	2,946
Amortization of goodwill and other intangible assets	174	98,275
Acquired in-process research and development	126	-
Write-off of investment	-	481
Deferred tax benefit	-	(4,452)
Reduction in goodwill and other long-lived assets	-	754,424
Changes in operating assets and liabilities:
Accounts receivable	1,435	5,716
Prepaid expenses and other assets	2,367	(894)
Accounts payable, accrued expenses and accrued bonuses	(1,187)	4,010
Restructuring reserve	(669)	6,383
Deferred revenues	(1,080)	(597)
Net cash used in operating activities	(21,521)	(35,033)
Cash Flows from Investing Activities:
Proceeds from maturities of investments, net	20,063	19,221
Purchases of equipment and leasehold improvements	(670)	(5,086)
Acquisition of business, net of direct acquisition costs	129	(1,416)
Net cash provided by investing activities	19,522	12,719
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	188	871
Proceeds from the exercise of stock options	13	-
Capital contribution from Intel	-	5,422
Net cash provided by financing activities	201	6,293
Effect of Exchange Rate Changes on Cash	(494)	(100)
Net Decrease in Cash and Cash Equivalents	(2,292)	(16,121)
Cash and Cash Equivalents, beginning of period	17,628	37,061
Cash and Cash Equivalents, end of period	$15,336	$20,940
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

Convera Corporation (“Convera” or the “Company”) was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”). The Combination was accounted for using the purchase method of accounting.

Convera principally earns revenues from the licensing of its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products through license agreements with value-added resellers, systems integrators, OEMs and other strategic partners. The Company’s technology may also be customized and deployed to commercial businesses.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to: the effect of general economic conditions on demand for the Company’s products and services; the dependence upon the timing of the closing on sales of software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes and the ability of the Company to successfully introduce new products; the success of the Company’s product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; the availability of additional capital financing on terms acceptable to the Company; and possible disruption in commercial activities caused by terrorist activity and armed conflict, such as changes in logistics and security arrangements.

(2)   SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of the results for these interim periods. The results of operations for the nine-month period ended October 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2003.

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

Revenue Recognition

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, Software Revenue Recognition, with respect to certain transactions.

Revenue from the sale of software licenses is recognized upon shipment of product, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Historically, the Company has not experienced significant returns or exchanges of its products from direct sales to customers.

Revenue from training and systems implementation services is recognized when the services are performed. Such services are sold as part of a bundled software license agreement as well as separately to customers who have previously purchased software licenses. When training or systems implementation services that are not essential to the functionality of the software are sold as part of a bundled license agreement, the fair value of these services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed.

Customization work is sometimes required to ensure that the Company’s software functionality meets the requirements of its customers. Under these circumstances, the Company’s revenues are derived from fixed price contracts and revenue is recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. Estimated losses on such contracts are charged against earnings in the period such losses are identified.

Maintenance revenue related to customer support agreements is deferred and recognized ratably over the term of respective agreements. Customer support agreements generally include bug fixes, telephone support and product upgrades on a when and if available basis. When the Company provides a software license and the related customer support arrangement for one bundled price, the fair value of the customer support, based on the price charged for that element when sold separately, is deferred and recognized ratably over the term of the respective agreement.

The Company incurs shipping and handling costs which are recorded in cost of revenues.

Reclassifications

Certain amounts presented in the prior period financial statements have been reclassified to conform with the current period presentation.

(3)  RECENT PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability for the costs associated with exit or disposal activities be recognized and measured initially at fair value when the liability is incurred rather than the date the Company commits to a disposal plan.  SFAS 146 is effective for all exit or disposal activities initiated after December 31, 2002. The principal effect of applying FAS 146 to the Company's financial statements will be on the timing of cost recognition of any such disposal activities.

(4)  ACQUISITION

On March 7, 2002, the Company acquired 100% of the outstanding capital stock of Semantix Inc., a private Canadian software company specializing in cross-lingual processing and computational linguistics technology, for 900,000 shares of restricted Convera common stock and approximately $24,000 in cash. Semantix Inc. became a wholly owned subsidiary of Convera under the name Convera Canada, Inc. This acquisition broadens the linguistic capabilities of the Convera RetrievalWare® search and retrieval technology, specifically in the areas of cross-lingual search and the continued development of language capabilities to support the needs of specialized vertical markets. It also enables the Company to derive greater revenues through the direct sales of language modules to new and existing customers.

This acquisition has been accounted for using the purchase method of accounting, and the results of operations of Convera Canada, Inc. have been included in the Company’s consolidated statements of operations from the date of acquisition. The preliminary purchase price was determined to be approximately $4,403,000, which included liabilities assumed of approximately $748,000 and approximately $224,000 of transaction and direct acquisition costs. The shares issued to Semantix Inc. as consideration were valued based on the average market price of Convera stock from March 5, 2002 through March 11, 2002, or two business days before and after the date the terms of the acquisition were agreed to and announced, which was March 7, 2002. The purchase price was preliminarily allocated to the assets acquired based on their estimated fair values on the acquisition date as follows (in thousands):

Tangible assets acquired	$663
Developed technology	1,346
Acquired in-process research and development	126
Goodwill	2,268
Total purchase price	$4,403

Developed technology is being amortized on a straight-line basis over five years. To determine the fair market value of the developed technology, the Company used the relief from royalty method, which uses the amount of royalty expense the Company would have incurred if the developed technology was licensed in an arms length transaction instead of purchased. For the three and nine months ended October 31, 2002, the amortization expense for the developed technology was approximately $67,000 and $174,000, respectively. The acquired in-process research and development (“IPRD”) of $126,000 was expensed immediately since the related technology had not reached technological feasibility as of the date of the acquisition. To determine the value of the IPRD, the discounted cash flow method, which entails a projection of the prospective cash flows to be generated from the sale of the technology over a discrete period of time, discounted at a rate in order to calculate present value, was used. The remainder of the purchase price minus the tangible assets acquired and the intangible assets created was allocated to goodwill. Goodwill is not being amortized but will be reviewed annually for impairment in accordance with SFAS 142.

(5)  RESTRUCTURINGS

During the second quarter of this year, the Company announced a reduction in force in the continued effort to streamline operations. As a result of this action, Convera’s total workforce was reduced by 42 employees, including 15 from the sales group, seven individuals from the engineering group, seven from the professional services group, seven from the marketing group and six from the general and administrative group. The Company recorded a restructuring charge in the second quarter of approximately $1,043,000 related to employee severance costs. A non-cash reserve adjustment of $245,000 related to the write-down to their net realizable value of capitalized assets no longer in use was also recorded during the quarter ended July 31, 2002.

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

The Company had previously adopted restructuring plans in the second and third quarters of fiscal year 2002. As a result of the restructuring plans, the Company recorded approximately $8,128,000 in restructuring charges for the year ended January 31, 2002. The restructuring charges included approximately $1,338,000 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1,578,000 for employee termination costs and approximately $5,212,000 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado. The restructuring reserve was also reduced by $1,769,000 related to the write-down of facility improvements to their net realizable value.

The following table sets forth a summary of the restructuring charges, the payments made against those charges and the remaining restructuring liability as of October 31, 2002 (in thousands):

	12 months ended January 31, 2002 restructuring charges	9 months ended October 31, 2002 restructuring charges	Total	Non-cash reserve adjustments	12 months ended January 31, 2002 payments	9 months ended October 31, 2002 payments	Accrued restructuring costs at October 31, 2002
Employee severance and other termination benefits	$1,578	$2,070	$3,648	$(180)	$(1,362)	$(1,959)	$147
Estimated costs of facilities closing	5,212	-	5,212	(2,014)	(359)	(558)	2,281
Contractual obligations	1,338	-	1,338	-	(888)	(40)	410
Total	$8,128	$2,070	$10,198	$(2,194)	$(2,609)	$(2,557)	$2,838

The Company paid approximately $437,000 and $2,557,000 against the restructuring accruals in the three and nine months ended October 31, 2002, respectively. As of October 31, 2002, unpaid amounts of approximately $1,196,000 and $1,642,000 have been classified as current and non-current accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs will be paid during the next three quarters. Amounts related to contractual obligations will be paid within one year. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

(6)  SEGMENT REPORTING

The Company has one reportable segment.

Major Customers

For the three and nine months ended October 31, 2002, revenues derived from sales to agencies of the U.S. Government were approximately $1,924,000 and $4,426,000, representing 31% and 25% of total revenues, respectively. No single customer accounted for 10% or more of the Company’s revenues for the three and nine months ended October 31, 2002. Revenues derived from one individual customer accounted for approximately 21% of the Company’s total revenues for the quarter ended October 31, 2001. For the nine months ended October 31, 2001, no single customer accounted for 10% or more of the Company’s total revenues.

(7)  INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2003, the Company expects that it will generate additional net operating losses (“NOLs”) for the remainder of the year. As of October 31, 2002, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of October 31, 2002.

The income tax benefit of $1,233,000 and $4,452,000 for the three and nine months ended October 31, 2001, respectively, represented the reversal of a portion of the net deferred tax liability established primarily as a result of intangible assets established as a result of the Combination and a contract the Company had with the National Basketball Association.

(8)  NET LOSS PER COMMON SHARE

The Company follows Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” (“SFAS 128”) for computing and presenting net loss per share information. Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common equivalent shares, including unexercised stock options, as their inclusion in the computation would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Numerator:
Net loss	$(6,130)	$(793,300)	$(24,734)	$(903,019)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	28,964,204	47,681,862	28,804,156	47,624,434
Basic and diluted net loss per common share	$(0.21)	$(16.64)	$(0.86)	$(18.96)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Stock options	1,353	1,830	27,828	297,291

(9)  CONTINGENCIES

On November 1, 2001, DSMC, Incorporated (“DSMCI”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCI’s trade secrets, engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), a subsidiary of the National Geographic Society, to obtain access to DSMCI’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCI seeks $5.0 million in actual damages and $10.0 million in punitive damages from the Company. DSMCI subsequently amended its complaint to add copyright infringement-related claims. The Company is in the process of investigating the allegations and at this time believes that they are without merit. Accordingly, the Company believes that this matter will not have a material adverse effect on its financial position, operations or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve and are subject to risks and uncertainties including, but not limited to: the effect of general economic conditions on demand for the Company’s products and services; the dependence upon the timing of the closing on sales of software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes and the ability of the Company to successfully introduce new products; the success of the Company’s product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; the availability of additional capital financing on terms acceptable to the Company; and possible disruption in commercial activities caused by terrorist activity and armed conflict, such as changes in logistics and security arrangements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.

The Company principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers, application service providers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and implementation support services. Additions to the number of authorized users, licenses issued for additional products and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and upgrades or enhancements of particular software products when and if they are released.

Results of Operations

Total revenues decreased 29% to $6.3 million in the third quarter of the current fiscal year from $8.8 million in the third quarter last year. The net loss for the quarter ended October 31, 2002 was $6.1 million, or $0.21 per common share, compared to a net loss of $793.3 million, or $16.64 per share in the same period last year. For the nine months ended October 31, 2002, total revenues were $17.6 million, a decrease of 31% over total revenues of $25.5 million reported for the corresponding period last year. The net loss for the first nine months of the current fiscal year was $24.7 million, or $0.86 per common share, compared to a net loss of $903.0 million, or $18.96 per common share in the same period last fiscal year.

The Company uses pro forma net loss as an additional measure of performance. The pro forma net loss excludes what the Company considers to be non-routine charges, such as restructuring charges, amortization and other acquisition related expenses. The pro forma net loss is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to net loss or as an indicator of Convera’s operating performance. The pro forma net loss is not necessarily comparable with similarly titled measures for other companies. The Company’s pro forma net loss for the quarter ended October 31, 2002 was $6.1 million, or $0.21 per share, compared to $8.5 million, or $0.18 per share for the third quarter last year. For the nine months ended October 31, 2002, the Company’s pro forma net loss was $22.7 million, or $0.79 per share, compared to $35.5 million, or $0.75 per share for the corresponding period last year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and nine months ended October 31, 2002 and 2001, respectively. (dollars in thousands).

Components of Revenues and Expenses
Three Months Ended October 31,
	2002		2001		Increase (Decrease)
Revenues:	$	%	$	%	%
License	$3,555	57%	$6,378	72%	(44)%
Services	1,172	19%	946	11%	24%
Maintenance	1,523	24%	1,512	17%	1%
	6,250	100%	8,836	100%	(29)%
Expenses:
Cost of license revenues	806	13%	1,261	14%	(36)%
Cost of services revenues	1,365	22%	2,790	32%	(51)%
Cost of maintenance revenues	454	7%	539	6%	(16)%
Sales and marketing	4,823	77%	7,668	87%	(37)%
Research and product development	3,035	49%	5,243	59%	(42)%
General and administrative	1,970	32%	2,157	24%	(9)%
Restructuring charges	-	0%	5,195	59%	(100)%
Amortization of goodwill and other intangible assets	67	1%	25,082	284%	(100)%
Reduction in goodwill and other long-lived assets	-	0%	754,424	8538%	(100)%
Incentive bonus payments due to employees	-	0%	96	1%	(100)%
Total expenses	12,520	200%	804,455	9104%	(98)%
Operating loss	(6,270)		(795,619)
Other income, net	140		1,086
Net loss before income taxes	(6,130)		(794,533)
Income tax benefit	-		1,233
Net loss	$(6,130)		$(793,300)

	Three Months Ended October 31,
	2002	2001
Supplemental Information:
Net loss	$(6,130)	$(793,300)
Restructuring charges	-	5,195
Amortization of goodwill and other intangible assets	67	25,082
Reduction in goodwill and other long-lived assets	-	754,424
Incentive bonus payments due to employees	-	96
Pro forma net loss	$(6,063)	$(8,503)
Pro forma net loss per share	$(0.21)	$(0.18)

Components of Revenues and Expenses
Nine Months Ended October 31,
	2002		2001		Increase (Decrease)
Revenues:	$	%	$	%	%
License	$9,541	54%	$17,953	70%	(47)%
Services	3,117	18%	2,750	11%	13%
Maintenance	4,921	28%	4,771	19%	3%
	17,579	100%	25,474	100%	(31)%
Expenses:
Cost of license revenues	2,257	13%	5,655	22%	(60)%
Cost of services revenues	4,574	26%	9,673	38%	(53)%
Cost of maintenance revenues	1,401	8%	1,459	6%	(4)%
Sales and marketing	16,369	93%	25,571	100%	(36)%
Research and product development	9,298	53%	19,437	76%	(52)%
General and administrative	6,888	39%	7,367	29%	(7)%
Restructuring charge	1,890	11%	8,128	32%	(77)%
Amortization of goodwill and other intangible assets	174	1%	98,275	386%	(100)%
Reduction in goodwill and other long-lived assets	-	0%	754,424	2962%	(100)%
Incentive bonus payments due to employees	(138)	(1)%	6,660	26%	(102)%
Acquired in-process research and development	126	1%	-	0%	100%
Total expenses	42,839	244%	936,649	3677%	(95)%
Operating loss	(25,260)		(911,175)
Other income, net	526		3,704
Net loss before income taxes	(24,734)		(907,471)
Income tax benefit	-		4,452
Net loss	$(24,734)		$(903,019)

	Nine Months Ended October 31,
	2002	2001
Supplemental Information:
Net loss	$(24,734)	$(903,019)
Restructuring charge	1,890	8,128
Amortization of goodwill and other intangible assets	174	98,275
Reduction in goodwill and other long-lived assets	-	754,424
Incentive bonus payments due to employees	(138)	6,660
Acquired in-process research and development	126	-
Pro forma net loss	$(22,682)	$(35,532)
Pro forma net loss per share	$(0.79)	$(0.75)

Revenues

License revenues decreased 44% to $3.6 million for the three months ended October 31, 2002 from $6.4 million for the three months ended October 31, 2001. For the nine months ended October 31, 2002, license revenues were $9.5 million, a decrease of 47% from $18.0 million reported for the corresponding period last year. The decrease in license revenues for both the quarter and the first nine months of the current fiscal year is primarily attributable to a decline in the Company’s North American commercial business, as information technology budgets have been reduced, spending has been deferred and sales cycles have been lengthened in light of the general downturn in the economy. Third quarter revenues derived from licenses to the Federal government increased 63% compared to the third fiscal quarter last year. For the nine months ended October 31, 2002, Federal government license revenue increased 46% compared to the same period last fiscal year.

Services revenues, which include amounts generated through software implementation and training services as well as interactive services for the third quarter of the previous fiscal year, increased 24% to $1.2 million for the three months ended October 31, 2002 from $0.9 million for the three months ended October 31, 2001. For the nine months ended October 31, 2002, services revenues were $3.1 million, an increase of 13% from $2.8 million reported for the same period last year. The increase in services revenues for both the quarter and the first nine months of the current fiscal year is primarily attributable to increased activity in both international and Federal markets.

Software maintenance and customer support revenues of $1.5 million were essentially flat when compared to the corresponding period last year, representing 24% and 17% of total revenues, respectively. For the nine months ended October 31, 2002, software maintenance and customer support revenues were $4.9 million compared to $4.8 million in the same period last year, representing 28% and 19% of total revenues respectively. The increase in maintenance revenues is attributable to an overall improvement in the pursuit of maintenance renewals for existing customers.

For the three and nine months ended October 31, 2002, total revenues derived from sales to agencies of the U.S. Government were approximately $1.9 million and $4.4 million, representing 31% and 25% of total revenues, respectively. No single customer accounted for 10% or more of the Company’s revenues for the three and nine months ended October 31, 2002. Revenues derived from one individual customer accounted for approximately 21% of the Company’s total revenues for the quarter ended October 31, 2001. For the nine months ended October 31, 2001, no single customer accounted for 10% or more of the Company’s total revenues.

Revenues from international operations are derived primarily from software licenses with various European commercial and government customers. The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL increased 6% for the three months ended October 31, 2002 to $2.3 million from $2.2 million in the same quarter last year. For the nine months ended October 31, 2002, international revenues from CTIL increased 8% to $5.8 million from $5.4 million in the comparable period last year.

Cost of Revenues

Cost of license revenues decreased 36% to $0.8 million in the third quarter of the current year from $1.3 million in the third quarter last year. For the nine months ended October 31, 2002, costs of license revenues decreased 60% to $2.3 million from $5.7 million in the first nine months of last year. The decrease in cost of license revenues is primarily attributable to a reduction in amortization of prepaid third-party licensing costs.

Cost of services decreased 51% to $1.4 million for the three months ended October 31, 2002 from $2.8 million for the three months ended October 31, 2001. For the first nine months of the current fiscal year, cost of services revenue decreased 53% to $4.6 million from $9.7 million in the first nine months of last fiscal year. The decrease in cost of services revenues is primarily attributable to the reduction in personnel supporting the interactive services initiative that the Company exited in the third fiscal quarter of last year.

Cost of maintenance revenues of $454,000 for the three months ended October 31, 2002 decreased 16% from $539,000 in the third quarter last fiscal year. For the nine months ended October 31, 2002, cost of maintenance revenues decreased 4% to $1.4 million from $1.5 million in the same period last year. The decrease in cost of maintenance is attributable to a reduction in personnel responsible for customer support activity.

Operating Expenses

Sales and marketing expenses decreased 37% in the quarter ended October 31, 2002 to $4.8 million from $7.7 million in the third quarter last fiscal year, representing 77% and 87% of total revenues, respectively. For the first nine months of the current fiscal year, sales and marketing expenses decreased 36% to $16.4 million from $25.6 million for the corresponding period last year, representing 93% and 100% of total revenues, respectively. The decrease in sales and marketing expenses is mainly attributable to a reduction in personnel as well as a decrease in commissions, bad debt expense and marketing program expenses.

Total research and product development costs decreased 42% to $3.0 million in the current quarter compared to $5.2 million in the same quarter last year. Research and product development costs as a percentage of total revenues were 49% in the current quarter compared to 59% in the third quarter last year. For the nine months ended October 31, 2002, research and development expenses decreased 52% to $9.3 million from $19.4 million for the corresponding period last year, representing 53% and 76% of total revenues, respectively. The decrease is largely due to a reduction in engineering personnel and contractors supporting the interactive services initiative exited last fiscal year. During the current fiscal year, the Company released RetrievalWare 7.0, Screening Room 2.3 and Visual RetrievalWare 5.0. The Company also released twenty domain-specific semantic network cartridges which allow customers to work with vocabularies more relevant to their specific business or industry. RetrievalWare 7.0 provides the ability to integrate multiple information streams and formats within a single user interface. RetrievalWare 7.0 also provides a higher level of interoperability with enterprise applications using XML and easier integration into the Microsoft .NET environment. Screening Room 2.3 includes a new open system architecture that enables integration with third party asset and content management products. It also provides users with greater flexibility during the video capture process as Screening Room 2.3 users now are given real time access to video asset metadata, and they can encode any number of video file formats in any combination of bit rates. Visual RetrievalWare 5.0, the latest version of the company’s search and retrieval software development kit (SDK) for digital images and video. Features new platform support, new Application Programming Interfaces (“APIs”), support for additional file formats and upgraded system performance.

General and administrative expenses decreased 9% to $2.0 million in the current quarter from $2.2 million in the third quarter of last year, representing 32% and 24% of total revenues, respectively. For the nine months ended October 31, 2002, general and administrative expenses decreased 7% to $6.9 million from $7.4 million for the corresponding period last fiscal year, representing 39% and 29% of total revenues, respectively. The decline in general and administrative expenses is due to a reduction in personnel.

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

As part of the continued effort to streamline operations, the Company announced an additional reduction in force during the second quarter of the current year. As a result of this action, Convera’s total workforce was reduced by an additional 42 employees worldwide, including 15 from the sales group, seven individuals from the engineering group, seven from the professional services group, seven from the marketing group and six from the general and administrative group. The Company recorded a restructuring charge of approximately $1.0 million related to employee severance costs. A non-cash reserve adjustment of $0.2 million related to the write-down of capitalized assets was also recorded during the quarter ended July 31, 2002.

In the quarter ended July 31, 2001, the Company recorded a charge of $2.9 million related to a restructuring in the Company’s business operations in response to the downturn in the economy and in conjunction with the integration of operations following the Combination. The restructuring resulted in the reduction of Convera’s total workforce by 22 employees, including 17 individuals from the Company’s engineering groups and five individuals from the business development group. As part of this restructuring, the Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors and reduced the amount of space to be used in several of the Company’s leased facilities. The restructuring charge included approximately $0.5 million in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $0.4 million for employee termination costs and approximately $2.0 million related to future facility losses for the idle portion of a facility resulting from the restructuring activities.

The Company paid approximately $0.4 million and $2.6 million against the restructuring accruals in the three and nine months ended October 31, 2002, respectively. As of October 31, 2002, unpaid amounts of approximately $1.2 million and $1.6 million have been classified as current and non-current accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. The Company expects that remaining cash expenditures relating to employee severance costs will be paid over the next three quarters. Amounts related to contractual obligations will be paid within one year. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

Amortization of goodwill and other intangible assets

Amortization of intangible assets was approximately $67,000 and $174,000 for the three and nine months ended October 31, 2002, respectively. This amount represents amortization of developed technology related to the Company’s acquisition of Semantix Inc., which was accounted for using the purchase method of accounting. Amortization of goodwill and other intangible assets was approximately $25.1 million and $98.3 million for the three and nine months ended October 31, 2001, respectively. The majority of these amounts relates to amortization of goodwill and intangible assets related to the Combination, which was accounted for using the purchase method. These amounts also include amortization of the intangible assets acquired from the National Basketball Association (the “NBA”) pursuant to the contribution agreement between the Company and the NBA.

Incentive bonus payments due to employees

In the first quarter of the current fiscal year, the Company reversed approximately $0.1 million of incentive bonus expense previously recorded, due to a reduction in the number of former Intel employees remaining with the Company as of April 30, 2002. Specified former Intel employees who became Convera employees and remained employed through September 30, 2002 are receiving payments representing the excess of the calculated aggregate gain they would have realized on forfeited Intel stock options, based on the fair value of Intel shares at a fixed date prior to the closing of the Combination, that would have vested between 2002 and 2005 over the calculated aggregate gain on Convera stock options as of September 30, 2002. In the third quarter ended October 31, 2002, the Company made payments of $0.4 million related to these incentive bonuses. The remaining $0.9 million will be paid out over the next three quarters. The incentive bonus payments have been fully expensed as of October 31, 2002.

For the quarter and nine months ended October 31, 2001, the Company recorded approximately $0.1 million and $6.7 million, respectively, for these incentive bonus payments. Included in the $6.7 million incentive bonus payment amount recorded for the nine months ended October 31, 2001 is $5.4 million in bonuses paid to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees’ continued employment at Convera through April 30, 2001, and accordingly, the Company recorded this bonus in operations.

Acquired in-process research and development

In connection with the acquisition of Semantix Inc., the Company recorded a charge for acquired in-process research and development of $0.1 million in the first quarter of the current fiscal year.

Other Income, net

Other income, net decreased to $0.1 million for the third quarter of the current fiscal year, compared to $1.1 million in the third quarter of last fiscal year. For the nine months ended October 31, 2002, other income, net decreased to $0.5 million from $3.7 million in the same period of last year. The decrease is a result of lower interest income largely due to a lower level of invested funds as well as to lower interest rates in the current fiscal year.

Income tax benefit

The income tax benefit of $1.2 million for the three months ended October 31, 2001 and $4.5 million for the nine months ended October 31, 2001 represents the reversal of a portion of the net deferred tax liability established primarily as a result of the Combination and the NBA contract.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at October 31, 2002 as compared to January 31, 2002 is summarized below (in thousands).

	October 31,	October 31,
	2002	2001	Change
Cash and cash equivalents	$15,336	$17,628	$(2,292)
Investments	20,047	40,087	(20,040)
Total	$35,383	$57,715	$(22,332)

During the nine months ended October 31, 2002, $21.5 million was used to fund operating activities, compared to $35.0 million used in the same period last year. The net loss of $24.7 million was partially offset by non-cash charges totaling $2.3 million, including depreciation of $1.7 million, bad debt expense of $0.3 million, amortization of $0.2 million and in-process research and development of $0.1 million. Cash was provided by reductions in accounts receivable of $1.4 million and prepaid expenses and other assets of $2.4 million. Decreases in accounts payable, accrued expenses and accrued bonuses and a reduction in deferred revenues reduced cash from operating activities by $2.3 million. The decrease in the restructuring reserve used a net of $0.7 million. During the nine months ended October 31, 2001, the Company used cash of $35.0 million to fund operating activities. The net loss of $903.0 million was partially offset by non-cash charges totaling $853.4 million, consisting primarily of $754.4 million from the reduction of goodwill and other long-lived assets. Non-cash charges also included depreciation of $1.7 million, amortization of $98.3 million, bad debt expense of $2.9 million, an investment write-off of $0.5 million and an income tax benefit of $4.5 million. A decrease in accounts receivable and an increase in accounts payable, accrued expenses and accrued bonuses provided $9.7 million, while a decrease in deferred revenues and an increase in prepaid expenses and other assets used $1.5 million. The increase in the restructuring reserve provided a net of $6.4 million.

Cash flows from investing activities provided the Company $19.5 million in the first nine months of the current fiscal year. Net cash provided from the maturity of U.S. treasury bills provided $20.0 million while purchases of equipment and leasehold improvements used cash of $0.7 million. Cash acquired as a result of the purchase of Semantix Inc. was approximately $0.4 million netted against direct acquisition costs of approximately $0.3 million. For the nine months ended October 31, 2001, the Company’s investing activities provided $12.7 million, including $19.2 million from the maturity of U.S. treasury bills. Purchases of equipment and leasehold improvements used $5.1 million. The Company also used $1.4 million related to direct acquisition costs in connection with the Combination.

Financing activities provided cash of $201,000 for the nine months ended October 31, 2002, of which $188,000 was provided from the issuance of stock under the employee stock purchase plan, and $13,000 was provided from the exercise of employee stock options. For the nine months ended October 31, 2001, financing activities provided cash of $6.3 million. Intel contributed additional capital in the amount of approximately $5.4 million to fund bonus payments to specified former Intel employees that remained employed by Convera as of April 30, 2001. Approximately $0.9 million was provided from the issuance of stock under the employee stock purchase plan.

At October 31, 2002, the Company’s balance of cash, cash equivalents and short-term investments was $35.4 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for the foreseeable future. If the actions taken by management, including additional expense reductions, are not effective in achieving profitable operating results, the Company may be required to pursue external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable or favorable to the Company.

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:

Contractual Obligations	Payments Due By Fiscal Years (in thousands)
	Total	2003	2004	2005	2006	2007	2008
Operating leases	$9,181	$896	$3,089	$2,719	$1,563	$851	$63

Factors That May Affect Future Results

The Company’s business environment is characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments and other risks and uncertainties described elsewhere herein. Consequently, to compete effectively, the Company must make frequent new product introductions and enhancements while protecting its intellectual property, retain its key personnel and deploy sales and marketing resources to take advantage of new business opportunities. Future operating results will be affected by the ability of the Company to accomplish the foregoing as well as to maintain and grow demand for the Company’s products and services under uncertain domestic and international economic conditions, expand its product distribution channels and manage the expected growth of the Company. Future results may also be impacted by the effectiveness of the Company in executing future acquisitions and integrating the operations of acquired companies with those of the Company. Failure to meet any of these challenges could adversely affect future operating results.

The Company’s quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, the Company’s period-to-period operating results are significantly dependent upon the timing of the closing of license agreements. In this regard, the purchase of the Company’s products can require a significant investment from a potential customer which the customer generally views as a discretionary cost that can be deferred or canceled due to budgetary or other business reasons and can involve long sales cycles of six months or more. Estimating future revenues is also difficult because the Company ships its products soon after an order is received and, as such does not have a significant backlog. Thus, quarterly license fee revenues are heavily dependent upon a limited number of orders for large licenses received and shipped within the same quarter. Moreover, the Company has generally recorded a significant portion of its total quarterly license fee revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. Despite the uncertainties in its revenue patterns, the Company’s operating expenses are based upon anticipated revenue levels, and such expenses are incurred on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company’s business, operating results and financial condition would be materially adversely affected.

During the quarter ended October 31, 2002, the Company was selected through its relationship with Electronic Data Systems Corporation ("EDS") to provide advanced search, retrieval and information discovery capabilities to the over 360,000 users of the Navy Marine Corps Intranet (“NMCI”), resulting in an initial order to the Company valued at approximately $450,000. The Company has entered into an agreement whereby its products will be resold through EDS on their NMCI contract. During the quarter, the Company was also selected through its relationship with IBM to provide advanced search capabilities to users at the U.S. Customs Service, resulting in an initial order valued at approximately $550,000. Both of these transactions establish potential future revenue generating opportunities. As of the date of this filing, the Company is also actively pursuing several other opportunities for business with certain agencies of the U.S. Government. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on the future operating results and financial position of the Company. There can be no assurance that the Company will complete any of these potential transactions.

Allen Holding, Inc., together with Allen & Company LLC and Herbert A. Allen (collectively “Allen & Company”) beneficially owns more than 50% of the voting power of Convera, and would therefore be able to control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire Convera and elections of directors. Allen & Company may have interests which are different than the interests of other Convera stockholders.

The Company believes that inflation has not had a material effect on the results of its operations to date.

Other Factors

EURO Conversion

On January 1, 1999, the exchange rates of eleven countries (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal and Luxembourg) were fixed amongst one another and became the currencies of the EURO. The EURO currency was introduced on January 1, 2002. The EURO conversion has not had a material impact on the Company’s operations or financial results.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 33% of total revenues in the first nine months of the current fiscal year. International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds or EUROs. As of October 31, 2002, approximately 22% and 14% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of October 31, 2002, 17% of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company’s short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from three to six months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company’s exposure to fluctuations in interest rates is limited.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Exchange Act Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

On November 1, 2001, DSMC, Incorporated (“DSMCI”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCI’s trade secrets, engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), a subsidiary of the National Geographic Society, to obtain access to DSMCI’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCI seeks $5.0 million in actual damages and $10.0 million in punitive damages from the Company. DSMCI subsequently amended its complaint to add copyright infringement-related claims. The Company is in the process of investigating the allegations and at this time believes that they are without merit. Accordingly, the Company believes that this matter will not have a material adverse effect on its financial position, operations or cash flows.

Item 2.	Change in Securities	None.
Item 3.	Defaults upon Senior Securities	None.
Item 4.	Submission of Matters to Vote of Security Holders	None.
Item 5.	Other Information	None.
Item 6.	Exhibits and Reports on Form 8-K
a)	Exhibits
	99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.3	Certification of Chief Executive Officer, pursuant to Securities Exchange Act of 1934 Rules 13a-14 and 15d-14
	99.4	Certification of Chief Financial Officer, pursuant to Securities Exchange Act of 1934 Rules 13a-14 and 15d-14
b)	Reports on Form 8-K	None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONVERA CORPORATION
December 12, 2002	By: /s/ Patrick C. Condo Patrick C. Condo President and Chief Executive Officer (Principal Executive Officer)
December 12, 2002	By: /s/ Christopher M. Mann Christopher M. Mann Chief Financial Officer (Principal Financial and Accounting Officer)