Form 10-K
period 2003-01-31
CONVERA CORP
filed 2003-04-30
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2003

Commission File Number 000-31989

CONVERACORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes __ No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2002 (based on the closing sales price as reported on the NASDAQ National Market System) was $22,159,993.

The number of shares outstanding of the registrant’s Class A common stock as of April 4, 2003 was 29,032,697.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

The Index to Exhibits begins on Page 30

PART I

Item 1.  Business

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the expectations, beliefs, intentions or strategies regarding the future of Convera Corporation (“Convera” or the “Company.”) All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties discussed under the heading “Risk Factors” below. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of such factors, including those set forth in this report.

OVERVIEW

Convera designs, develops, markets, implements and supports enterprise search, retrieval and categorization solutions to power a broad range of mission critical applications including enterprise portals, knowledge management, intelligence gathering, profiling, corporate policy compliance, regulatory compliance, customer service and more. Convera believes its RetrievalWare® solutions offer customers a way to maximize their return on investment in vast stores of unstructured information by providing highly scalable, fast, accurate and secure search across more than 200 forms of text, video, image and audio information, in more than 45 languages. Convera also offers professional implementation services to ensure Convera products integrate seamlessly into customer environments, as well as training, consulting and maintenance services to facilitate full implementation and optimal use of its technologies.

Convera maintains an extensive portfolio of patented and proprietary technologies. Its core technologies include: advanced computational linguistics and semantic networking that leverage lexical knowledge using built-in knowledge bases to search not only for specific word meanings, but also for related terms and concepts; Adaptive Pattern Recognition Processing (“APRP”) that identifies patterns in digital data, providing the capability to build content-based analysis and retrieval applications for any type of digital information; and intelligent real-time video analysis that detects scene changes as they occur. In combination, these core technologies form the foundation on which Convera builds its products.

Convera was established through the combination of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division. On December 21, 2000, Excalibur and Intel consummated a business combination transaction (the “Combination”) pursuant to an Agreement and Plan of Contribution and Merger, dated as of April 30, 2000, as amended, by and among Excalibur, Intel, the Company and Excalibur Transitory, Inc., a wholly owned subsidiary of the Company. All references in this Form 10-K to financial results for the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

As of January 31, 2003 and 2002, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen (collectively “Allen & Company”) beneficially owns more than 50% of the voting power of Convera.

The Company can be contacted via email at invest@convera.com and visited at its web site, www.convera.com. Information on the Convera web site is not part of this Form 10-K.

Business Strategy

The Company licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products through license agreements with systems integrators, OEMs, value-added resellers, and other strategic partners. The Company’s technology may also be customized to meet specific needs of its customers. Convera conducts international sales activities through Convera Technologies International, Limited (“CTIL”), its wholly owned subsidiary in the United Kingdom, and CTIL offices in Germany and France.

CONVERA PRODUCTS

PRODUCTS

Convera develops, markets, licenses, services and supports the Convera RetrievalWare product line of mission critical search and categorization products which form the basis for information retrieval and knowledge management solutions for corporate intranets, Internet e-commerce, online publishing and the OEM market. The RetrievalWare product line includes:

RetrievalWare® Search;
RetrievalWare® Categorization and Dynamic Classification;
RetrievalWare® Profiling;
Language Cartridges;
Domain Cartridges;
Taxonomy Cartridges;
RetrievalWare® Synchronizers;
Internet Spider;
RetrievalWare® FileRoom;
Screening Room®;
Screening Room® Capture;
RetrievalWare® SDK;
Screening Room® API's; and
Visual RetrievalWare®.

RetrievalWare®

             RetrievalWare® Search

RetrievalWare provides a secure, scalable information retrieval and knowledge discovery infrastructure utilizing advanced indexing, search and categorization technology. Offering what the Company believes to be unsurpassed scalability and accuracy, RetrievalWare’s distributed process architecture powers comprehensive software solutions that enable government agencies, commercial enterprises and any information-driven organization to integrate all information assets into a single point of access, to intuitively interact with and navigate that information to retrieve needed answers, and to effectively collaborate on retrieved information as the basis for achieving mission-critical objectives. By utilizing multi-mode searching built around Convera’s proprietary semantic network technologies, pattern matching (APRP) and Boolean search, RetrievalWare empowers users to securely access and retrieve mission critical information assets across multiple data types from a common user interface.

With Convera’s semantic networks and natural language processing, users easily find needed information. RetrievalWare incorporates syntax, morphology and the actual meaning of words. The baseline semantic network in the English language version was created from dictionary, thesauri and other reference sources, giving users a built-in knowledge base of approximately 500,000 word meanings, 50,000 language idioms and 1.6 million word associations. Users submit plain English queries that are automatically expanded to include related terms and concepts, thereby increasing the likelihood that highly relevant content will be returned. The software recognizes words at the root level, idioms and the multiple meanings of words. This approach eliminates the costs associated with defining keywords, building topic trees, establishing expert rules and sorting and labeling information in database fields. RetrievalWare also supports domain specific semantic networks to further enhance precision and recall in specific fields of interest, including: Biology, Chemistry, Computers, Electronics, Finance, Food Science, Geography, Geology, Health Sciences, Information Science, Law, Mathematics, MeSH, Military, Petroleum, Natural Gas & Petrochemicals, Pharmaceutical, Pharmacology, Physics, Plastics, Rubber and Telecommunications, as well as other disciplines which can be supported through standard development tools.

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

RetrievalWare supports more than 200 document formats stored on file servers, in groupware systems, relational databases, document management systems, intranets and the Internet. RetrievalWare provides real time profiling which enables users to create and save Real Time Agent Queries (Profiles) that will automatically collect incoming documents of interest. The RetrievalWare Profiling Server filters, stores and distributes incoming data from many sources including real-time news feeds, relational databases, paper repositories and the RetrievalWare Internet Spider.

RetrievalWare 7.0, released in March of 2002, provided what the Company believes was the industry’s first enterprise search product to offer multimedia and cross-lingual search as off-the-shelf product features. By providing users with a single product that simultaneously searches and organizes all data types (such as text, video, image and audio files) in multiple languages from a single user interface, customers do not have to buy and piece together several disparate systems to manage multiple data types and languages.

RetrievalWare provides access to both unstructured and structured information across enterprise networks, workgroup LANs, and intranets. The software may be deployed on a single server or across any number of distributed physical servers. RetrievalWare server solutions can be run on multiple platforms including leading UNIX and Windows NT platforms.

The RetrievalWare product line includes the following optional components:

             Categorization and Dynamic Classification

RetrievalWare’s innovative and highly scalable Categorization and Dynamic Classification solution enables the enterprise to bring consistency and scalability to the organizational structure of its information assets through the use of stable, industry standard taxonomy hierarchies. RetrievalWare uses one or more taxonomies to extract concepts and context from information assets. These assets can then be organized dynamically into specific views that reflect the unique information needs of the organization, as well as the personalized knowledge requirements of each individual. This powerful and flexible approach to organizing information facilitates knowledge discovery and collaboration among knowledge workers.

             Profiling

The RetrievalWare profiling capability automatically detects, routes and stores relevant documents in one or more user defined profiles, thus accelerating the proactive discovery of relevant information as it enters the RetrievalWare environment.

             Language, Domain and Taxonomy Cartridges

RetrievalWare provides highly accurate and relevant search and categorization results based upon its powerful and unparalleled linguistic processing capability. Through the use of robust semantic networks and taxonomies, covering many languages and domain specific fields of interest, RetrievalWare recognizes and processes words, phrases and concepts intelligently in the context within which they exist. The result is a comprehensive information search and retrieval solution enabling basic keyword search, advanced natural language and conceptual search, as well as information categorization in many languages and specified fields of interest. RetrievalWare’s scalable and robust linguistic processing methodology ensures complete, precise results and discovery of knowledge with the highest possible relevance. Language, Domain and Taxonomy Cartridges are provided as pre-packaged optional components to RetrievalWare. Convera also provides development tools that allow customers, partners or integrators to develop, edit and customize cartridge content to accommodate implementation specific needs and requirements.

             Synchronizers

RetrievalWare Synchronizers provide document-level security for users to search the contents of multiple native repositories from a single point of access including Lotus Notes, Microsoft Exchange, Documentum, FileNET Panagon, native file systems and major relational database management systems and interfaces including MS SQL, Oracle, Sybase, Informix, Teradata and ODBC.

             Internet Spider

Internet Spider is a multimedia, high-performance Web spider/crawler for augmenting the retrieval capabilities of RetrievalWare, for stand-alone use, or for integration with other applications. In addition to HTML-based Web pages, Internet Spider also retrieves word processing, PDF and multimedia assets including audio, video and images. It is highly configurable and multi-threaded and can provide deep, broad and repetitive crawling. Users who want immediate notification when items of interest arrive can post Agent Profiles to pull links to related documents to their desktops. Components can be deployed on multiple machines for optimum performance and bandwidth.

             FileRoom

RetrievalWare FileRoom is built on RetrievalWare technology and is an optional component to allow loading, indexing, viewing and managing scanned documents, images and text. Users access the FileRoom through a hierarchy consisting of FileRoom documents, where each tier in the hierarchy is a container for storing documents. Users can directly view the scanned image of a retrieved document from the FileRoom. Graphs, diagrams, handwritten notations and signatures in the retrieved document are immediately accessible. “Fuzzy” searching capabilities provided by APRP give users a high level of confidence that their queries will return all of the requested information regardless of the quality of Optical Character Recognition (“OCR”) data. Document-level security lets organizations control user access at the FileRoom (library), cabinet, drawer, folder and document level.

             Screening Room®

Screening Room is an optional product to RetrievalWare Search that enables a comprehensive solution for video asset management providing scalable access, search and retrieval of video assets, both analog and digital, from any desktop. Used in conjunction with RetrievalWare Search, it provides for real-time capturing, encoding, analyzing, cataloging, browsing, searching and retrieving of video, as well as related captured text (closed captions or speech-to-text conversions) and metadata, over corporate intranets/extranets. Designed to manage video content in Internet portal and corporate intranet environments, Screening Room also supports media, broadcast and entertainment video asset management solutions. It enables users to easily capture analog or digital video, automatically create an intelligent video storyboard, and play it back in any of the industry’s standard video file formats. Screening Room users then can automatically browse, search and retrieve precisely what video clips they are looking for without having to play or watch the video in its entirety.

Screening Room consists of four components: Screening Room Capture, Screening Room Metadata Edit, Screening Room Explorer and Screening Room Video Asset Server. Screening Room Capture ingests, analyzes and storyboards analog or digital video assets, including live feeds, and extracts, indexes and searches associated metadata such as captured text (both closed-caption text and spoken audio content converted to text), keyframe images of significant scenes and annotations. Screening Room Metadata Edit enables users to browse, search, edit and annotate storyboards. In addition, users can select and compile clips from multiple video assets to create new derivative works, export files and metadata in industry-standard XML format, or output rough-cut edit segments to Edit Decision Lists (“EDLs”) for import into high-end offline editing systems. Screening Room Explorer allows user access to catalogs of video assets through any standard Web browser. The Video Asset Server indexes and stores captured video assets for instantaneous browsing, or search and retrieval via RetrievalWare.

             Screening Room Capture (Stand-alone)

Screening Room Capture (Stand-alone) can be deployed as a stand-alone product. It provides the ability to log, analyze and encode video, and save the data and video assets in a non-proprietary (XML) format. Screening Room Capture does not require purchase of the entire RetrievalWare or Screening Room system, enabling loading of video assets and metadata into a third party database or content management system, or otherwise repurposing the asset. Screening Room Capture is also a suitable component for sale to OEM customers.

             RetrievalWare SDK

The RetrievalWare SDK (Software Developer’s Kit) is a comprehensive set of tools for building advanced search-based solutions. At its core is highly scalable, distributed client/server architecture. Independent server processes maximize the efficiency and reliability of document loading, indexing and query handling, and support security and encryption/decryption features. Dedicated server processes enable integration of text search and relational database storage capabilities through an open database management system (“DBMS”) gateway. The client environment is optimized for the development of graphical interfaces using industry standard tools such as Java and Visual Basic. RetrievalWare delivers Visual Basic custom controls, remote procedure calls and open server capabilities, as well as engine-level, high-level and client/server application program interfaces (“APIs”). These features speed the development of systems that can support thousands of users and contain custom functionality.

             Screening Room and Screening Room Capture API's

The Screening Room and Screening Room Capture API’s (Application Programming Interface) enable developers to integrate and control the Screening Room components from other programs and applications.

             Visual RetrievalWare

Leveraging the APRP technology, Visual RetrievalWare is a visual retrieval engine and a comprehensive image processing library and programmer’s toolkit that enables the development of client/server systems that automatically index and retrieve digital images. Users can search for visual information directly from their intranet, a corporate database, the Internet, or other sources using images or video clips as clues. Visual data is reduced to a searchable index that is typically less than 10% of the size of the original image and is automatically recognized based on its shape, color and texture. Users submit queries using examples of visual data or by authoring a visual clue with a graphical product. Based on the shape, color and texture of the visual clue, a list of similar or exact matches is returned. The product delivers its advanced retrieval capabilities in an open, flexible, scalable and secure architecture designed for ease of implementation, integration or extension.

TECHNICAL SUPPORT, IMPLEMENTATION SERVICES AND EDUCATION

Convera provides technical support, or maintenance, to customers through its technical support personnel located in the Company’s Columbia, Maryland, Carlsbad, California and Bracknell, United Kingdom facilities and through certain product distributors. Technical support consists of bug fixes, telephone support and upgrades or enhancements of particular software product releases when and if they become generally available. Technical support typically is provided to customers under a renewable annual contract. All Convera service plan customers have access to the Convera Online Technical Support Web site that provides the latest product information, general service updates and Web forums for technical discussions. The Web site also provides electronic forms for opening technical support cases and suggesting product, service and Company enhancements.

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

MARKETING AND DISTRIBUTION

The Company’s sales and marketing strategy focuses on the licensing of Convera products to customers both through a direct sales force and through strategic partners and OEMs. Members of the North American sales team are primarily located throughout the United States, and the majority of the international sales team is located in the United Kingdom. The Company typically licenses its products to end-users as either an enterprise-wide or work-group level solution.

Convera focuses its sales and marketing efforts on enterprises that have large, rapidly changing content collections in diverse formats and have large numbers of knowledge workers. In that regard, the Company concentrates a significant amount of sales and marketing resources on vertical markets such as government, financial services, life sciences and technology.

Marketing efforts focus on building brand awareness and establishing demand for the Company’s products and include public relations, trade show participation, direct mail and electronic marketing campaigns, advertising and telemarketing/lead management activities. The Company’s home page on the World Wide Web, www.convera.com, is an integral part of its marketing and sales efforts, but information on the Company’s Web site is not a part of this Form 10-K. Through the Web site, prospective customers can learn about Convera’s suite of products and view online demonstrations of products. Existing customers can enroll in training courses and access password-protected areas for technical and other customer support.

PRODUCT DEVELOPMENT AND ADVANCED RESEARCH

The Company’s research and development program focuses on enhancing and expanding the capabilities of its products to address additional markets and market requirements. Over time and as the technology evolves, RetrievalWare will remain the basic building block of a modular suite of products. In addition to providing seamless access to both structured and unstructured data in the enterprise, this modular approach simplifies system administration for the customer and makes it easier for Convera to update existing features and add new components such as support for new data types and taxonomies for specific vertical markets.

In March of 2002, Convera announced the acquisition of Semantix Inc., a private Canadian software company specializing in cross-lingual processing and computational linguistics technology. The acquisition of Semantix, including its engineering personnel and intellectual property, broadens the linguistic capabilities of RetrievalWare, specifically in the areas of cross-lingual search and the continued development of language capabilities to support the needs of specialized vertical markets, such as the government intelligence community. Semantix became a wholly owned subsidiary of Convera under the name Convera Canada Inc.

Certain elements of the Company’s software products are supplied to the Company by other independent software vendors under license agreements with varying terms. Pursuant to these agreements, the Company makes periodic royalty payments generally based on either actual or anticipated revenues or units. The technologies acquired by the Company in this manner include word processing filters, optical character recognition engines, dictionaries and thesauri in electronic form, image and audio processing, and face and speech recognition technologies.

The Company has conducted research and product development of pattern recognition and natural language systems since 1980. Research and product development expenditures for the development of new products and enhancements to existing products were approximately $11.6 million, $22.5 million and $12.7 million, respectively, in the fiscal years ended January 31, 2003, 2002 and 2001.

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

COMPETITION

Competition in the information technology industry in general, and the software development industry in particular, is intense. Convera competes primarily in the search, retrieval and categorization market. Within this market, there are current and potential competitors who are larger and more established than Convera and have significantly greater financial, technical, marketing and other resources. Convera considers its principal competitive advantages to be an environment that is: (1) more scalable due to the distributed-processing architecture, (2) more accurate results due to the semantic network and APRP technologies, and (3) more comprehensive results due to its ability to manage and retrieve information in multiple languages and in rich media file formats.

Convera competes with numerous companies depending on the target market for its products. Most often, Convera competes directly with companies such as Verity, Inc. and Autonomy Corporation plc. to provide search solutions to the corporate intranet, Internet e-commerce, online publishing and the OEM market. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not materially adversely affect the Company’s operating results and financial condition.

The Company’s activities currently are subject to no particular regulation by governmental agencies other than those routinely imposed on corporate businesses and no such regulation is now anticipated.

SEGMENT INFORMATION

The Company has one reportable segment. All of the Company’s revenues are from third party customers.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $6.6 million, $4.9 million and $5.0 million, respectively, in the fiscal years ended January 31, 2003, 2002 and 2001. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 28%, 14% and 10%, respectively. For the fiscal year ended January 31, 2003, no individual customer accounted for more than 10% of the Company’s total revenues.

Financial information is located in the consolidated financial statements beginning on page F-2. Additional information related to segment reporting can be found in Note 15 to the consolidated financial statements contained herein.

EMPLOYEES

The Company had 241 employees at January 31, 2003, of whom 94 were in research and development, 77 in sales and marketing, 39 in technical support, professional services and training and 31 in finance and administration. The employees are not covered by collective bargaining agreements, and the management of the Company considers relations with employees to be good. Competition for qualified personnel within the Company’s industry is intense. There can be no assurance that the Company will be able to continue to attract, hire or retain qualified personnel and the inability to do so could have a material adverse effect upon the Company’s operating results and financial condition.

RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial also may impair the Company’s business operations. If any of the following risks actually occur, the Company’s business, results of operations and financial condition would suffer. In that event, the trading price of Convera common stock could decline, and Convera’s stockholders may lose all or part of their investment in Convera’s common stock. The discussion below and elsewhere in this report also includes forward-looking statements, and the Company’s actual results may differ substantially from those discussed in these forward-looking statements as a result of the risks discussed below.

        The Company has had a history of operating losses and may incur future losses

The Company believes that its future profitability will depend on its ability to effectively market existing and newly-developed software products through a balanced multi-channel distribution network. Convera cannot assure that its costs to develop, introduce and promote enhanced or new products will not exceed its expectations, or that these products will generate revenues sufficient to offset these expenses. The Company has operated at a loss for each of the past three fiscal years. These losses reflect the Company’s expenditures associated with selling software products and further developing software products during these years. Convera plans to continue to invest in the development, sales and marketing of its products and, accordingly, the Company cannot assure that its operating losses will not continue in the future.

        The Company experiences quarterly fluctuations in its operating results, which may adversely affect the Company’s stock price

Convera’s quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future, due to a variety of factors including the following:

  the downturn in capital spending by customers as a result of the current economic slowdown;
  the delay or deferral of customer implementations;
  the budget cycles of the Company’s customers;
  seasonality of individual customer buying patterns;
  an increase in competition in the software industry;
  the size and timing of individual transactions;
  the timing of new software introductions and software enhancements by the Company and its competitors;
  changes in operating expenses and personnel;
  changes in accounting principles, such as a requirement that stock options be included in compensation, as is currently being considered by Congress and, which, if adopted, would increase the Company’s compensation expense and have a negative effect on earnings;
  the overall trend towards industry consolidation; and
  changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

In particular, Convera’s period-to-period operating results have historically been significantly dependent upon the timing of the closing of significant license agreements. Because purchasing the Company’s products often requires significant capital investment, Convera’s customers may defer or decide not to make their purchases. This means sales can involve long sales cycles of six months or more. The Company has generally recorded a significant portion of its total quarterly license revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. This is in part because customers tend to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue. Despite these uncertainties in Convera’s revenue patterns, its operating expenses are based upon anticipated revenue levels and are incurred on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company’s business, operating results and financial condition would be materially adversely affected.

        A portion of the Company’s revenues is derived from sales to federal government agencies, which are subject to budget cuts. The ability to complete contracts with the federal government, and size and timing of those contracts may materially affect the Company’s operating results

Revenues derived from sales to federal government agencies were approximately 28%, 14% and 10% of total revenues in fiscal years 2003, 2002 and 2001, respectively. While the federal government has recently increased spending on defense and homeland security initiatives, many government agencies have had budget freezes or reductions which may adversely impact their purchasing decisions and timing.

The Company is actively pursuing several opportunities for business with certain U.S. Government agencies. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on the future operating results and financial position of the Company. There can be no assurance that the Company will complete any of these potential transactions.

        The Company is dependent on international sales, which expose it to foreign political and economic risks

A material portion of Convera’s revenues is derived from international sales. The Company’s international operations expose it to a variety of risks that could impede the Company’s financial condition and growth. These risks include the following:

  difficulties in complying with regulatory requirements and standards;
  political, social and economic instability;
  longer accounts receivable and payment cycles;
  trade restrictions and changes in tariffs;
  potentially adverse tax consequences;
  import and export license requirements and restrictions;
  fluctuations in currency exchange rates; and
  uncertainty of the effective protection of the Company’s intellectual property rights in certain foreign countries.

If any of these risks described above materialize, the Company’s international sales could decrease and its foreign operations could suffer.

        Convera is in a competitive market, and if the Company fails to compete effectively or respond to rapid technological change, its revenues and market share will be adversely affected

The Company’s business environment and the software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Convera’s competitors include many companies which are larger and more established and have substantially more resources than it does. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets served by Convera. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations.

In order for Convera’s strategy to succeed and to remain competitive, it must leverage its core technology to develop new product offerings. These development efforts are expensive. If these products do not generate substantial revenues, the Company’s business and results of operations will be adversely affected. The Company cannot assure that any of these products will be successfully developed, completed on a timely basis or at all, achieve market acceptance or generate significant revenues.

        Convera designs its products to work with certain systems and changes to such systems may render Convera’s products incompatible with these systems

Convera’s ability to sell its products depends on the compatibility of its products with other software and hardware products. These products may change or new products may appear that are incompatible with the Company’s products. If the Company fails to adapt its products to remain compatible with other vendors’ software and hardware products or fails to adapt its products as quickly as its competitors, Convera may be unable to sell its products.

        The Company’s software products are complex and may contain errors that could damage its reputation and decrease sales

Convera’s complex software products may contain errors that may be detected at any point in the products’ life cycles. The Company cannot assure that, despite Convera’s testing and quality assurance efforts and similar efforts by current and potential customers, errors will not be found. The discovery of an error may result in loss of or delay in market acceptance and sales.

        The Company is dependent on proprietary technology licensed from third parties, the loss of which could delay shipments of products incorporating this technology and could be costly

Some of the technology used by the Company’s products is licensed from third parties, generally on a nonexclusive basis. The Company believes that there are alternative sources for each of the material components of technology it licenses from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company’s ability to ship these products while the Company seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could harm the Company’s quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company’s products or relating to current or future technologies, the Company cannot assure that it will be able to do so on commercially reasonable terms or at all.

        Because of the technical nature of Convera’s business, its intellectual property is extremely important to Convera’s business, and adverse changes to its intellectual property would harm the Company’s competitive position

Convera believes that its success depends, in part, on its ability to protect its proprietary rights and technology. Historically, Convera has relied primarily on a combination of copyright, patents, trademark and trade secret laws, employee confidentiality and invention assignment agreements, distribution and OEM software protection agreements and other methods to safeguard the Company’s technology and software products. Risks associated with the Company’s intellectual property, include the following:

  pending patent applications may not be issued;
  intellectual property laws may not protect the Company’s intellectual property rights;
  third parties may challenge, invalidate, or circumvent any patent issued to the Company;
  rights granted under patents issued to Convera may not provide competitive advantages to the Company;
  unauthorized parties may attempt to obtain and use information that Convera regards as proprietary despite Convera’s efforts to protect its proprietary rights;
  others may independently develop similar technology or design around any patents issued to Convera; and
  effective protection of intellectual property rights may be limited or unavailable in some foreign countries in which the Company operates.

        The Company's operations could infringe on the intellectual property rights of others

The Company cannot assure that a third party will not assert that the Company’s technology violates its intellectual property rights. Particular aspects of Convera’s technology could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to the Company’s business. The Company cannot predict the extent to which it may be required to seek licenses or alter its products so that they no longer infringe the rights of others. The Company cannot guarantee that the terms of any licenses it may be required to seek will be reasonable. Similarly, changing Convera’s products or processes to avoid infringing the rights of others may be costly or impractical or could detract from the value of the Company’s products.

        If Convera is unable to manage its growth successfully, it may divert Convera’s resources and harm its operating results

The Company’s future operating results will be affected by its ability to expand its product distribution channels and to manage its expected growth. Convera’s future results may also be impacted by its ability to execute future acquisitions and integrate the operations of acquired companies with Convera’s. If Convera cannot effectively manage its expanding operations, it may not be able to grow, or the Company may grow at a slower pace. Convera’s failure to successfully manage growth and to develop financial controls and accounting and operating systems or to add and retain personnel that adequately support the Company’s growth would harm its business and financial results.

        Convera depends on its key personnel and may have difficulty attracting and retaining skilled employees

Convera’s success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel. The Company generally does not utilize employment agreements for its key employees. The loss of the services of one or more key employees could have a material adverse effect on the Company’s operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development, and operational personnel. Competition for such personnel is intense, and pay scales in the software industry have significantly increased. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

        The Company may not be able to use net operating loss carryforwards

As of January 31, 2003, the Company had net operating loss carryforwards of approximately $142 million. The deferred tax assets representing the benefits of these carryforwards have been offset completely by a valuation allowance due to the Company’s lack of an earnings history. The realization of the benefits of these carryforwards depends on sufficient taxable income in future years. Lack of future earnings could adversely affect Convera’s ability to utilize these carryforwards. Additionally, past or future changes in Convera’s ownership and control could limit the ability to utilize these carryforwards. Despite the carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the United States Internal Revenue Code.

        The Company may need additional capital in the future, and it may not be available on acceptable terms, or at all

The Company expects that its current cash and cash equivalents will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, the Company may need to raise additional funds for the following purposes:

  to fund the Company's operations;
  to fund any growth the Company experiences;
  to enhance and/or expand the range of services Convera offers;
  to increase the Company's promotional and marketing activities; or
  to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities.

The Company canno assure that necessary capital will be available, and if so, on terms beneficial to the Company.

        Convera's stock price may fluctuate which may make it difficult to resell shares of Convera stock

The market price of Convera’s common stock and its trading volume have been highly volatile. This volatility may adversely affect the price of Convera’s common stock, and Convera stockholders may not be able to resell their shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility. The Company anticipates that this volatility, which frequently affects the stock of software companies, will continue. Factors that could cause such volatility include:

  future announcements concerning Convera or its competitors;
  quarterly variations in the Company's operating results;
  actual or anticipated announcements of technical innovations or new product developments by Convera or its competitors;
  general conditions in the Company’s industry;
  intellectual property or other litigation; and
  worldwide economic and financial conditions.

On occasion, the equity markets, and in particular the markets for software companies, have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies’ securities even though the fluctuations are often unrelated to the companies’ operating performance.

        The Company’s amended and restated certificate of incorporation, bylaws, ownership and Delaware law contain provisions that could discourage a third party from acquiring the Company and consequently decrease the market value of an investment in Convera stock

Some provisions of the Company’s amended and restated certificate of incorporation and bylaws and of Delaware law could delay or prevent a change of control or changes in the Company’s management that a stockholder might consider favorable. Any delay or prevention of a change of control or change in management could cause the market price of the Company’s common stock to decline.

Further, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen (collectively “Allen & Company”) beneficially owns more than 50% of the voting power of Convera, and would therefore be able to control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire Convera and elections of directors. Allen & Company may have interests which are different than the interests of other Convera stockholders.

Item 2.  Properties

The Company’s corporate headquarters facility is occupied under a lease agreement that expires in calendar year 2004 for a total of approximately 20,500 square feet of space in an office building located at 1921 Gallows Road, Vienna, Virginia 22182.

The Company’s principal development and customer support centers are located in Carlsbad, California and Columbia, Maryland. The Company leases additional space in San Jose, California and Montreal, Canada.

The Company also leases space in Bracknell, England and commercial office suites in Paris, France, and in Munich, Germany in support of its international sales operation.

The Company believes that its facilities are maintained in good operating condition and are adequate for its operations.

Item 3.  Legal Proceedings

On November 1, 2001, DSMC, Incorporated (“DSMCi”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi’s trade secrets, engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), an affiliate of the National Geographic Society, to obtain access to DSMCi’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5.0 million in actual damages and $10.0 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. The Company is in the process of investigating the allegations and at this time believes that they are without merit. From time to time, the Company is a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including that noted above. The Company believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse affect on its financial position, operations or cash flow. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions or future actions be unfavorable, Convera’s financial position, operations and cash flows could be materially and adversely affected.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company’s Class A common stock is traded in the over-the-counter market and is listed on the National Market System of the NASDAQ Stock Market under the symbol “CNVR.” As a result of the Combination, the Excalibur common stock, traded under the symbol “EXCA,” ceased to be listed on the Nasdaq National Market. In the Combination, the Excalibur common stock was converted on a one-for-one basis into Convera Class A common stock.

The following table sets forth the high and low sale prices for Convera common stock for the period from February 1, 2001 through January 31, 2003, as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 2003 was 990. The Company has never declared or paid dividends on its common stock and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.

	High	Low
Fiscal 2003 (February 1, 2002 - January 31, 2003)
First Quarter	$4.20	$3.30
Second Quarter	4.50	1.40
Third Quarter	1.94	1.25
Fourth Quarter	3.42	1.74
Fiscal 2002 (February 1, 2001 - January 31, 2002)
First Quarter	$18.88	$4.88
Second Quarter	7.58	3.37
Third Quarter	4.00	2.05
Fourth Quarter	4.84	2.20

The following table sets forth, as of January 31, 2003, information with respect to the Company's equity compensation plans:

Plan Category		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1.	Convera Stock Option Plan	8,813,654	$5.25	4,828,411
2.	Convera Employee Stock Purchase Plan	-	-	877,155
Equity compensation plans not approved by security holders:		None	Not Applicable	Not Applicable

During our fiscal year ended January 31, 2003, the Company issued shares of Class A common stock that were not registered under the Securities Act of 1933, as amended (the “1933 Act”), at the time of issuance, as described below:

On March 7, 2002, the Company issued 900,000 shares of restricted Class A common stock and approximately $24,000 in cash for 100% of the outstanding capital stock of Semantix Inc., a private Canadian software company specializing in cross-lingual processing and computational linguistics technology. Exemption from registration for this transaction was claimed under Regulation D of the 1933 Act because this transaction did not involve a public offering within the meaning of Section 4(2) of the 1933 Act, and all of the conditions of Regulation D were met.

Item 6.  Selected Financial Data

The selected financial data presented below have been derived from the Company’s consolidated financial statements. The balance sheet data as of January 31, 2003 and 2002, and the statement of operations data for the fiscal years ended January 31, 2003, 2002 and 2001 should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

All references in this Form 10-K to financial results of the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

	Fiscal Years Ended January 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:	(in thousands, except per share data)
Revenues	$23,614	$34,228	$51,522	$37,934	$27,939
Cost of revenues	10,455	19,382	17,608	6,867	5,017
Gross margin	13,159	14,846	33,914	31,067	22,922
Operating expenses:
Sales and marketing	20,018	33,747	22,591	16,210	13,501
Research and product development	11,639	22,500	12,722	9,456	8,328
General and administrative	8,642	10,214	6,279	5,402	4,775
Amortization of goodwill and other intangible assets (3)	242	98,304	15,672	118	111
Incentive bonus payments to employees	(138)	6,681	-	-	-
Restructuring charges	2,337	8,128	-	-	-
Reduction in goodwill and other long-lived intangible assets	-	754,424	-	-	-
Acquired in-process research and development	126	-	800	-	-
	42,866	933,998	58,064	31,186	26,715
Operating loss	(29,707)	(919,152)	(24,150)	(119)	(3,793)
Other income, net	636	4,191	1,368	250	239
Equity in net loss of affiliate	-	-	-	-	(300)
Write-off of investment in affiliate	-	-	-	(471)	-
Net loss before income taxes	(29,071)	(914,961)	(22,782)	(340)	(3,854)
Income tax benefit	-	4,452	-	-	-
Net loss	(29,071)	(910,509)	(22,782)	(340)	(3,854)
Dividends on cumulative, convertible preferred stock	-	-	10	14	14
Net loss applicable to common stock	$(29,071)	$(910,509)	$(22,792)	$(354)	$(3,868)
Net loss per common share - basic and diluted	$(1.01)	$(20.08)	$(1.22)	$(0.02)	$(0.29)
Weighted-average number of common shares outstanding - basic and diluted	28,854	45,349	18,714	14,282	13,526
Balance Sheet Data (1) (at end of period)
Cash and cash equivalents	$10,318	$17,628	$37,061	$10,884	$5,851
Working capital	24,434	51,797	166,543	19,288	8,006
Total assets	49,139	78,106	1,026,445	30,687	19,712
Accumulated deficit	(1,018,540)	(989,429)	(78,920)	(56,138)	(55,798)
Total shareholders' equity (2)	32,372	57,876	1,015,058	22,305	13,174
(1) The Company had no significant long-term debt for any of the periods presented.
(2) No dividends have been declared or paid on the Company's common stock.
(3) Fiscal years 2002 and 2001 amortization primarily related to business combination with Intel’s IMS division.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, value-added resellers, application service providers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and implementation support services. Additions to the number of authorized users, licenses issued for additional products and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and upgrades or enhancements of particular software products when and if they are released.

Convera was established through the combination of the former Excalibur Technologies Corporation and Intel Corporation’s Interactive Media Services division (the “Combination”). On December 21, 2000, Excalibur and Intel consummated the Combination pursuant to an Agreement and Plan of Contribution and Merger, dated as of April 30, 2000, as amended, by and among Excalibur, Intel, the Company and Excalibur Transitory, Inc., a wholly owned subsidiary of the Company. At the completion of the Combination, Excalibur became a wholly owned subsidiary of the Company, each outstanding share of Excalibur common stock was converted into one share of Class A common stock of the Company, and Intel contributed to the Company its IMS division, intellectual property assets and other assets used by that division, as well as $150 million in cash at closing, in exchange for 14,949,384 shares of Class A common stock of the Company and 12,207,038 shares of Class B non-voting common stock of the Company.

The Combination was accounted for using the purchase method of accounting. The purchase price for the IMS division was determined to be approximately $925.1 million, which included approximately $2 million in transaction costs, less approximately $0.6 million in costs to register and issue the shares. The shares issued to Intel as consideration for the contributed assets were valued based on the existing market price when the Combination was announced. The purchase price was allocated to the assets acquired based on their estimated fair values on the acquisition date. In connection with the Combination, the Company recorded approximately $769.8 million in goodwill and recorded a charge for acquired in-process research and development (“IPRD”) of approximately $0.8 million in the fiscal year ended January 31, 2001. The purchased IPRD represented the present value of the estimated after-tax cash flows to be generated by the purchased technology, which, at December 21, 2000, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of market size and growth factors, expected industry trends, the anticipated nature and timing of product introduction and the estimated life of the underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after tax cash flows. Projected operating expenses include cost of sales, sales and marketing and general and administrative expenses. The other intangible assets acquired from Intel included certain developed technology and an existing workforce as well as certain existing and in-process customer contracts.

In September 2000, Intel and the NBA entered into a master services agreement, which Intel contributed to Convera on December 21, 2000, for the distribution of personalized highlights, archival material, television broadcast enhancements and real time distribution of NBA games over broadband networks. In addition to the services agreement, Convera entered into a contribution agreement with the NBA, under which the NBA contributed certain intangible assets such as all of the NBA know-how related to the creation, development, distribution, marketing and deployment, over the Internet and broadband networks, of products using sports and entertainment content; a database of customer profiles of NBA fans; the right to use certain NBA personnel and a non-exclusive license to the NBA trademark. In exchange for the contribution of these assets, Convera issued 4,746,221 shares of Class A common stock to the NBA, representing 10% of the total outstanding stock of the Company on that date.

At the time of the Combination, the IMS division had contracts in process that were being accounted for using the completed contract method, and accordingly, revenue was deferred until all remaining costs, obligations and potential risks were insignificant and the contract deliverables were agreed to and accepted by the customer. Convera continued to account for the existing contributed contracts using the completed contract method of accounting. For purposes of determining the value of these contributed contracts at the date of acquisition, management considered the total amounts to be received under each contract. When each of these contracts was completed by Convera, revenue and the related costs were recognized. During fiscal year 2002, the Company completed all obligations under the in-process contracts assigned by the IMS division, and accordingly recognized revenue during the year of about $1.7 million related to these contracts. The costs associated with these contracts recorded during fiscal year 2002 were approximately $0.9 million. Existing contracts that were completed prior to January 31, 2001 resulted in aggregate revenue recognition for fiscal year 2001 of approximately $7.6 million in services revenues and approximately $0.7 million in software revenues. The costs associated with these contracts were approximately $7.5 million included in cost of services revenues and approximately $0.4 million included in cost of software revenues.

On September 20, 2001, the Company announced that it had terminated its agreement with the NBA to provide interactive content services. On October 3, 2001, the Company announced a restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, RetrievalWare and Screening Room. The Company also announced that it was eliminating operations supporting the development of the Company’s digital content security technology and interactive services offerings and closing offices in Hillsboro, Oregon and Lafayette, Colorado.

Following the termination of the NBA contract and the Company’s change in focus, the Company evaluated the recoverability of the intangible and other long-lived assets including goodwill associated with the Combination and associated with the NBA agreement. The intangible assets acquired in the Combination, including developed technology, customer contracts and assembled workforce, were primarily related to the interactive media services offerings. As a result of the evaluation, the Company recorded a charge of $754.4 million in the third quarter of fiscal year 2002 for reduction of goodwill and other long-lived assets.

On December 5, 2001, the Company reported that it purchased the 4,746,221 shares of Convera Class A common stock owned by the NBA for $11 million in a privately negotiated transaction. On January 7, 2002, the Company reported that it purchased 2,792,962 shares of Convera’s voting Class A common stock and 12,207,038 shares of Convera’s non-voting Class B common stock from Intel, which were all of the outstanding shares of Class B common stock, for a total of $42 million in a privately negotiated transaction. The Company also reported a simultaneous transaction between Allen Holding Inc. and Intel Corporation, whereby Allen Holding Inc. purchased the remaining 12,156,422 shares of Convera Class A common stock owned by Intel, resulting in Allen Holding Inc., together with its President and CEO, Herbert A. Allen, and its wholly owned subsidiary, Allen & Company Incorporated, beneficially owning 55.2% of the outstanding shares of Convera Class A common stock. Intel and the NBA hold no ownership interest in Convera as of January 31, 2003.

All references in this Form 10-K to financial results for the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

Critical Accounting Policies

Convera’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For a comprehensive discussion of the Company’s accounting policies, see Note 2 in the accompanying consolidated financial statements included in this Form 10-K. Convera does not have any material ownership interest in any entities that are not wholly owned and consolidated subsidiaries of the Company. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases those estimates, including those related to bad debts, goodwill and other intangible assets, restructuring costs, income taxes and litigation, on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Convera believes the following accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial condition and results of operations.

Revenue Recognition

Convera’s recognition of revenues requires judgment, particularly in the areas of collectibility and whether the fee is fixed and determinable at the time the sales are made. The Company bases its judgment on a variety of factors, including the payment and other terms of the individual customer contracts, credit history of the customer, prior dealings with specific customers, and certain other factors. If the Company determines that the price under the contract is fixed and determinable, and that collectibility is assured, then the Company recognizes revenue related to the software license at the time of sale. To the extent the Company determines that the price of a sales agreement is not fixed, the Company delays revenue recognition until payments under the contract become due. Alternatively, to the extent the Company determines that the collection of payments under the contract is not assured, the Company delays revenue recognition until the payments under the contract are received. Thus, the assessment as to whether the fee is fixed and determinable at the time of sale and that the fees are collectible is critical in determining the extent of the revenue recognized in a given period.

The revenue associated with other elements of the contract, such as maintenance or training and implementation services, are deferred and recognized as those elements are delivered. Generally, the Company receives payments for maintenance fees in advance and they are non-refundable. Maintenance revenues are recognized ratably over the term of the applicable maintenance agreement, which is typically twelve months.

Customization work is sometimes required to ensure that the Company’s software functionality meets the requirements of its customers. In those instances where the Company’s revenues are generated from fixed price contracts related to this customization work, then revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These cost estimates underlie the Company’s determinations as to overall contract profitability and the timing of revenue recognition. If the Company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized.

Provision for Doubtful Accounts

Convera maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of individual accounts receivable balances. Management analyzes specific account balances, including the credit worthiness of each customer, as well as historical bad debts and current economic trends to assess the adequacy of the allowance for doubtful accounts.

To the extent Convera does not recognize deterioration in its customers’ financial condition in the period it occurs, or to the extent Convera does not accurately estimate its customers’ ability to pay, the amount of bad debt expense recognized in a given reporting period will be impacted.

Goodwill and Other Intangible Assets

Convera’s acquisitions of other companies typically result in the acquisition of certain intangible assets and goodwill. During the fiscal year ended January 31, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Any goodwill resulting from such acquisitions is associated with the Company’s corporate reporting unit, since the Company does not have multiple reporting units. The impairment of goodwill is assessed on an annual basis or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value. This assessment is performed by comparing the market value of the Company’s outstanding common stock with the carrying amount of the Company’s net assets. If the market value exceeds the carrying amount of the Company’s net assets, impairment of Goodwill does not exist. If the market value is less than the carrying amount of the Company’s net assets, the Company will perform further analysis and may be required to record an impairment.

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company’s assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

During the fiscal year ended January 31, 2002, prior to the adoption of SFAS No. 142 and SFAS No. 144, Convera determined that the goodwill and certain intangible assets associated primarily with the Combination were impaired, and Convera recorded a charge of approximately $754 million related to that impairment.

Deferred Taxes

Convera records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets is principally dependent upon the achievement of projected future taxable income. If the estimates and related assumptions change in the future, the Company may be required to adjust its valuation allowance against its deferred tax assets, resulting in a benefit or a charge to income in the period such determination is made. As of January 31, 2003, the Company has recorded a full valuation allowance against the net deferred tax asset.

Stock Option Accounting

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25).” The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Results of Operations

For the fiscal year ended January 31, 2003, total revenues were $23.6 million, a decline of 31% over total revenues of $34.2 million in fiscal year 2002. The net loss for fiscal year 2003 was $29.1 million, or $1.01 per common share, compared to a net loss of $910.5 million, or $20.08 per common share in the prior year. For the fiscal year ended January 31, 2002, total revenues decreased 34% over total revenues of $51.5 million in fiscal year 2001. The net loss for fiscal year 2001 was $22.8 million, or $1.22 per common share.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for each of the three fiscal years in the period ended January 31, 2003 (dollars in thousands).

	Components of Revenues and Expenses
	Fiscal year ended January 31,
	2003		2002		2001		Increase (Decrease) from 2002 to 2003	Increase (Decrease) from 2001 to 2002
Revenues:	$	%	$	%	$	%	%	%
License	$13,062	55%	$24,187	71%	$34,576	67%	(46)%	(30)%
Professional services	4,018	17%	2,553	7%	2,723	5%	57%	(6)%
Maintenance	6,534	28%	6,509	19%	6,621	13%	0%	(2)%
	23,614	100%	33,249	97%	43,920	85%	(29)%	(24)%
Interactive services	-	0%	979	3%	7,602	15%	(100)%	(87)%
Total revenues	$23,614	100%	$34,228	100%	$51,522	100%	(31)%	(34)%
Expenses:
Cost of license revenue	$3,243	14%	$5,932	17%	$4,511	9%	(45)%	32%
Cost of professional services revenue	5,446	23%	7,511	22%	3,777	7%	(27)%	99%
Cost of maintenance revenue	1,766	7%	1,979	6%	1,474	3%	(11)%	34%
Cost of interactive services revenue	-	0%	3,960	12%	7,846	15%	(100)%	(50)%
Sales and marketing	20,018	85%	33,747	99%	22,591	44%	(41)%	49%
Research and product development	11,639	49%	22,500	66%	12,722	25%	(48)%	77%
General and administrative	8,642	37%	10,214	30%	6,279	12%	(15)%	63%
Amortization of goodwill and other intangible assets	242	1%	98,304	287%	15,672	30%	(100)%	527%
Incentive bonus payments to employees	(138)	(1)%	6,681	20%	-	0%	(102)%	100%
Restructuring charge	2,337	10%	8,128	24%	-	0%	(71)%	100%
Reduction in goodwill and other long-lived assets	-	0%	754,424	2204%	-	0%	(100)%	100%
Acquired in-process research and development	126	1%	-	0%	800	2%	100%	(100)%
Total expenses	$53,321	226%	$953,380	2785%	$75,672	147%	(96)%	1160%
Operating loss	$(29,707)		$(919,152)		$(24,150)
Other income, net	636		4,191		1,368
Net loss before income taxes	$(29,071)		$(914,961)		$(22,782)
Income tax benefit	-		4,452		-
Net loss	$(29,071)		$(910,509)		$(22,782)

Revenues

License revenues for the year ended January 31, 2003 decreased 46% to $13.1 million from $24.2 million in fiscal year 2002 and decreased 30% in fiscal year 2002 from $34.6 million for the year ended January 31, 2001. The decrease in software revenues in the current year as well as in the prior year was due to the general downturn in the economy, which has resulted in a lengthier sales cycle, particularly in the commercial marketplace. Further, reduced information technology budgets and customer cash constraints caused by the difficult business environment have negatively impacted the business, reducing the average license revenue per deal from approximately $100 thousand in the year ended January 31, 2002 to approximately $65 thousand in the year ended January 31, 2003.

Professional services revenues, which include training and implementation support services, were $4.0 million for the year ended January 31, 2003, representing an increase of 57% over services revenues of $2.6 million for the year ended January 31, 2002. For fiscal year 2001, services revenues were $2.7 million. Services revenues increased during the current year primarily as a result of an increased focus on the provision of professional services in Europe as well as an increased level of professional services at several of the Company’s existing government customers. During the year ended January 31, 2003, the number of dedicated professional services consultants was expanded in Europe to address an increased demand from our customers. The Company also experienced an improved level of productivity from its domestic consultants.

Maintenance revenues were $6.5 million for both of the years ended January 31, 2003 and 2002, and $6.6 million for the year ended January 31, 2001. The maintenance revenues have remained essentially flat over the last three-year period as a result of the Company’s continued pursuit of maintenance renewals from the existing installed base of customers.

Revenues from interactive services in fiscal year 2002 were approximately $1.0 million compared to $7.6 million in fiscal year 2001. In the third quarter of fiscal year 2002, the Company announced that it was eliminating operations supporting its interactive services offerings. There were no revenues from interactive services during the year ended January 31, 2003. The services revenue recorded in fiscal year 2001 represented the completion of one of the contracts assigned in the Combination and accounted for under the completed contract method of accounting.

Revenues from international operations are generated primarily by software licenses with various European commercial and government customers and a well-established European reseller network. The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL declined 12% to $8.0 million in fiscal year 2003 from $9.1 million in fiscal year 2002. In fiscal year 2002, revenues were down 29% from $12.9 million in fiscal year 2001. The decrease in revenues both this year and last year can again be generally attributed to the economic downturn.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately 28%, 14% and 10% of total revenues for fiscal years 2003, 2002 and 2001, respectively. No customer accounted for more than 10% of revenues in fiscal years 2003 and 2002, while one customer accounted for 15% of revenues during fiscal year 2001.

Cost of Revenues

Cost of license revenues decreased 45% to $3.2 million in fiscal year 2003 from $5.9 million in fiscal year 2002. In fiscal year 2002, cost of license revenues increased 32% from $4.5 million in fiscal year 2001. As a percentage of license revenues, cost of license revenues was 25% for both of the years ended January 31, 2003 and 2002, and 13% for the year ended January 31, 2001. The increase in cost of license revenues as a percentage of license revenues from fiscal year 2001 to fiscal year 2002 can be attributed to an increase in the amount of fixed amortization of prepaid royalties in that period of declining license revenues.

Cost of professional services revenues decreased 27% to $5.4 million for the year ended January 31, 2003 from $7.5 million in fiscal year 2002. Cost of services revenues were $3.8 million for the year ended January 31, 2001. The reduction in cost of professional services revenue is mainly attributable to a reduction in the overall number of employees responsible for the management and delivery of the implementation services. During the year ended January 31, 2003, the Company reduced the number of employees in that organization and retained only those individuals who were directly responsible for the management and delivery of professional services to the Company’s customers, resulting in improved utilization rates for those employees retained.

Cost of maintenance decreased 11% to $1.8 million in fiscal year 2003 from $2.0 million in fiscal year 2002. In fiscal year 2002, cost of maintenance increased 34% from $1.5 million in fiscal year 2001. As a percentage of maintenance revenues, cost of maintenance was 27%, 30%, and 22% in fiscal years 2003, 2002 and 2001, respectively. The decrease in cost of maintenance in fiscal year 2003 is attributable to changes that were made during the latter part of fiscal year 2002 and the beginning of fiscal year 2003 that streamlined the customer support organization, thus reducing overall costs of maintenance. The increase from fiscal year 2001 to fiscal year 2002 was the result of an increase in personnel in that organization that was designed to support interactive services customers.

Cost of interactive services represented the personnel and other direct costs incurred in connection with performing on the Company’s interactive service related contracts. There were no such costs during fiscal year 2003. For the year ended January 31, 2002, the cost of services was approximately $4.0 million compared to $7.8 million in fiscal year 2001. The decrease in costs for each of the periods presented is a reflection of the change in the Company’s business strategy away from the interactive media services to focus exclusively on the enterprise search products business.

Operating Expenses

Sales and marketing expenses decreased 41% to $20.0 million in fiscal year 2003 compared to $33.7 million in fiscal year 2002, representing 85% and 99% of total revenues, respectively. In fiscal year 2002, sales and marketing expenses increased 49% from $22.6 million in fiscal year 2001. Sales and marketing expenses were 44% of total revenues in fiscal year 2001. The decrease in sales and marketing expenses in fiscal year 2003 was mainly attributable to a reduction in personnel as well as a decrease in commissions, bad debt expense and marketing program expenses. Growth in sales and marketing personnel and increased spending on marketing programs were responsible for the expense increase in fiscal year 2002 as well as an increase in the provision for doubtful accounts. The number of sales and marketing personnel decreased to 77 employees at January 31, 2003 from 134 and 89 employees at January 31, 2002 and January 31, 2001, respectively.

Research and product development costs decreased 48% to $11.6 million in fiscal year 2003 from $22.5 million in fiscal year 2002, representing 49% and 66% of total revenues, respectively. In fiscal year 2002, research and product development costs increased 77% from $12.7 million in fiscal year 2001. Research and product development costs were 25% of revenues in fiscal year 2001. The decrease in fiscal year 2003 was largely due to a reduction in engineering personnel and contractors supporting the interactive services initiative exited in the third quarter of fiscal year 2002 as well as a reduction in a number of engineering management positions early in fiscal year 2003. At January 31, 2003, the number of engineering personnel was 94 employees compared to 108 at January 31, 2002. The increase in fiscal year 2002 was largely due to the addition of a significant number of engineering personnel in connection with the Combination, as well as the Company’s continued investment to enhance the RetrievalWare and Screening Room products. The restructuring action taken in the second and third quarter of fiscal year 2002 reduced the number of engineers by 64 employees. During the current fiscal year, the Company released RetrievalWare 7.0, Screening Room 2.3 and Visual RetrievalWare 5.0. The Company also released twenty domain-specific semantic network cartridges, which allow customers to work with vocabularies more relevant to their specific business or industry.

General and administrative expenses decreased 15% to $8.6 million in fiscal year 2003 from $10.2 million in fiscal year 2002, representing 37% and 30% of revenues, respectively. In fiscal year 2002, general and administrative expenses increased 63% from $6.3 million in fiscal year 2001, which was 12% of total revenues. The decline in general and administrative expenses in fiscal year 2003 was due to a reduction in personnel. At January 31, 2003, the number of general and administrative personnel was 31, compared to 38 at January 31, 2002. The increase in general and administrative expenses in fiscal year 2002 was partially attributable to increased corporate expenses such as legal, insurance and accounting fees. There were also additional general and administrative personnel required to support the Company’s operations during fiscal year 2002. The restructuring action taken in the third quarter of fiscal year 2002 reduced the number of general and administrative employees by seven.

Amortization of goodwill and other intangible assets

Amortization of intangible assets was approximately $0.2 million for the fiscal year ended January 31, 2003. This amount represents amortization of developed technology related to the Company’s acquisition of Semantix Inc., which was accounted for using the purchase method of accounting. Amortization of goodwill and other intangible assets was approximately $98.3 million for the year ended January 31, 2002 and $15.7 million for the year ended January 31, 2001. The majority of these amounts relate to amortization of goodwill and intangible assets related to the Combination, which was accounted for using the purchase method. The amounts also include amortization of the intangible assets acquired from the NBA pursuant to the contribution agreement. Amortization of goodwill and other intangible assets related to the Combination was stopped effective October 3, 2001, when the Company determined that such assets were impaired and wrote down the remaining unamortized balance to zero (see further explanation below). The amount of amortization recorded for the year ended January 31, 2001 primarily represented amortization associated with the Combination from the December 21, 2000 closing date to the end of the fiscal year.

Incentive bonus payments to employees

In the first quarter of fiscal year 2003, the Company reversed approximately $0.1 million of previously provided for incentive bonus payments to be made to certain former Intel employees as they were no longer employees of the Company as of April 30, 2002. Specified former Intel employees who became Convera employees and remained employed through September 30, 2002 by agreement received or are receiving payments representing the excess of the calculated aggregate gain they would have realized on forfeited Intel stock options that would have vested between 2002 and 2005, based on the fair value of Intel shares at a fixed date prior to the closing of the Combination, over the calculated aggregate gain on Convera stock options as of September 30, 2002. As of January 31, 2003, the incentive bonus payments have been fully expensed. The Company made payments of $0.4 million related to these incentive bonuses in fiscal year 2003, and the remaining $0.9 million will be paid out in fiscal year 2004. Incentive bonus payments to employees were approximately $6.7 million for the year ended January 31, 2002. Included in the $6.7 million incentive bonus payment amount was $5.4 million in bonuses paid to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees’ continued employment at Convera through April 30, 2001, and accordingly, the Company recorded this bonus in operations.

Restructuring charges

During the fiscal year 2003, the Company adopted restructuring plans in its continued effort to align its sales efforts around key vertical markets and to streamline operations. As a result of these restructuring plans in the first, second and fourth quarters of fiscal year 2003, the Company reduced its workforce by 115 employees, including 39 from the sales group, 32 from the engineering group, 23 from the professional services group, 13 from the marketing group and eight from the general and administrative group. The Company recorded restructuring charges of approximately $2.5 million related to employee severance costs for the year ended January 31, 2003. During the first quarter of fiscal year 2003, the Company reduced the restructuring reserve by approximately $0.2 million, reflecting the payment of lower than estimated severance amounts related to previous restructuring actions. A non-cash charge of approximately $0.2 million relating to the write-down to their net realizable value of capitalized assets no longer in use was also recorded during fiscal year 2003.

The Company had previously adopted restructuring plans in the second and third quarters of fiscal year 2002 in response to the downturn in the economy and in conjunction with the integration of the IMS division’s operations following the Combination. The Company’s total workforce was reduced by 92 employees worldwide, including 64 from the engineering group, 13 from the professional services group, seven from the general and administrative group, five from the sales group and two from the marketing group. As part of these restructuring plans, the Company eliminated operations supporting the digital content security and interactive services business units and closed offices in Hillsboro, Oregon and Lafayette, Colorado. The Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors. The Company recorded approximately $8.1 million in restructuring charges for the year ended January 31, 2002. The restructuring charges included approximately $1.3 million in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1.6 million for employee severance costs and approximately $5.2 million related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado. A non-cash charge of approximately $1.8 million relating to the write-down of facility improvements to their net realizable value was also recorded during fiscal year 2002.

The Company paid approximately $3.0 million and $2.6 million against the restructuring reserve in the fiscal years ended January 31, 2003 and 2002, respectively. Non-cash charges represent the write-down of facility improvements included in the estimated costs of facilities closings. As of January 31, 2003, unpaid amounts of $1.3 million and $1.5 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs and contractual obligations will be substantially paid during the next three quarters. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

Reduction in goodwill and other long-lived assets

The Company recorded a charge of $754.4 million in the third quarter of fiscal year 2002 for reduction of goodwill and other long-lived assets. On September 20, 2001, the Company announced that it had terminated its agreement with the NBA to provide interactive content services. The termination of this agreement led to the Company’s decision to exit the interactive media services market and focus on its enterprise information infrastructure software products. Following the termination of the NBA contract and the Company’s change in focus, the Company evaluated the recoverability of the intangible and other long-lived assets including goodwill associated with the Combination and associated with the NBA agreement. The intangible assets acquired in the Combination, including developed technology, customer contracts and assembled workforce, were primarily related to the interactive media services offerings. The assessment of recoverability was performed pursuant to SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of.”

The unamortized balance of intangible assets associated with the NBA agreement was approximately $67.3 million. Having no future economic benefit to the Company, this unamortized balance was written down to zero. As a result of the Company’s shift in focus, there were no future cash flows expected to be generated from the intangible assets acquired in the Combination; thus, the unamortized balance of approximately $9.8 million related to these intangible assets was also written down to zero. Since the assets acquired from Intel were never integrated into the Company’s overall operations, the goodwill associated with the Combination was evaluated for impairment along with the other intangible assets acquired from Intel. As a result, the unamortized goodwill balance of $675.9 million was written down to zero. In addition, there was an impairment charge of approximately $1.4 million to reflect the fair value of certain computer equipment and furniture to be disposed of in connection with the closing of the facilities described above.

Acquired in-process research and development

In connection with the acquisition of Semantix Inc., the Company recorded a charge for acquired in-process research and development (“IPRD”) of $0.1 million in the first quarter of the current fiscal year. In fiscal year 2001, the write-off of acquired in-process research and development related to the Combination was $0.8 million. The acquired IPRD was immediately expensed since the related technology had not reached technological feasibility as of the date of the acquisition.

Other Income

Other income decreased to $0.6 million for fiscal year 2003, compared to $4.2 million in fiscal year 2002. Other income was $1.4 million in fiscal year 2001. The decrease in fiscal years 2003 was a result of lower interest income largely due to a lower level of invested funds as well as to lower interest rates in the current fiscal year.

Income Tax Benefit

The income tax benefit of $4.5 million for the year ended January 31, 2002 represents the reversal of the net deferred tax liability established as of January 31, 2001, primarily as a result of the Combination with Intel and the NBA contract. The Company has net deferred tax assets of $64.2 million as of January 31, 2003. Given the Company’s inability to predict sufficient taxable income to realize the benefits of its net deferred tax asset as of January 31, 2003, the Company provided a full valuation allowance against such deferred tax asset.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at January 31, 2003 as compared to January 31, 2002 is summarized below (in thousands).

	January 31,	January 31,
	2003	2002	Change
Cash and cash equivalents	$10,318	$17,628	$(7,310)
Investments	20,148	40,087	(19,939)
Total	$30,466	$57,715	$(27,249)

As of January 31, 2003, the Company’s balances of cash, cash equivalents and short-term investments were $30.5 million. The Company believes that its current balance of cash, cash equivalents, investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for the foreseeable future. Prior to fiscal year 2001, the Company had primarily used cash provided by sales of its common stock to finance its operations. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:

Contractual Obligations	Payments Due By Period (in thousands)
	Total	2004	2005	2006	2007	2008
Operating leases	$8,482	$3,214	$2,782	$1,572	$851	$63
Other contractual obligations	320	320	-	-	-	-

The number of days sales outstanding (“DSO”) increased to 100 days at January 31, 2003 from 97 days at January 31, 2002. Management believes that the allowance for doubtful accounts of $1.6 million at January 31, 2003 is adequate.

Operating Activities

In fiscal year 2003, the Company’s operating activities used $26.2 million compared to $44.6 million in fiscal year 2002. The fiscal year 2003 net loss of $29.1 million was offset by non-cash charges totaling $3.5 million, consisting primarily of depreciation of $2.3 million; restructuring charges, net of cash paid, of $0.4 million; bad debt expense of $0.4 million; amortization of goodwill and other intangibles of $0.2 million and acquired in-process research and development expense of $0.1 million. Cash was also provided by a reduction in accounts receivable of $1.8 million and a reduction in prepaid expenses and other of $2.3 million. A decrease in accounts payable and accrued expenses together with a decrease in deferred revenues used cash of $3.6 million. A decrease in the restructuring reserve also used cash of $1.1 million. In fiscal year 2002, the net loss of $910.5 million included non-cash charges totaling $861.2 million, consisting primarily of $754.4 million from the reduction of goodwill and other long-lived assets. Non-cash charges included amortization of $98.3 million; restructuring charges, net of cash paid, of $1.8 million; bad debt expense of $3.4 million and depreciation of $2.3 million. Cash was also provided by a reduction in accounts receivable of $4.3 million, an increase in the restructuring reserve of $3.8 million and an increase in accounts payable and accrued expenses of $3.2 million. A decrease in deferred revenues together with an increase in prepaid expenses and other used cash of $1.6 million. The Company’s operating activities used cash of $7.8 million in fiscal year 2001. The net loss of $22.8 million included non-cash charges of $18.6 million, including $15.7 million of amortization of goodwill and other intangibles, $0.8 million of acquired in-process research and development, $1.3 million of depreciation, and $0.8 million in bad debt expense. Increases in accounts receivable and prepaid expenses used $5.1 million and $1.8 million, respectively, while increases in accounts payable, accrued expenses and deferred revenues together contributed $3.3 million.

Investing Activities

Cash flows from investing activities provided the Company $19.4 million in fiscal year 2003. Net cash provided from the maturity of U.S. Treasury bills provided cash of $20.0 million, while purchases of equipment and leasehold improvements used cash of $0.7 million. Cash acquired as a result of the purchase of Semantix Inc. was approximately $0.4 million, netted against direct acquisition costs of approximately $0.2 million. In fiscal year 2002, investing activities provided the Company $71.7 million. Net cash provided from the maturity of U.S. Treasury bills provided cash of $78.7 million, while purchases of equipment and leasehold improvements used cash of $5.6 million. The Company also used cash of $1.4 million for direct acquisition costs in connection with the Combination. Investing activities contributed $27.5 million in fiscal year 2001. The Company received cash of $150.0 million in connection with the Combination. Shortly after consummation of the Combination, the Company purchased short-term investments, in the form of United States Treasury Bills, totaling approximately $118.6 million. Additionally, costs incurred in relation to the Combination used $2.0 million. Equipment and leasehold improvement purchases used $1.8 million.

Financing Activities

Financing activities provided approximately $0.3 million in fiscal year 2003, mainly from the issuance of stock under the employee stock purchase plan. In fiscal year 2002, the Company’s financing activities used $46.6 million. The repurchase of the Company’s common stock from Intel and the NBA used $53.0 million. A capital contribution by Intel in the amount of approximately $5.4 million was used to fund bonus payments to specified former Intel employees that remained employed by Convera as of April 30, 2001. Proceeds from the issuance of stock under the employee stock purchase plan and the exercise of employee stock options provided cash of $0.9 million during fiscal year 2002. In fiscal year 2001, financing activities provided $6.1 million. Approximately $5.7 million represented proceeds from the issuance of common stock upon the exercise of outstanding stock options, while approximately $0.4 million represented purchases of shares of the Company through its employee stock purchase plan.

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

Inflation

The Company believes that inflation has not had a material effect on the results of its operations to date.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 34% of total revenues in fiscal year 2003. International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds or EUROs. As of January 31, 2003, approximately 14% and 15% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of fiscal year 2003, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of January 31, 2003, approximately 2% and 6% of the Company’s cash and cash equivalents were denominated in British pounds and EUROs, respectively. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company’s short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from three to six months. Given the relatively short maturity periods of cash equivalents and short-term investments, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited.

Item 8.   Financial Statements and Supplementary Data

Financial statements and supplementary data of the Company are submitted as a separate section of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company will be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2003 and is incorporated in this report by reference.

Item 11.   Executive Compensation

Information regarding executive compensation will be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2003 and is incorporated in this report by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management will be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2003 and is incorporated in this report by reference.

Item 13.   Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2003 and is incorporated in this report by reference.

Item 14.   Controls and Procedures

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them, on a timely basis, material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of Form 10-K
	1	Financial Statements:
The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8 and Part IV, Items 14(a) and 14(d):

Index to Consolidated Financial Statements
Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	2	Schedules Supporting Financial Statements:

All schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes to the consolidated financial statements.

	3	Exhibits:
See Exhibit Index on the following page.
(b)	Reports on Form 8-K
The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

Exhibit Index
Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents
3.1	Amended and Restated Certificate of Incorporation of Convera	Form S-4 (Registration No. 333-50172), November 17, 2000
3.2	By-laws of Convera (Amended and Restated)	Filed Herewith
10.1	Incentive Stock Option Plan, dated April 1989	Form 10-K, April 22, 1991
10.2	1995 Incentive Plan, dated November 1995	Proxy Statement dated October 16,1995 for Annual Meeting of Shareholders
10.3	ConQuest Incentive Stock Option Plan, dated August 19, 1993	Form 10-K, April 30, 1996
10.5	Amended and Restated Excalibur Technologies Corporation 1996 Employee Stock Purchase Plan	Form S-4 (Registration No. 333-50172), November 17, 2000
10.6	Office Lease (1921 Gallows Road, Vienna, Virginia 22182), commencing May 1, 1999	Form 10-K, April 30, 1999
10.7	Employment agreement with James H. Buchanan, dated September 7, 1995	Form 10-K, April 30, 1999
10.8	Office lease (11000 Broken Land Parkway, Columbia Maryland), commencing June 15, 2000	Form 10-K, April 28, 2000
10.9	Convera Stock Option Plan	Form 8-K, May 3, 2000
10.10	Form of Transferred IP License Agreement between Intel Corporation and Convera	Form 8-K, May 3, 2000
10.11	Form of IP License Contribution Agreement between Intel Corporation and Convera	Form 8-K, May 3, 2000
10.12	Form of Registration Rights Agreement between Intel Corporation and Convera	Form 8-K, May 3, 2000
10.13	Contribution Agreement, dated as of September 13, 2000 between Convera and NBA Media Ventures, LLC	Form S-4 (Registration No. 333-50172), November 17, 2000
10.14	Form of Registration Rights Agreement between Convera and NBA Media Ventures, LLC	Form S-4 (Registration No. 333-50172), November 17, 2000
10.16	Office Lease (23245 NW Evergreen Parkway, Hillsboro, Oregon) commencing March 1, 2001	Form 10-K, May 1, 2001
10.17	Office Lease (1808 Aston Avenue, Carlsbad, California) commencing November 1, 2001	Form 10-K, April 30, 2002
10.18	Amended and Restated Convera Corporation 1996 Employee Stock Purchase Plan	Definitive Form 14C, December 18, 2001

Exhibit Index
Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents
10.19	Office Lease (2055 Gateway Place, San Jose, California), commencing February 1, 2003	Filed Herewith
21.01	Subsidiaries of Convera	Filed Herewith
23.01	Consent of Independent Auditors	Filed Herewith
99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERA CORPORATION
By: /s/ Patrick C. Condo Patrick C. Condo President and Chief Executive Officer
Date: April 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Patrick C. Condo Patrick C. Condo	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 29, 2003
/s/Christopher M. Mann Christopher M. Mann	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2003
/s/Ronald J. Whittier Ronald J. Whittier	Chairman of the Board	April 24, 2003
/s/Herbert A. Allen Herbert A. Allen	Director	April 23, 2003
/s/Herbert A. Allen, III Herbert A. Allen, III	Director	April 24, 2003
/s/Stephen D. Greenberg Stephen D. Greenberg	Director	April 29 2003
/s/Eli S. Jacobs Eli S. Jacobs	Director	April 23, 2003
/s/Donald R. Keough Donald R. Keough	Director	April 23, 2003
/s/William S. Reed William S. Reed	Director	April 22, 2003
Carl J. Rickertson	Director

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934 RULES 13A-14 AND 15D-14

        In connection with the Annual Report of Convera Corporation (the “Company”) on Form 10-K for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrick C. Condo, President and Chief Executive Officer of the Company, certify, pursuant to Securities Exchange Act of 1934 Rules 13a-14 and 15d-14, that:

(1)	I have reviewed this annual report on Form 10-K of Convera Corporation;
(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5)

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
(6)

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Patrick C. Condo Patrick C. Condo President and Chief Executive Officer April 30, 2003

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934 RULES 13A-14 AND 15D-14

        In connection with the Annual Report of Convera Corporation (the “Company”) on Form 10-K for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Christopher M. Mann, Chief Financial Officer of the Company, certify, pursuant to Securities Exchange Act of 1934 Rules 13a-14 and 15d-14, that:

(1)	I have reviewed this annual report on Form 10-K of Convera Corporation;
(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5)

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
(6)

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Christopher M. Mann Christopher M. Mann Chief Financial Officer April 30, 2003

REPORT OF INDEPENDENT AUDITORS
Board of Directors and Shareholders Convera Corporation

We have audited the accompanying consolidated balance sheets of Convera Corporation as of January 31, 2003 and January 31, 2002, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convera Corporation as of January 31, 2003 and January 31, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
McLean, Virginia March 15, 2003

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
	As of January 31,
ASSETS	2003	2002
Current Assets:
Cash and cash equivalents	$10,318	$17,628
Short term investments	20,148	40,087
Accounts receivable, net of allowance for doubtful accounts of $1,569 and $2,115, respectively	6,732	9,468
Prepaid expenses and other	2,509	2,715
Total current assets	39,707	69,898
Equipment and leasehold improvements, net of accumulated depreciation of $10,843 and $10,493, respectively	2,906	4,425
Other assets	3,154	3,754
Goodwill and other intangible assets	3,372	29
Total assets	$49,139	$78,106
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,069	$3,054
Accrued expenses	7,220	7,493
Accrued bonuses	919	2,204
Restructuring reserve	1,326	1,621
Deferred revenues	2,739	3,729
Total current liabilities	15,273	18,101
Restructuring reserve, net of current portion	1,494	2,129
Total liabilities	16,767	20,230
Commitments and Contingencies
Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 29,880,217 and 28,969,334 shares issued, respectively; 29,003,062 and 27,969,334 shares outstanding, respectively	299	280
Treasury stock at cost, 877,155 and 1,000,000 shares, respectively	(2,026)	(2,310)
Additional paid-in capital	1,053,455	1,050,053
Accumulated deficit	(1,018,540)	(989,429)
Accumulated other comprehensive loss	(816)	(718)
Total shareholders' equity	32,372	57,876
Total liabilities and shareholders' equity	$49,139	$78,106
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share data)
	For the Fiscal Year Ended January 31,
	2003	2002	2001
Revenues:
License	$13,062	$24,187	$34,576
Professional services	4,018	2,553	2,723
Maintenance	6,534	6,509	6,621
	23,614	33,249	43,920
Interactive services	-	979	7,602
	23,614	34,228	51,522
Cost of revenues:
License	3,243	5,932	4,511
Professional services	5,446	7,511	3,777
Maintenance	1,766	1,979	1,474
	10,455	15,422	9,762
Interactive services	-	3,960	7,846
	10,455	19,382	17,608
Gross margin:	13,159	14,846	33,914
Operating expenses:
Sales and marketing	20,018	33,747	22,591
Research and product development	11,639	22,500	12,722
General and administrative	8,642	10,214	6,279
Amortization of goodwill and other intangible assets	242	98,304	15,672
Incentive bonus payments due to employees	(138)	6,681	-
Restructuring charges	2,337	8,128	-
Reduction in goodwill and other long-lived intangible assets	-	754,424	-
Acquired in-process research and development	126	-	800
	42,866	933,998	58,064
Operating loss	(29,707)	(919,152)	(24,150)
Other income, net	636	4,191	1,368
Net loss before income taxes	(29,071)	(914,961)	(22,782)
Income tax benefit	-	4,452	-
Net loss	(29,071)	(910,509)	(22,782)
Dividends on preferred stock	-	-	10
Net loss applicable to common shareholders	$(29,071)	$(910,509)	$(22,792)
Basic and diluted net loss per common share	$(1.01)	$(20.08)	$(1.22)
Weighted-average number of common shares outstanding - basic and diluted	28,854,291	45,348,739	18,713,717
Comprehensive loss:
Net loss	$(29,071)	$(910,509)	$(22,782)
Foreign currency translation adjustment	(98)	(29)	(691)
Comprehensive loss	$(29,169)	$(910,538)	$(23,473)
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share data)
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Compre- hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, January 31, 2000	27,180	$271	14,646,452	$146	-	$-	$78,024	$(56,138)	$2	$22,305
Issuance of common stock upon exercise of options	-	-	701,480	7	-	-	5,653	-	-	5,660
Issuance of common stock for Employee Stock Purchase Plan	-	-	12,252	-	-	-	413	-	-	413
Conversion of preferred stock	(27,180)	(271)	271,800	3	-	-	268	-	-	-
Issuance of common stock related to IMS merger	-	-	27,156,422	272	-	-	922,806	-	-	923,078
Issuance of common stock to NBA	-	-	4,746,221	47	-	-	74,706	-	-	74,753
Tax benefit related to common options	-	-	-	-	-	-	12,322	-	-	12,322
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(691)	(691)
Net loss	-	-	-	-	-	-	-	(22,782)	-	(22,782)
Balance, January 31, 2001	-	-	47,534,627	475	-	-	1,094,192	(78,920)	(689)	1,015,058
Issuance of common stock upon exercise of options	-	-	28,150	-	-	-	232	-	-	232
Issuance of common stock for Employee Stock Purchase Plan	-	-	152,778	2	-	-	700	-	-	702
Capital contribution from Intel	-	-	-	-	-	-	5,422	-	-	5,422
Purchase and retirement of common stock	-	-	(19,746,221)	(197)	(1,000,000)	(2,310)	(50,493)	-	-	(53,000)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(29)	(29)
Net loss	-	-	-	-	-	-	-	(910,509)	-	(910,509)
Balance, January 31, 2002	-	-	27,969,334	280	(1,000,000)	(2,310)	1,050,053	(989,429)	(718)	57,876
Stock adjustment for previously retired treasury stock	-	-	1,000,000	10	-	-	(10)	-	-	-
Issuance of common stock upon exercise of options	-	-	10,810	-	-	-	14	-	-	14
Issuance of common stock for Employee Stock Purchase Plan	-	-	73	-	-	-	-	-	-	-
Issuance of common stock for Employee Stock Purchase Plan	-	-	-	-	122,845	284	-	(40)	-	244
Issuance of common stock related to Semantix merger	-	-	900,000	9	-	-	3,398	-	-	3,407
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(98)	(98)
Net loss	-	-	-	-	-	-	-	(29,071)	-	(29,071)
Balance, January 31, 2003	-	$-	29,880,217	$299	(877,155)	$(2,026)	$1,053,455	$(1,018,540)	$(816)	$32,372
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	For the Fiscal Year Ended January 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(29,071)	$(910,509)	$(22,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,258	2,294	1,329
Provision for doubtful accounts	400	3,420	828
Amortization of goodwill and other intangibles	242	98,304	15,672
Non-cash restructuring charges	425	1,769	-
Acquired in-process research and development	126	-	800
Write off of investments	-	481	-
Deferred tax benefit	-	(4,452)	-
Reduction of goodwill and other long-lived assets	-	754,424	-
Changes in operating assets and liabilities,net of effects from acquisition:
Accounts receivable	1,812	4,256	(5,150)
Prepaid expenses and other	2,330	(695)	(1,782)
Accounts payable, accrued expenses and accrued bonuses	(2,508)	3,206	2,475
Restructuring reserve	(1,112)	3,750	-
Deferred revenues	(1,103)	(896)	833
Net cash used in operating activities	(26,201)	(44,648)	(7,777)
Cash Flows from Investing Activities:
Purchase of investments	(70,072)	(201,208)	(118,625)
Proceeds from maturities of investments	90,036	279,923	-
Purchases of equipment and leasehold improvements	(710)	(5,647)	(1,792)
Cash acquired in acquisition of business	377	-	150,000
Direct acquisition costs	(248)	(1,416)	(2,047)
Net cash used provided by investing activities	19,383	71,652	27,536
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net	244	702	413
Repurchase of common stock	-	(53,000)	-
Proceeds from the exercise of stock options	14	232	5,653
Capital contribution from Intel	-	5,422	-
Net cash provided by (used in) financing activities	258	(46,644)	6,066
Effect of Exchange Rate Changes on Cash	(750)	207	352
Net Increase (Decrease) in Cash and Cash Equivalents	(7,310)	(19,433)	26,177
Cash and Cash Equivalents, beginning of year	17,628	37,061	10,884
Cash and Cash Equivalents, end of year	$10,318	$17,628	$37,061
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

As of January 31, 2003 and 2002, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen (collectively “Allen & Company”) beneficially owns more than 50% of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, value-added resellers, application service providers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and implementation support services.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to: the dependence upon the timing of the closing on sales of software licenses; the effect of general economic conditions on demand for the Company’s products and services, including reduced corporate IT spending and lengthier sales cycles; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company’s product marketing and product distribution strategies; changes in the nature or timing of the product development plan as determined by the Company; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; possible disruption in commercial activities caused by terrorist activity and armed conflict, such as changes in logistics and security arrangements; and the availability of additional capital financing on terms acceptable to the Company.

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

Revenue from the sale of software licenses is recognized upon shipment of product, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Historically, the Company has not experienced significant returns or exchanges of its products.

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

Maintenance revenue related to customer support agreements is deferred and recognized ratably over the term of the respective agreements. Customer support agreements generally include bug fixes, telephone support and product release upgrades on a when and if available basis. When the Company provides a software license and the related customer support arrangement for one bundled price, the fair value of the customer support, based on the price charged for that element when sold separately, is deferred and recognized ratably over the term of the respective agreement.

The Company incurs shipping and handling costs which are recorded in cost of license revenues.

Research and Development Costs

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” requires the capitalization of certain software development costs once technological feasibility is established, which for the Company generally occurs upon completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Advertising

Advertising costs are expensed as incurred. The Company incurred approximately $20, $195 and $347 in advertising costs for the years ended January 31, 2003, 2002 and 2001, respectively.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25).” The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made under the respective plans made in fiscal years 2003, 2002 and 2001 consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below.

	2003	2002	2001
Net loss, as reported	$29,071	$910,509	$22,782
Pro forma compensation expense	8,246	10,327	10,798
Pro forma net loss	$37,317	$920,836	$33,580
Basic and diluted net loss per common share, as reported	$(1.01)	$(20.08)	$(1.22)
Basic and diluted net loss per common share, pro forma	$(1.29)	$(20.31)	$(1.79)

The pro forma net loss after applying the provisions of SFAS No. 123 is not necessarily representative of the effects on reported net loss for future years due to, among other things, vesting period of the stock options and the fair value of additional options in future years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. The following table shows the assumptions used for the grants that occurred in each fiscal year.

	2003	2002	2001
Expected volatility	95%	90%	80%
Risk free interest rates	3.0% to 4.6%	4.2% to 4.8%	5.2% to 6.5%
Dividend yield	None	None	None
Expected lives	5 years	5 years	5 years

The weighted average fair value per share for stock option grants that were awarded in fiscal years 2003, 2002 and 2001 was $2.69, $3.38 and $10.98, respectively. See Note 13 for additional information related to the Company’s stock compensation plans.

Net Loss Per Common Share

The Company follows SFAS No. 128, “Earnings Per Share,” for computing and presenting net loss per share information. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common equivalent shares and unexercised stock options as the computation would be anti-dilutive. A reconciliation of the net loss available to common stockholders and the number of shares used in computing basic and diluted net loss per share is in Note 12.

Translation of Foreign Financial Statements

The functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period. Foreign currency translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains or losses are recorded in operating expenses and were not significant for the years ended January 31, 2003, 2002 and 2001.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximates fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Management believes that the Company’s investment policy limits the Company’s exposure to concentrations of credit risk. The Company sells its products primarily to major corporations, including distributors that serve a wide variety of U.S. and foreign markets, and to government agencies. The Company extends credit to its corporate customers based on an evaluation of the customer’s financial condition, generally without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses.

Valuation Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectible Accounts Written Off, Net of Recoveries	Balance at End of Period
Year Ended January 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,115	$400	$(946)	$1,569
Year Ended January 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,231	$3,420	$(2,536)	$2,115
Year Ended January 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$831	$828	$(428)	$1,231

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

Short Term Investments

Highly liquid investments with maturities of one year or less at the time of purchase are classified as short-term investments. Short-term investments consist primarily of U.S. Government treasury bills and are carried at amortized cost. The Company also has a certificate of deposit for $71, which is pledged to collateralize a letter of credit required for a leased facility.

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes at the tax rates expected to be in effect when the differences reverse. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a full valuation allowance against its net deferred tax assets as of January 31, 2003.

Equipment and Leasehold Improvements

Office furniture and computer equipment are recorded at cost. Depreciation of office furniture and equipment is provided on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements and leased assets are provided on a straight-line basis over the shorter of the term of the applicable lease or the useful life of the asset.

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in current operations.

Goodwill and Other Intangible Assets

Convera’s acquisitions of other companies typically result in the acquisition of certain intangible assets and goodwill. During the year ended January 31, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Any goodwill resulting from such acquisitions is associated with the Company’s corporate reporting unit, since the Company does not have multiple reporting units. The impairment of goodwill is assessed on an annual basis or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value. This assessment is performed by comparing the market value of the Company’s outstanding common stock with the carrying amount of the Company’s net assets, including goodwill. If the market value exceeds the carrying amount of the Company’s net assets, impairment of Goodwill does not exist. If the market value is less than the carrying amount of the Company’s net assets, the Company will perform further analysis and may be required to record an impairment. The Company continues to amortize intangible assets that are deemed to have a finite useful life, and amortization is being charged to income on a straight-line basis over the periods estimated to benefit. Developed technology recorded as a result of Semantix acquisition is being amortized on a straight-line basis over five years.

Impairment of Long-Lived Assets

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company’s assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment.

During the year ended January 31, 2002, prior to the adoption of SFAS No. 142 and SFAS No. 144, Convera determined that the goodwill and certain intangible assets associated primarily with the Combination were impaired, and Convera recorded a charge of $754,424 related to that impairment. See Note 4. The Company believes there are no other intangible asset impairments in fiscal year 2003 and there were no asset write-downs in fiscal year 2003.

Reclassifications

Certain amounts presented in the prior years’ financial statements have been reclassified to conform with the fiscal year 2003 presentation.

Recent Pronouncements

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for the costs associated with exit or disposal activities be recognized and measured initially at fair value when the liability is incurred rather than the date the Company commits to a disposal plan.  SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The principal effect of applying FAS No. 146, which was not significant, to the Company’s January 31, 2003 financial statements, will be on the timing of cost recognition of any such disposal activities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

(3)     ACQUISITIONS

On March 7, 2002, the Company acquired 100% of the outstanding capital stock of Semantix Inc., a private Canadian software company specializing in cross-lingual processing and computational linguistics technology, for 900,000 shares of restricted Convera common stock and approximately $24 in cash. Semantix Inc. became a wholly owned subsidiary of Convera under the name Convera Canada, Inc. This acquisition broadened the linguistic capabilities of the Convera RetrievalWare® search and retrieval technology, specifically in the areas of cross-lingual search and the continued development of language capabilities to support the needs of specialized vertical markets. It also enabled the Company to derive greater revenues through the direct sales of language modules to new and existing customers.

This acquisition has been accounted for using the purchase method of accounting, and the results of operations of Convera Canada, Inc. have been included in the Company’s consolidated statements of operations from the date of acquisition. The purchase price was determined to be approximately $4,403, which included liabilities assumed of approximately $748 and approximately $224 of transaction and direct acquisition costs. The shares issued to Semantix Inc. as consideration were valued based on the average market price of Convera stock from March 5, 2002 through March 11, 2002, or two business days before and after the date the terms of the acquisition were agreed to and announced, which was March 7, 2002. The purchase price was allocated to the assets acquired based on their estimated fair values on the acquisition date as follows (in thousands):

Tangible assets acquired	$663
Developed technology	1,346
Acquired in-process research and development	126
Goodwill	2,268
Total purchase price	$4,403

Developed technology is being amortized on a straight-line basis over five years. To determine the fair market value of the developed technology, the Company used the relief from royalty method, which uses the amount of royalty expense the Company would have incurred if the developed technology was licensed in an arms length transaction instead of purchased. The acquired in-process research and development (“IPRD”) of $126 was expensed immediately since the related technology had not reached technological feasibility as of the date of the acquisition. To determine the value of the IPRD, the discounted cash flow method, which entails a projection of the prospective cash flows to be generated from the sale of the technology over a discrete period of time, discounted at a rate in order to calculate present value, was used. The remainder of the purchase price minus the tangible assets acquired and the intangible assets created was allocated to goodwill. Goodwill is not being amortized but is reviewed at least annually for impairment in accordance with SFAS No. 142. There was no impairment of goodwill recorded for the year ended January 31, 2003.

The following unaudited pro forma information has been prepared assuming that the acquisition had taken place at the beginning of the year ended January 31, 2003 and the beginning of the year ended January 31, 2002, respectively. The amount of the purchase price allocated to IPRD has been excluded from the pro forma information, as it is a non-recurring item. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

Pro forma information (unaudited):

	Year ended January 31,
	2003	2002
Revenues	$23,625	$34,247
Net loss	(30,104)	(913,295)
Basic and diluted net loss per common share	(1.04)	(19.75)

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

The Combination was accounted for using the purchase method of accounting and accordingly, the results of operations of the IMS division have been included in the Company’s financial statements from the date of acquisition. The purchase price for the IMS division was determined to be approximately $925,125, which included approximately $2,047 of transaction and direct acquisition costs less approximately $593 in costs to register and issue the shares. The shares issued to Intel as consideration for the contribution of assets were valued based on the market price when the Combination was originally announced. The purchase price was allocated to the assets acquired based on their estimated fair values on the acquisition date as follows:

Net tangible assets acquired	$150,711
Developed technology	9,090
Assembled workforce	4,070
Customer contracts	3,010
Acquired in-process research and development	800
Net deferred tax liabilities	(12,322)
Goodwill	769,766
Total purchase price	$925,125

In connection with the Combination, the Company recorded a charge for acquired in-process research and development (“IPRD”) of approximately $800 in the year ended January 31, 2001. The purchased IPRD represented the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at December 21, 2000, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of market size and growth factors, expected industry trends, the anticipated nature and timing of product introduction and the estimated life of the underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after tax cash flows. Projected operating expenses included cost of sales, sales and marketing and general and administrative expenses.

(4)     REDUCTION IN GOODWILL AND OTHER LONG-LIVED ASSETS

The Company recorded a charge of $754,424 during fiscal year 2002 for reduction of goodwill and other long-lived assets. On September 20, 2001, the Company announced that it had terminated its agreement with the National Basketball Association (“NBA”) to provide interactive content services. The termination of this agreement was part of the Company’s decision to exit the interactive media services market and focus on its enterprise information infrastructure software products. In connection with this shift in focus, on October 4, 2001, the Company closed facilities in Hillsboro, Oregon and Lafayette, Colorado, and all positions supporting the interactive media services offerings and the related content security technology development were eliminated.

Following the termination of the NBA contract and the Company’s change in focus, the Company evaluated the recoverability of the intangible and other long-lived assets, including goodwill, associated with the Combination and associated with the NBA agreement. The intangible assets acquired in the Combination, including developed technology, customer contracts and assembled workforce, were primarily related to the interactive media services offerings. The assessment of recoverability was performed pursuant to SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of.”

The unamortized balance of intangible assets associated with the NBA agreement was approximately $67,318. Having no future economic benefit to the Company, this unamortized balance was written down to zero during fiscal year 2002. As a result of the Company’s shift in focus, there were no future cash flows expected to be generated from the intangible assets acquired in the Combination; thus, the unamortized balance of approximately $9,764 related to these intangible assets was written down to zero during fiscal year 2002. Since the assets acquired from Intel were never integrated into the Company’s overall operations, the goodwill associated with the Combination was evaluated for impairment along with the other intangible assets acquired from Intel. As a result, the unamortized goodwill balance of $675,896 was written down to zero during fiscal year 2002. In addition, there was an impairment charge of approximately $1,446 to reflect the value of certain computer equipment and furniture that was either written down to fair value or disposed of in connection with the closing of the various facilities described above.

(5)     RESTRUCTURINGS

During the fiscal year 2003, the Company adopted restructuring plans in its continued effort to align its operations around key vertical markets and to streamline operations. As a result of these restructuring plans in the first, second and fourth quarters of fiscal year 2003, the Company reduced its workforce by a total of 115 employees, including 39 from the sales group, 32 from the engineering group, 23 from the professional services group, 13 from the marketing group and eight from the general and administrative group. The Company recorded restructuring charges of approximately $2,518 related to employee severance costs for the year ended January 31, 2003. The amount presented in the statement of operations for the year ended January 31, 2003 is recorded net of approximately $180, reflecting the payment of lower than estimated severance amounts related to previous restructuring actions. A non-cash charge of approximately $245 relating to the write-down to their net realizable value of capitalized assets no longer in use was also recorded during fiscal year 2003.

The Company had previously adopted restructuring plans in the second and third quarters of fiscal year 2002 in response to the downturn in the economy and in conjunction with the integration of the IMS division’s operations following the Combination. The Company’s total workforce was reduced by 92 employees worldwide, including 64 from the engineering group, 13 from the professional services group, seven from the general and administrative group, five from the sales group and two from the marketing group. As part of these restructuring plans, the Company eliminated operations supporting the digital content security and interactive services business units and closed offices in Hillsboro, Oregon and Lafayette, Colorado. The Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors. The Company recorded approximately $8,128 in restructuring charges for the year ended January 31, 2002. The restructuring charges included approximately $1,338 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1,578 for employee severance costs and approximately $5,212 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado. A non-cash charge of approximately $1,769 relating to the write-down of facility improvements to their net realizable value was also recorded during fiscal year 2002.

The following table sets forth a summary of the restructuring charges, the payments made against those charges and the remaining restructuring liability as of January 31, 2003:

	FY02 restructuring charges	FY03 restructuring charges	Total	Non-cash reserve adjustments	FY02 payments	FY03 payments	Accrued restructuring costs at January 31, 2003
Employee severance and other termination benefits	$1,578	$2,518	$4,096	$(180)	$(1,362)	$(2,167)	$387
Estimated costs of facilities closing	5,212	-	5,212	(2,014)	(359)	(726)	2,113
Contractual obligations	1,338	-	1,338	-	(888)	(130)	320
Total	$8,128	$2,518	$10,646	$(2,194)	$(2,609)	$(3,023)	$2,820

The Company paid approximately $3,023 and $2,609 against the restructuring reserve in the fiscal years ended January 31, 2003 and 2002, respectively. Non-cash charges represent the write-down of facility improvements included in the estimated costs of facilities closings. As of January 31, 2003, unpaid amounts of $1,326 and $1,494 have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs and contractual obligations will be substantially paid during the next three quarters. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

(6)     INCENTIVE BONUS PAYMENTS

Specified former Intel employees who became Convera employees and remained employed through September 30, 2002 are receiving payments representing the excess of the calculated aggregate gain they would have realized on forfeited Intel stock options that would have vested between 2002 and 2005, based on the fair value of Intel shares at a fixed date prior to the closing of the Combination, over the calculated aggregate gain on Convera stock options as of September 30, 2002. The incentive bonus payments have been fully expensed as of January 31, 2003. The Company made payments of $438 related to these incentive bonuses in the fiscal year 2003, and the remaining $876 will be paid out over the next three quarters.

On May 16, 2001, the Company paid approximately $5,422 in bonuses to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees’ continued employment at Convera, and the Company recorded the majority of this bonus in operations in the first quarter of fiscal year 2002.

(7)     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at January 31, 2003 and 2002 consisted of the following:

	2003	2002
Computer equipment	$10,174	$11,338
Office furniture	2,904	2,934
Leasehold improvements	671	646
	13,749	14,918
Less accumulated depreciation	(10,843)	(10,493)
	$2,906	$4,425

Depreciation expense for fiscal years 2003, 2002 and 2001 was $2,258, $2,294 and $1,329 respectively.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Net goodwill and other acquisition-related intangibles at fiscal year ends were as follows:

	2003	2002
Goodwill	$2,268	$576
Developed technology	1,346	-
	3,614	576
Less accumulated amortization	(242)	(547)
	$3,372	$29

Amortization expense for fiscal years 2003, 2002 and 2001 was $242, $98,304 and $15,672, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2004 - $269; 2005 - $269; 2006 - $269; 2007 - $269; and 2008 - $28.

The Company’s fiscal year 2002 results of operations do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on February 1, 2001, the net loss and basic and diluted net loss per common share would have been the adjusted amounts indicated below:

	Fiscal year ended January 31, 2002
	Net loss	Net loss per basic and diluted common share
As reported	$(910,059)	$(20.08)
Add goodwill amortization	118	(1.00)
Adjusted	$(910,391)	$(20.08)

Goodwill is nondeductible for tax purposes.

(9)     ACCRUED EXPENSES

Accrued expenses at January 31, 2003 and 2002 consisted of the following:

	2003	2002
Accrued payroll	$1,006	$1,399
Accrued facility costs	4,007	4,007
Accrued consulting fees	917	917
Other	1,290	1,170
	$7,220	$7,493

(10)     INCOME TAXES

The Components of the benefit from income taxes are as follows:

	For the Fiscal Year Ended January 31,
	2003	2002	2001
Current tax benefit
Federal	$-	$-	$-
State	-	-	-
	$-	$-	$-
Deferred tax benefit
Federal	$-	$4,006	$-
State	-	446	-
	$-	$4,452	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of:

	For the Fiscal Year Ended January 31,
	2003		2002		2001
Current tax benefit	$(10,048)	(35)%	$(320,236)	(35)%	$(7,974)	(35)%
Effect of:
State benefits, net of federal benefits	(1,039)	(4)%	(6,022)	(1)%	(350)	(1)%
Goodwill	-	0%	266,193	21%	4,876	21%
Other	51	0%	-	0%	43	0%
Valuation allowance	11,036	38%	55,613	15%	3,405	15%
	$-	0%	$(4,452)	0%	$-	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s net deferred tax assets at January 31, 2003 and 2002 were as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards, not yet utilized	$54,309	$51,658
Restructuring reserve	1,097	1,459
Other	10,561	2,926
Total deferred tax assets	65,967	56,043
Valuation allowance	(65,967)	(55,613)
	-	430
Deferred tax liabilities:
Acquired intangibles	-	-
Other	-	(430)
Total deferred tax liabilities	-	(430)
Net deferred tax assets (liabilities)	$-	$-

At January 31, 2003, the Company had net operating loss carryforwards (“NOLs”) of approximately $141,614 that expire at various dates through fiscal year 2022. The use of these NOLS may be limited by Section 382 of the Internal Revenue Code as a result of the Combination. Approximately $12,500 of the NOLs relate to stock option exercises, and $8,053 and $631 relate to UK and Canada operations, respectively. The tax benefit associated with the stock option exercises will be credited to equity when and if realized.

As of January 31, 2001, the Company had deferred tax liabilities resulting from intangible assets generated in the Combination and the NBA contribution agreement. In fiscal year 2002 the Company recorded a reduction in goodwill and other long-lived assets (see Note 4), which eliminated the intangible assets that gave rise to the deferred tax liabilities.

As of January 31, 2003, the Company’s deferred tax assets, which are primarily related to NOL carryforwards generated by the Company, exceeded the deferred tax liabilities. As the Company has not generated earnings and no assurance can be made of future earnings needed to utilize these NOLs, a valuation allowance in the amount of the net deferred tax asset has been recorded.

(11)     CAPITALIZATION

The authorized capital stock of Convera consists of 100 million shares of Class A voting common stock, par value $0.01 per share, 40 million shares of Class B non-voting common stock, par value $0.01 per share, and five million shares of cumulative convertible preferred stock, par value $0.01 per share.

During the fiscal year 2002, the Company announced a stock repurchase program whereby the Company may repurchase up to $10 million of the Company’s common stock in the open market, through block trades or in privately negotiated transactions. The timing and amount of any shares repurchased are determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. There have been no repurchases under this program.

Stock Repurchases

During the fourth quarter of the fiscal year ended January 31, 2002, the Company purchased 4,746,221 shares of Class A common stock from NBA Media Ventures, LLC (“NBA”), representing the entirety of its holdings, for $11 million, or $2.31 per share. The Company also purchased a total of 15,000,000 shares of common stock, consisting of 2,792,962 shares of Class A voting common stock and 12,207,038 shares of Class B non-voting common stock, from Intel Corporation for $42 million, or $2.80 per share. The entirety of the Class B shares and all but 1,000,000 shares of the Class A common stock that was repurchased were retired in the fourth quarter of fiscal year 2002. The 1,000,000 shares of treasury stock relate to shares reserved for issuance under the Company’s Employee Stock Purchase Plan and were recorded as a $2,310 reduction to shareholders’ equity in the Company’s consolidated balance sheets as of January 31, 2002.

In January 2002, Allen Holding, Inc., together with Herbert A. Allen and Allen & Company Incorporated, its wholly owned subsidiary, purchased the remaining 12,156,422 shares of Convera Class A common stock held by Intel. As a result, Allen Holding, Inc. owns approximately 53.7% of the outstanding shares of Convera Class A common stock as of January 31, 2003.

(12) NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	For the Fiscal Year Ended January 31,
	2003	2002	2001
Numerator:
Net loss	$(29,071)	$(910,509)	$(22,782)
Less: Dividends on preferred stock	-	-	10
Net loss applicable to common shareholders	$(29,071)	$(910,509)	$(22,792)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	28,854,291	45,348,739	18,713,717
Basic and diluted net loss per common share	$(1.01)	$(20.08)	$(1.22)

The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be antidilutive:

	For the Fiscal Year Ended January 31,
	2003	2002	2001
Stock options	22,654	1,399,512	4,810,862

(13)     EMPLOYEE BENEFIT PLANS

Stock Options

The Convera 2000 stock option plan was approved by Excalibur shareholders in December 2000 in connection with and as a condition to the Combination. The stock option plan authorizes the granting of stock options and other forms of incentive compensation to purchase up to 11.25 million shares of the Company’s Class A common stock in order to attract, retain and reward key employees. In addition, at the closing of the Combination, Convera assumed Excalibur’s existing stock option plans. The plans are administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options pursuant to the plans and the terms and option exercise prices of the stock options. Of the total number of shares authorized for stock options, options to purchase 8,813,654 shares are outstanding as of January 31, 2003. The Company has a total of 13,643,065 shares of Class A common stock reserved for the issuance of warrants and options under the plans as of January 31, 2003.

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

Upon consummation of the Combination, the Company granted options to purchase 7,028,248 shares of Class A common stock to employees with an exercise price of $20.52 per share representing the average of the closing prices of Excalibur common stock for the five trading days immediately preceding the closing date. There was no compensation expense recorded in connection with these grants, since the fair value of the Company’s common stock on the date of grant was less than the exercise price.

During the second quarter of the fiscal year ended January 31, 2002, the Company announced a voluntary stock option exchange program (the Offer) for its employees and directors. Under this program, existing option holders had the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date. The Offer was open until 12:00 AM Eastern Time on July 9, 2001 (the Expiration Date). Any option holder electing to participate in the exchange program was also required to exchange any options granted to him or her during the six months preceding the Expiration Date, and to not receive any additional option grants until the replacement grant date. A total of 7,241,569 options were surrendered for exchange under this program. On January 14, 2002 (the Replacement Grant Date), the Company granted a total of 6,248,247 shares of the replacement options at $4.38 per share. The exercise price of the replacement options was equal to the closing sale price of our common stock on the NASDAQ National Market on the business day preceding the Replacement Grant Date. The exchange program was designed to comply with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” and did not result in any additional compensation charges or variable plan accounting.

The following table summarizes the Company’s activity for all of its stock option awards:

	Number of Options	Range of Exercise Prices			Weighted-Average Exercise Price
Balance, January 31, 2000	2,676,955	$1.04	-	24.00	$9.09
Granted	7,809,198	15.69	-	67.19	21.51
Exercised	(702,179)	3.11	-	36.50	8.06
Canceled	(109,554)	4.75	-	60.13	17.95
Balance, January 31, 2001	9,674,420	$1.04	-	67.19	$19.09
Granted	8,711,497	2.34	-	18.81	4.71
Exercised	(28,150)	4.75	-	15.00	8.24
Canceled	(8,873,458)	3.80	-	67.19	19.24
Balance, January 31, 2002	9,484,309	$1.04	-	59.75	$5.77
Granted	1,413,400	1.41	-	4.20	3.64
Exercised	(10,810)	1.04	-	2.07	1.26
Canceled	(2,073,245)	1.41	-	59.75	6.43
Balance, January 31, 2003	8,813,654	$1.45	-	52.75	$5.25

Options to purchase 4,734,479, 3,622,523 and 2,418,198 shares of the Company’s common stock were vested and exercisable at January 31, 2003, 2002 and 2001, respectively, at weighted-average exercise prices of $5.76, $6.36 and $11.84 per share, respectively.

The following table summarizes additional information about stock options outstanding at January 31, 2003:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.45	to	$3.76	629,774	9.42	years	$3.21	64,875	$3.46
$3.77	to	$4.20	1,231,824	8.95		4.00	229,159	4.00
$4.25	to	$4.38	5,301,999	7.81		4.38	3,009,311	4.38
$4.42	to	$8.19	1,028,647	4.05		5.46	953,385	5.45
$8.25	to	$52.75	621,410	6.01		16.88	477,749	16.19
			8,813,654	7.52	years	$5.25	4,734,479	$5.76

Employee Stock Purchase Plan

In December 2000, the Excalibur shareholders approved the amendment of the Excalibur 1996 employee stock purchase plan (“ESPP”), now in effect for Convera. The employee stock purchase plan is available for all active employees and provides that participating employees may purchase common stock each plan quarter at a purchase price equal to the lesser of 85% of the closing price on the date of purchase or 85% of the closing price on the date of grant. Payment for the shares is made through authorized payroll deductions of up to 10% of eligible annual compensation.

Of the 250,000 shares of Class A common stock that were reserved for issuance thereunder, 73, 152,778 and 12,252 shares were purchased by employees in fiscal years 2003, 2002 and 2001, respectively.

During the fourth quarter of the fiscal year ended January 31, 2002, the Convera shareholders approved an amendment to the ESPP authorizing an additional 1,000,000 shares to be reserved for issuance under the plan. These shares were included as treasury stock as of January 31, 2002 and are released from the treasury as employees purchase the shares through the ESPP. During the fiscal year 2003, 122,845 shares were purchased by the employees, leaving 877,155 shares in treasury.

Employee Savings Plan

The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating eligible employees in the United States may defer up to 100 percent of their pre-tax salary, but not more than statutory limits. The plan was amended in the fiscal year ended January 31, 2001 to allow the Company to match $0.50 on every dollar up to the maximum of 8% of the employee’s contribution on total compensation.

For the fiscal years ended January 31, 2003, 2002 and 2001, the Company contributed approximately $560, $760 and $221, respectively, to the employee savings plan.

(14)     COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations using leased office facilities. The leases terminate at various dates through fiscal year 2008 with options to renew. Certain leases provide for scheduled rent increases and obligate the Company to pay shared portions of the operating expenses such as taxes, maintenance and repair costs. The Company also has operating leases for equipment and its foreign subsidiary has operating leases for automobiles that are included in the figures below. Future minimum rental payments under non-cancelable operating leases as of January 31, 2003 are as follows:

Year Ending January 31,
2004	$3,214
2005	2,782
2006	1,572
2007	851
2008	63
$8,482

Total rental expense under operating leases was approximately $3,174, $3,604 and $2,453 in fiscal years 2003, 2002 and 2001, respectively.

Contingencies

On November 1, 2001, DSMC, Incorporated (“DSMCi”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi’s trade secrets, engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), an affiliate of the National Geographic Society, to obtain access to DSMCi’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5,000 in actual damages and $10,000 in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. The Company is in the process of investigating the allegations and at this time believes that they are without merit. From time to time, the Company is a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including that noted above. The Company believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse affect on its financial position, operations or cash flow. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions or future actions be unfavorable, Convera’s financial position, operations and cash flows could be materially and adversely affected.

(15)     SEGMENT REPORTING

The Company is principally engaged in the design, development, marketing and support of enterprise search, retrieval and categorization solutions. Substantially all of the Company’s revenues result from the sale of the Company’s software products and related services. Accordingly the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	For the Fiscal Year Ended January 31,
	2003	2002	2001
Sales to customers:
United States	$15,343	$24,894	$36,359
United Kingdom	3,958	5,738	12,891
All Other	4,313	3,596	2,272
	$23,614	$34,228	$51,522
Long-lived assets:
United States	$8,706	$7,501	$848,345
All Other	726	707	170
	$9,432	$8,208	$848,515

Major Customers

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $6,591, $4,904 and $5,021, respectively, in the fiscal years ended January 31, 2003, 2002 and 2001. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 28%, 14% and 10%, respectively. For the fiscal years ended January 31, 2003 and 2002, no individual customer accounted for more than 10% of the Company’s total revenues. For the fiscal year ended January 31, 2001, one customer accounted for 15% of the Company’s total revenues.

(16)     SUBSEQUENT EVENT

On March 12, 2003, the Company announced a $1,533 development and investment agreement with In-Q-Tel, a private venture group funded by the Central Intelligence Agency (“CIA”). In conjunction with this transaction, In-Q-Tel received two-year warrants to purchase 137,711 shares of Convera common stock at an exercise price of $2.00 per share. The warrants had an aggregate value of approximately $380 using the Black-Scholes option-pricing model with the following assumptions: expected volatility – 108%; risk free interest rate – 2.12%; dividend yield – none; and expected life – 2 years.

(17)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	For the Fiscal Year Ended January 31,
	2003	2002	2001
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Retirement of common stock	$-	$(50,690)	$-
Issuance of common stock for acquisition of Semantix assets	3,407	-	-
Issuance of common stock for acquisition of IMS assets	-	-	925,125
Issuance of Class A common stock in exchange for certain contributed NBA assets	-	-	74,753
Stock options exercised under deferred compensation arrangements	-	-	7
Preferred stock converted to Class A common stock	-	-	271

(18)     SELECTED QUARTERLY INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003:
Revenues	$6,293	$5,036	$6,250	$6,035
Gross margin	3,220	2,502	3,625	3,812
Operating loss	(9,837)	(9,154)	(6,270)	(4,446)
Restructuring charges	847	1,043	-	447
Net loss	(9,610)	(8,995)	(6,130)	(4,336)
Basic and diluted loss per common stock	$(0.34)	$(0.31)	$(0.21)	$(0.15)
2002:
Revenues	$6,325	$10,313	$8,836	$8,754
Gross margin	148	4,294	4,246	6,160
Operating loss	(63,036)	(52,518)	(795,619)	(7,977)
Restructuring charges	-	2,933	5,195	-
Reduction in goodwill and other - long-lived intangible assets	-	-	754,424	-
Net loss	(58,818)	(50,900)	(793,300)	(7,490)
Basic and diluted loss per common stock	$(1.24)	$(1.07)	$(16.64)	$(0.19)

The Company calculated earnings per share on a quarter-by-quarter basis in accordance with GAAP. Quarterly earnings per share figures may not total earnings per share for the year due to the weighted average number of shares outstanding.