Form 10-Q
period 2003-04-30
CONVERA CORP
filed 2003-06-13
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)   Yes  |   |    No  |X|

The number of shares outstanding of the registrant’s Class A common stock as of June 6, 2003 was 29,047,481.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
ASSETS	April 30, 2003 (Unaudited)	January 31, 2003
Current Assets:
Cash and cash equivalents	$14,029	$10,318
Short term investments	10,303	20,148
Accounts receivable, net of allowance for doubtful accounts of $1,786 and $1,569, respectively	7,969	6,732
Prepaid expenses and other	2,952	2,509
Total current assets	35,253	39,707
Equipment and leasehold improvements, net of accumulated depreciation of $11,269 and $10,843, respectively	2,512	2,906
Other assets	3,014	3,154
Goodwill and other intangible assets	3,305	3,372
Total assets	$44,084	$49,139
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,435	$3,069
Accrued expenses	7,244	7,220
Accrued bonuses	1,385	919
Restructuring reserve	1,106	1,326
Deferred revenues	2,874	2,739
Total current liabilities	16,044	15,273
Restructuring reserve, net of current portion	1,381	1,494
Total liabilities	17,425	16,767
Commitments and Contingencies
Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 29,881,154 and 29,880,217 shares issued, respectively; 29,033,634 and 29,003,062 shares outstanding, respectively	299	299
Treasury stock at cost, 847,520 and 877,155 shares, respectively	(1,958)	(2,026)
Additional paid-in capital	1,053,840	1,053,455
Accumulated deficit	(1,024,463)	(1,018,540)
Accumulated other comprehensive loss	(1,059)	(816)
Total shareholders' equity	26,659	32,372
Total liabilities and shareholders' equity	$44,084	$49,139
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited) (in thousands, except share and per share data)
	Three Months Ended April 30,
	2003	2002
Revenues:
License	$4,231	$3,610
Services	1,199	963
Maintenance	1,530	1,720
	6,960	6,293
Cost of revenues:
License	363	754
Services	1,417	1,816
Maintenance	463	503
	2,243	3,073
Gross margin:	4,717	3,220
Operating expenses:
Sales and marketing	4,700	6,384
Research and product development	3,282	3,261
General and administrative	2,291	2,537
Restructuring charges	325	847
Incentive bonus payments due to employees	-	(138)
Amortization of intangible assets	67	40
Acquired in-process research and development	-	126
	10,655	13,057
Operating loss	(5,948)	(9,837)
Interest income, net	51	227
Net loss	$(5,897)	$(9,610)
Basic and diluted net loss per common share	$(0.20)	$(0.34)
Weighted-average number of common shares outstanding - basic and diluted	29,032,802	28,526,373
Other comprehensive loss:
Net loss	$(5,897)	$(9,610)
Foreign currency translation adjustment	(243)	(261)
Comprehensive loss	$(6,140)	$(9,871)
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
	For the Three Months Ended April 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(5,897)	$(9,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	446	569
Provision for doubtful accounts	200	100
Amortization of intangible assets	67	40
Acquired in-process research and development	-	126
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(1,565)	459
Prepaid expenses and other assets	48	1,914
Accounts payable, accrued expenses and accrued bonuses	899	(1,098)
Restructuring reserve	(333)	(263)
Deferred revenues	162	(82)
Net cash used in operating activities	(5,973)	(7,845)
Cash Flows from Investing Activities:
Proceeds from maturities of investments, net	9,855	14,789
Purchases of equipment and leasehold improvements	(63)	(467)
Acquisition of business, net of cash acquired	-	129
Net cash provided by investing activities	9,792	14,451
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net	43	-
Proceeds from the exercise of stock options	2	9
Net cash provided by financing activities	45	9
Effect of Exchange Rate Changes on Cash	(153)	(387)
Net Increase in Cash and Cash Equivalents	3,711	6,228
Cash and Cash Equivalents, beginning of period	10,318	17,628
Cash and Cash Equivalents, end of period	$14,029	$23,856
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

Convera Corporation (“Convera” or the “Company”) principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, value-added resellers, application service providers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and implementation support services.

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

As of April 30, 2003, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen (collectively “Allen & Company”) beneficially owns more than 50% of the voting power of Convera.

(2)   SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three-month period ended April 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2004.

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

The Company incurs shipping and handling costs, which are recorded in cost of license revenues.

Stock-Based Compensation

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made under the stock option and purchase plans as set forth in SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Three months Ended April 30
	2003	2002
Net loss, as reported	$5,897	$9,610
Pro forma compensation expense	1,604	2,791
Pro forma net loss	$7,501	$12,401
Basic and diluted net loss per common share, as reported	$(0.20)	$(0.34)
Basic and diluted net loss per common share, pro forma	$(0.26)	$(0.43)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under the Company’s stock option plans issued during the three months ended April 30, 2003 and 2002, respectively: volatility factors of 98% and 95%, risk-free interest rates of 2.9% and 4.6%, weighted-average expected life of 5 years, and no dividend yields.

The following assumptions were used for shares issued during the three months ended April 30, 2003 and 2002, respectively, under the Company’s employee stock purchase plan: volatility factors of 98% and 95%, risk free interest rates of 1.2% and 1.8%, weighted-average expected life of 3 months, and no dividend yields.

The weighted average fair value of stock options granted under the Company’s stock option plans during the three months ended April 30, 2003 and 2002 are $2.89 and $2.87, respectively.

In the current quarter, the Company issued two-year warrants to purchase 137,711 shares of Convera common stock to a third party customer at an exercise price of $2.00 per share. The warrants had an aggregate value of approximately $380,000 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 108%; risk free interest rate of 2.12%; no dividend yield; and expected life of 2 years. The value of the warrants was recorded as an offset against revenue and an increase to additional paid-in-capital during the first quarter.

Reclassifications

Certain amounts presented in the prior years’ financial statements have been reclassified to conform with the current period presentation.

(3)  RECENT PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for the costs associated with exit or disposal activities be recognized and measured initially at fair value when the liability is incurred rather than the date the Company commits to a disposal plan.  SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The principal effect of applying FAS No. 146, which was not significant to the Company’s April 30, 2003 financial statements, will be on the timing of cost recognition of any such disposal activities.

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

This acquisition has been accounted for using the purchase method of accounting, and the results of operations of Convera Canada, Inc. have been included in the Company’s consolidated statements of operations from the date of acquisition. The purchase price was determined to be approximately $4,403,000, which included liabilities assumed of approximately $748,000 and approximately $224,000 of transaction and direct acquisition costs. The shares issued to Semantix Inc. as consideration were valued based on the average market price of Convera stock from March 5, 2002 through March 11, 2002, or two business days before and after the date the terms of the acquisition were agreed to and announced, which was March 7, 2002. The purchase price was allocated to the assets acquired based on their estimated fair values on the acquisition date as follows (in thousands):

Tangible assets acquired	$663
Developed technology	1,346
Acquired in-process research and development	126
Goodwill	2,268
Total purchase price	$4,403

Developed technology is being amortized on a straight-line basis over five years. To determine the fair market value of the developed technology, the Company used the relief from royalty method, which uses the amount of royalty expense the Company would have incurred if the developed technology was licensed in an arms length transaction instead of purchased. The acquired in-process research and development (“IPRD”) of $126,000 was expensed immediately since the related technology had not reached technological feasibility as of the date of the acquisition. To determine the value of the IPRD, the discounted cash flow method, which entails a projection of the prospective cash flows to be generated from the sale of the technology over a discrete period of time, discounted at a rate in order to calculate present value, was used. The remainder of the purchase price minus the tangible assets acquired and the intangible assets created was allocated to goodwill. Goodwill is not being amortized but is reviewed at least annually for impairment in accordance with SFAS No. 142. There was no impairment of goodwill recorded for the quarter ended April 30, 2003.

(5)  RESTRUCTURINGS

During the first quarter of the current fiscal year, the Company adopted a restructuring plan in its continued effort to streamline operations. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the G&A group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $325,000 related to terminated employee severance costs.

During the fiscal year 2003, the Company had previously adopted restructuring plans in its continued effort to align its sales efforts around key vertical markets and to streamline operations. As a result of these restructuring plans in the first, second and fourth quarters of fiscal year 2003, the Company reduced its workforce by 115 employees, including 39 from the sales group, 32 from the engineering group, 23 from the professional services group, 13 from the marketing group and eight from the general and administrative group. The Company recorded restructuring charges of approximately $2,518,000 related to employee severance costs for the year ended January 31, 2003. During the first quarter of fiscal year 2003, the Company reduced the restructuring reserve by approximately $180,000, reflecting the payment of lower than estimated severance amounts related to previous restructuring actions. A non-cash charge of approximately $245,000 relating to the write-down to their net realizable value of capitalized assets no longer in use was also recorded during fiscal year 2003 as part of the restructuring charge.

In the second and third quarter of fiscal year 2002, the Company had previously announced restructuring plans in response to the downturn in the economy and in conjunction with the integration of the Interactive Media Services (“IMS”) division’s operations. The Company’s total workforce was reduced by 92 employees worldwide, including 64 from the engineering group, 13 from the professional services group, seven from the general and administrative group, five from the sales group and two from the marketing group. As part of these restructuring plans, the Company eliminated operations supporting the digital content security and interactive services business units and closed offices in Hillsboro, Oregon and Lafayette, Colorado. The Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors. The Company recorded approximately $8,128,000 in restructuring charges for the year ended January 31, 2002. The restructuring charges included approximately $1,338,000 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1,578,000 for employee severance costs and approximately $5,212,000 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado. A non-cash charge of approximately $1,769,000 relating to the write-down of facility improvements to their net realizable value was also recorded during fiscal year 2002 as part of the restructuring charge.

The following table sets forth a summary of the restructuring charges, the payments made against those charges and the remaining restructuring liability as of April 30, 2003 (in thousands):

	Employee severance and other termination benefits	Estimated costs of facilities closing	Contractual obligations	Total
FY02 restructuring charges	$1,578	$5,212	$1,338	$8,128
FY03 restructuring charges	2,518	-	-	2,518
FY04 first quarter restructuring charges	325	-	-	325
	4,421	5,212	1,338	10,971
Non-cash reserve adjustments	(180)	(2,014)	-	(2,194)
FY02 payments	(1,361)	(359)	(888)	(2,608)
FY03 payments	(2,167)	(726)	(130)	(3,023)
FY04 first quarter payments	(416)	(113)	(130)	(659)
Accrued restructuring costs at April 30, 2003	$297	$2,000	$190	$2,487

In the current quarter, the Company paid a total of approximately $659,000 against the restructuring accruals. As of April 30, 2003, unpaid amounts of approximately $1,106,000 and $1,381,000 have been classified as current and non-current accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs and contractual obligations will be substantially paid during the next two quarters. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

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

Operations by Geographic Area

The following table presents information about the Company's operations by geographical area (in thousands):

	For the Three Months Ended April 30,
	2003	2002
Sales to customers:
United States	$4,869	$4,374
United Kingdom	715	925
All Other	1,376	994
	$6,960	$6,293

Major Customers

Revenues derived from sales to agencies of the U.S. Government were approximately $3,115,000, or 45% of total revenues, and $1,321,000, or 21% of total revenues, for the three-month periods ended April 30, 2003 and 2002, respectively. In the current quarter, revenues derived from two individual customers accounted for approximately 16% and 13% of the Company’s total revenues, respectively. During the quarter ended April 30, 2002, no single customer accounted for 10% or more of the Company’s total revenues.

(7)  INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2004, the Company expects that it will generate additional NOL’s for the remainder of the year. As of April 30, 2003, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of April 30, 2003.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2003	2002
Numerator:
Net loss	$(5,897)	$(9,610)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	29,032,802	28,526,373
Basic and diluted net loss per common share	$(0.20)	$(0.34)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended April 30,
	2003	2002
Stock options	94,126	50,464
Warrants	65,174	-
>	159,300	50,464

(9)  CONTINGENCIES

On November 1, 2001, DSMC, Incorporated (“DSMCi”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi’s trade secrets, engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), an affiliate of the National Geographic Society, to obtain access to DSMCi’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. The Company is in the process of investigating the allegations and at this time believes that they are without merit.

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

Results of Operations

For the quarter ended April 30, 2003, total revenues were $7.0 million, an increase of 11% over total revenues of $6.3 million in the same quarter last year. The net loss for the quarter ended April 30, 2003 was $5.9 million, or $0.20 per common share, compared to a net loss of $9.6 million, or $0.34 per share in the same period last year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended April 30, 2003 and 2002, respectively (dollars in thousands).

Components of Revenues and Expenses
Three Months Ended April 30,
	2003		2002		Increase (Decrease)
Revenues:	$	%	$	%	%
License	4,231	61%	3,610	58%	17%
Professional services	1,199	17%	963	15%	25%
Maintenance	1,530	22%	1,720	27%	(11)%
	$6,960	100%	$6,293	100%	11%
Cost of revenues:
License	363	5%	754	12%	(52)%
Professional services	1,417	20%	1,816	29%	(22)%
Maintenance	463	7%	503	8%	(8)%
	$2,243	32%	$3,073	49%	(27)%
Gross margin:	$4,717	68%	$3,220	51%	(46)%
Operating expenses:
Sales and marketing	4,700	68%	6,384	101%	(26)%
Research and product development	3,282	47%	3,261	52%	1%
General and administrative	2,291	33%	2,537	40%	(10)%
Restructuring charges	325	5%	847	14%	(62)%
Incentive bonus payments due to employees	-	0%	(138)	(2)%	100%
Amortization of intangible assets	67	1%	40	1%	68%
Acquired in-process research & development	-	0%	126	2%	(100)%
Total expenses	$10,665	153%	$13,057	208%	(18)%
Operating loss	$(5,948)		$(9,837)
Interest income, net	51		227
Net loss	$(5,897)		$(9,610)

Revenues

License revenues increased 17% to $4.2 million for the three months ended April 30, 2003 from $3.6 million for the three months ended April 30, 2002. The increase in license revenues is primarily attributable to increased sales to the agencies of the Federal government. For the three months ended April 30, 2003, Federal government license revenues increased 141% compared to the same period last year, driven primarily by two contracts that accounted for approximately $2.0 million in license revenue, whereas the Company’s United States commercial license revenue decreased 37%, resulting from a reduction in the revenue generated from the Company’s OEM business compared to the same period last year.

Services revenues, which include amounts generated through software implementation and training services, increased 25% to $1.2 million for the three months ended April 30, 2003 from $1.0 million for the three months ended April 30, 2002. The increase in services revenues is primarily attributable to revenues recognized during the quarter in connection with a fixed price development agreement accounted for using the percentage of completion method of accounting.

Software maintenance and customer support revenues decreased 11% to $1.5 million for the three months ended April 30, 2003 from $1.7 million in the same quarter last year. The decrease in maintenance revenues compared to the same period last year is mainly the result of reduced license revenues during the last fiscal year, leading to an overall reduction in ongoing maintenance revenues associated with the previous year’s license business.

For the three months ended April 30, 2003, total revenues derived from sales to agencies of the Federal government were approximately $3.1 million, representing 45% of total revenues. In the current quarter, revenues derived from two individual customers accounted for approximately 16% and 13% of the Company’s total revenues, respectively. During the quarter ended April 30, 2002, no single customer accounted for 10% or more of the Company’s total revenues.

Revenues from international operations are derived primarily from software licenses and services with various European commercial and government customers. The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL increased 31% for the three months ended April 30, 2003 to $2.1 million from $1.6 million in the same quarter last year.

Cost of Revenues

Cost of license revenues decreased 52% to $0.4 million in the first quarter of the current year from $0.8 million in the same quarter last year. Cost of license revenues as a percentage of license revenues was 9% in the current quarter compared to 21% in the same quarter last year. The decrease in cost of license revenues is primarily attributable to a reduction in amortization of prepaid third-party licensing costs as well as lower documentation and freight charges.

Cost of services decreased 22% to $1.4 million for the three months ended April 30, 2003 from $1.8 million for the three months ended April 30, 2002. Cost of services revenues as a percentage of services revenues was 118% in the current quarter compared to 189% in the same quarter last year. The decrease in cost of services revenues is primarily attributable to a reduction in the overall number of employees responsible for the management and delivery of professional services. During the year ended January 31, 2003, the Company reduced the number of employees in that organization and retained only those individuals who were directly responsible for the management and delivery of professional services to the Company’s customers.

Cost of maintenance revenues of $0.5 million for the three months ended April 30, 2003 decreased by $40,000 compared with the first quarter last fiscal year. As a percentage of maintenance revenues, cost of maintenance was 30% and 29% in the quarters ended April 30, 2003 and 2002, respectively. This slight decrease is attributable to the lower maintenance revenues in the first quarter of the current year.

Operating Expenses

Sales and marketing expenses decreased 26% in the quarter ended April 30, 2003 to $4.7 million from $6.4 million in the first quarter last fiscal year, representing 68% and 101% of total revenues, respectively. The decrease in sales and marketing expenses is mainly attributable to a reduction in sales management and marketing personnel as well as a decrease in marketing program expenses as compared to the same period last year.

Total research and product development costs of $3.3 million for the quarter ended April 30, 2003 were essentially flat when compared to the same quarter last year. Research and product development costs as a percentage of total revenues were 47% in the current quarter compared to 52% in the first quarter last year.

General and administrative expenses decreased 10% to $2.3 million in the current quarter from $2.5 million in the first quarter of last year, representing 33% and 40% of total revenues, respectively. The decline in general and administrative expenses is primarily due to a reduction in personnel related costs. As of April 30, 2003, there are 29 general and administrative personnel, compared to 39 as of April 30, 2002.

During the first quarter of the current fiscal year, the Company adopted a restructuring plan in its continued effort to streamline operations. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the G&A group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $0.3 million related to employee severance costs.

During the first quarter of last year, the Company announced a reorganization that reduced its workforce by 61 employees worldwide, including 24 individuals from the engineering group, 16 from the sales group, 13 from the professional services group, six from the marketing group and two from the general and administrative group. The Company recorded a restructuring charge of $0.8 million in connection with this reorganization.

The Company paid a total of approximately $0.7 million against restructuring accruals in the current quarter. As of April 30, 2003, unpaid amounts of approximately $1.1 million and $1.4 million have been classified as current and non-current accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs and contractual obligations will be substantially paid during the next two quarters. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

Incentive bonus payments due to employees

Specified former Intel employees who became Convera employees and remained employed through September 30, 2002 are receiving payments representing the excess of the calculated aggregate gain they would have realized on forfeited Intel stock options that would have vested between 2002 and 2005, based on the fair value of Intel shares at a fixed date prior to the closing of the business combination transaction with Intel (the “Combination”), over the calculated aggregate gain on Convera stock options as of September 30, 2002. For the three months ended April 30, 2002, the Company reversed approximately $0.1 million of incentive bonus expense previously recorded, due to a reduction in the number of former Intel employees remaining with the Company as of April 30, 2002. In the first quarter ended April 30, 2003, the Company made payments of $0.3 million related to these incentive bonuses. The remaining $0.6 million will be paid out over the next two quarters.

Amortization of intangible assets

Amortization of intangible assets was approximately $67,000 and $40,000 for the three months ended April 30, 2003 and 2002, respectively. This amount represents amortization of developed technology acquired as part of the Company’s acquisition of Semantix Inc., which was accounted for using the purchase method of accounting.

Acquired in-process research and development

In connection with the acquisition of Semantix Inc., the Company recorded a charge for acquired in-process research and development of $0.1 million in the quarter ended April 30, 2002.

16

Interest income, net

Interest income decreased to $0.1 million for the first quarter of the current fiscal year, compared to $0.2 million in the first quarter of last year. The decrease in interest income was largely due to a lower level of invested funds as well as lower interest rates in the current fiscal year.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at April 30, 2003 as compared to January 31, 2003 is summarized below (in thousands).

	April 30,	January 31,
	2003	2003	Change
Cash and cash equivalents	$14,029	$10,318	$3,711
Investments	10,303	20,148	(9,845)
Total	$24,332	$30,466	$(6,134)

During the three months ended April 30, 2003, $6.0 million was used to fund operating activities, compared to $7.8 million used in the same period last year. The net loss of $5.9 million was offset by non-cash charges totaling $0.7 million, including depreciation of $0.4 million, bad debt expense of $0.2 million and amortization of $67,000. An increase in accounts receivable reduced cash from operating activities by $1.6 million, whereas increases in accounts payable, accrued expenses, accrued bonuses and deferred revenues and a decrease in prepaid expenses and other assets provided $1.1 million. The decrease in the restructuring reserve used a net of $0.3 million. Net restructuring charges for the quarter were $0.3 million, less payments of $0.7 million made against the reserve. During the three months ended April 30, 2002, the Company used cash of $7.8 million to fund operating activities. The net loss of $9.6 million was offset by non-cash charges totaling $0.8 million including depreciation of $0.6 million, bad debt expense of $0.1 million, amortization of $40,000, and in-process research and development of $0.1 million. Cash was provided by reductions in accounts receivable of $0.5 million and prepaid expenses and other assets of $1.9 million. Decreases in accounts payable, accrued expenses and accrued bonuses and a reduction of deferred revenues reduced cash from operating activities by $1.2 million. The decrease in the restructuring reserve used a net of $0.3 million.

Cash flows from investing activities provided the Company $9.8 million during the first quarter of the current fiscal year. For the quarter ended April 30, 2003, net cash provided from the maturity of U.S. Treasury Bills provided $9.9 million while purchases of equipment and leasehold improvements used cash of $63,000. For the quarter ended April 30, 2002, cash flow from investing activities provided the Company $14.5 million. Net cash provided from the maturity of U.S. Treasury Bills provided $14.9 million while purchases of equipment and leasehold improvements used cash of $0.5 million. Cash acquired resulting from the purchase of Semantix Inc. was approximately $0.4 million netted against direct acquisition costs of approximately $0.3 million.

Financing activities provided cash of $45,000, of which $43,000 was provided by the issuance of stock under the employee stock purchase plan and $2,000 was provided by the exercise of employee stock options. For the quarter ended April 30, 2002, exercise of employee stock options provided cash of $9,000.

At April 30, 2003, the Company’s balance of cash, cash equivalents and short-term investments was $24.3 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for the foreseeable future. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:

Contractual Obligations	Payments Due By Fiscal Years (in thousands)
	Total	2004	2005	2006	2007	2008
Operating leases	$7,713	$2,467	$2,763	$1,569	$851	$63

Forward Looking Statements

Certain written and oral statements made by the Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to volume growth, share of sales and earnings per share growth and statements expressing general optimism about future operating results are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements:

        The Company has had a history of operating losses and may incur future losses

The Company believes that its future profitability will depend on its ability to effectively market existing and newly developed software products through a balanced multi-channel distribution network. Convera cannot assure that its costs to develop, introduce and promote enhanced or new products will not exceed its expectations, or that these products will generate revenues sufficient to offset these expenses. The Company has operated at a loss for each of the past three fiscal years. These losses reflect the Company’s expenditures associated with selling software products and further developing software products during these years. Convera plans to continue to invest in the development, sales and marketing of its products and, accordingly, the Company cannot assure that its operating losses will not continue in the future.

        The Company experiences quarterly fluctuations in its operating results, which may adversely affect the Company's stock price

Convera’s quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future, due to a variety of factors including the following:

  the downturn in capital spending by customers as a result of an economic slowdown;
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

        A portion of the Company’s revenues is derived from sales to federal government agencies, which are subject to budget cuts. The ability to complete contracts with the federal government, and size and timing of those contracts may materially affect the Company’s operating results

Revenues derived from sales to federal government agencies were approximately 45% and 21% of total revenues in the three months ended April 30, 2003 and 2002, respectively. While the federal government has recently increased spending on defense and homeland security initiatives, many government agencies have had budget freezes or reductions which may adversely impact their purchasing decisions and timing.

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

        Convera is in a competitive market, and if the Company fails to compete effectively or respond to rapid technological change, its revenues and market share will be adversely affected

The Company’s business environment and the software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Convera’s competitors include many companies that are larger and more established and have substantially more resources than it does. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets served by Convera. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

        The Company's software products are complex and may contain errors that could damage its reputation and decrease sales

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

        If Convera is unable to manage its growth successfully, it may divert Convera's resources and harm its operating results

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

The Company cannot assure that necessary capital will be available, and if so, on terms beneficial to the Company.

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

        Allen Holding Inc. and its affiliates exercise voting control over the Company and their interests may differ from those of other Convera stockholders

Further, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen (collectively “Allen & Company”) beneficially owns more than 50% of the voting power of Convera, and would therefore be able to control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire Convera and elections of directors. Allen & Company may have interests that are different than the interests of other Convera stockholders.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 30% of total revenues in the first three months of the current fiscal year. International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds or EUROs. As of April 30, 2003, approximately 12% and 11% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of April 30, 2003, 13% of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company’s short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from three to six months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company’s exposure to fluctuations in interest rates is limited.

Item 4.   Controls and Procedures

Within the 90-day period prior to the filing of this report, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them, on a timely basis, material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

On November 1, 2001, DSMC, Incorporated (“DSMCi”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi’s trade secrets, engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), an affiliate of the National Geographic Society, to obtain access to DSMCi’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. The Company is in the process of investigating the allegations and at this time believes that they are without merit.

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
CONVERA CORPORATION
June 13, 2003	By: /s/ Patrick C. Condo Patrick C. Condo President and Chief Executive Officer (Principal Executive Officer)
June 13, 2003	By: /s/ Christopher M. Mann Christopher M. Mann Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934 RULES 13A-14 AND15D-14

        In connection with the Quarterly Report of Convera Corporation (the “Company”) on Form 10-Q for the period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrick C. Condo, President and Chief Executive Officer of the Company, certify, pursuant to Securities Exchange Act of 1934 Rules 13a-14 and 15d-14, that:

(1)	I have reviewed this quarterly report on Form 10-Q of Convera Corporation;
(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
(6)

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Patrick C. Condo Patrick C. Condo President and Chief Executive Officer June 13, 2003

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934 RULES 13A-14 AND15D-14

        In connection with the Quarterly Report of Convera Corporation (the “Company”) on Form 10-Q for the period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Christopher M. Mann, Chief Financial Officer of the Company, certify, pursuant to Securities Exchange Act of 1934 Rules 13a-14 and 15d-14, that:

(1)	I have reviewed this quarterly report on Form 10-Q of Convera Corporation;
(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
(6)

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Christopher M. Mann Christopher M. Mann Chief Financial Officer June 13, 2003