Form 10-Q
period 2003-07-31
CONVERA CORP
filed 2003-09-15
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)   Yes  |   |    No  |X|

The number of shares outstanding of the registrant’s Class A common stock as of September 5, 2003 was 33,798,971.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
ASSETS	July 31, 2003 (Unaudited)	January 31, 2003
Current Assets:
Cash and cash equivalents	$31,227	$10,318
Short term investments	5,355	20,148
Accounts receivable, net of allowance for doubtful accounts of $1,713 and $1,569, respectively	7,287	6,732
Prepaid expenses and other	3,164	2,509
Total current assets	47,033	39,707
Equipment and leasehold improvements, net of accumulated depreciation of $11,705 and $10,843, respectively	2,228	2,906
Other assets	2,874	3,154
Goodwill and other intangible assets	3,245	3,372
Total assets	$55,380	$49,139
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,452	$3,069
Accrued expenses	7,309	7,220
Accrued bonuses	1,125	919
Restructuring reserve	884	1,326
Deferred revenues	3,423	2,739
Total current liabilities	16,193	15,273
Restructuring reserve, net of current portion	1,204	1,494
Total liabilities	17,397	16,767
Commitments and Contingencies
Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 34,614,389 and 29,880,217 shares issued, respectively; 33,778,842 and 29,003,062 shares	346	299
Treasury stock at cost, 835,547 and 877,155 shares, respectively	(1,930)	(2,026)
Additional paid-in capital	1,070,071	1,053,455
Accumulated deficit	(1,029,581)	(1,018,540)
Accumulated other comprehensive loss	(923)	(816)
Total shareholders' equity	37,983	32,372
Total liabilities and shareholders' equity	$55,380	$49,139
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited) (in thousands, except share and per share data)
	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenues:
License	$4,587	$2,376	$8,818	$5,986
Professional services	1,467	982	2,666	1,945
Maintenance	1,559	1,678	3,089	3,398
	7,613	5,036	14,573	11,329
Cost of revenues:
License	$454	$697	$817	$1,451
Professional services	1,375	1,393	2,792	3,209
Maintenance	503	444	966	947
	2,332	2,534	4,575	5,607
Gross margin:	5,281	2,502	9,998	5,722
Operating expenses:
Sales and marketing	4,634	5,162	9,333	11,547
Research and product development	3,219	3,003	6,500	6,263
General and administrative	2,233	2,381	4,524	4,918
Restructuring charges	295	1,043	621	1,890
Incentive bonus payments due to employees	-	-	-	(138)
Amortization of intangible assets	67	67	135	107
Acquired in-process research and development	-	-	-	126
	10,448	11,656	21,113	24,713
Operating loss	(5,167)	(9,154)	(11,115)	(18,991)
Interest income, net	50	159	101	387
Net loss	$(5,117)	$(8,995)	$(11,014)	$(18,604)
Basic and diluted net loss per common share	$(0.18)	$(0.31)	$(0.38)	$(0.65)
Weighted-average number of common shares outstanding - basic and diluted	29,209,859	28,912,832	29,122,798	28,722,805
Other comprehensive loss:
Net loss	$(5,117)	$(8,995)	$(11,014)	$(18,604)
Foreign currency translation adjustment	136	289	(107)	28
Comprehensive loss	$(4,981)	$(8,706)	$(11,121)	$(18,576)
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
	For the Six Months Ended July 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(11,014)	$(18,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	868	1,211
Provision for doubtful accounts	200	200
Amortization of intangible assets	135	107
Acquired in-process research and development	-	126
Amortization of deferred stock compensation	171	-
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(837)	1,872
Prepaid expenses and other assets	(24)	2,311
Accounts payable, accrued expenses and accrued bonuses	691	(1,571)
Restructuring reserve	(732)	(231)
Deferred revenues	701	(775)
Net cash used in operating activities	(9,841)	(15,354)
Cash Flows from Investing Activities:
Proceeds from maturities of investments, net	14,803	19,705
Purchases of equipment and leasehold improvements	(190)	(554)
Acquisition of business, net of cash acquired	-	129
Net cash provided by investing activities	14,613	19,280
Cash Flows from Financing Activities:
Proceeds from the private placement of common stock, net	16,032	-
Proceeds from the issuance of common stock, net	78	114
Proceeds from the exercise of stock options	83	14
Net cash provided by financing activities	16,193	128
Effect of Exchange Rate Changes on Cash	(56)	(420)
Net Increase in Cash and Cash Equivalents	20,909	3,634
Cash and Cash Equivalents, beginning of period	10,318	17,628
Cash and Cash Equivalents, end of period	$31,227	$21,262
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

Convera Corporation (“Convera” or the “Company”) principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, value-added resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and implementation support services.

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

As of July 31, 2003, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially own more than 50% of the voting power of Convera.

(2)   SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three- and six-month periods ended July 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2004.

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25).” The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25. Stock options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, and accordingly no employee compensation cost related to the options has been included in expenses. Nonvested shares of stock (referred to as deferred stock) granted under the Company’s stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as compensation expense over the corresponding service period.

Had compensation cost for all of the Company’s stock-based compensation been determined based on the fair value at the grant dates for awards made under the stock option and purchase plans as set forth in SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net loss, as reported	$(5,117)	$(8,995)	$(11,014)	$(18,604)
Stock-based compensation, as reported	171	-	171	-
Total stock-based compensation determined under fair value based method for all awards	(1,779)	(1,825)	(3,384)	(4,626)
Pro forma net loss	$(6,725)	$(10,820)	$(14,227)	$(23,230)
Basic and diluted net loss per common share, as reported	$(0.18)	$(0.31)	$(0.38)	$(0.65)
Basic and diluted net loss per common share, pro forma	$(0.23)	$(0.37)	$(0.49)	$(0.81)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under the Company’s stock option plans issued during the three and six months ended July 31, 2003 and 2002, respectively: volatility factors of 96% and 95%, risk-free interest rates of 2.8% and 4.4%, weighted-average expected life of 5 years, and no dividend yields.

The following assumptions were used for shares issued during the six months ended July 31, 2003 and 2002, respectively, under the Company’s employee stock purchase plan: volatility factors of 96% and 95%, risk free interest rates of 1.1% and 1.8%, weighted-average expected life of 3 months, and no dividend yields.

The weighted average fair value of stock options granted under the Company’s stock option plans during the three months ended July 31, 2003 and 2002 were $3.25 and $2.85, respectively, and during the six months ended July 31, 2003 and 2002 were $3.00 and $2.86, respectively.

On May 20, 2003 pursuant to the Company’s 2000 Stock Option Plan, two executive officers of the Company were awarded an aggregate of one million shares of deferred stock with a five-year cliff vesting provision. The deferred stock vests immediately if the holder is terminated without cause or if there is a change in control. These awards were valued at $4,370,000, based on the market price of the Company’s stock on the date of award. Compensation cost will be expensed on a straight-line basis over the five-year vesting period. For the quarter ended July 31, 2003, the Company recorded compensation expense of $171,000 in connection with these awards.

In the first quarter of the current fiscal year, the Company issued two-year warrants to purchase 137,711 shares of Convera common stock to a third party customer at an exercise price of $2.00 per share. The warrants had an aggregate value of approximately $380,000 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 108%; risk free interest rate of 2.12%; no dividend yield; and expected life of 2 years. The value of the warrants was recorded as an offset against revenue and an increase to additional paid-in-capital during the first quarter.

(3)  RECENT PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for the costs associated with exit or disposal activities be recognized and measured initially at fair value when the liability is incurred rather than the date the Company commits to a disposal plan.  SFAS No. 146 was effective for all exit or disposal activities initiated after December 31, 2002. The Company has adopted SFAS No. 146, and such adoption was not significant to the Company’s July 31, 2003 financial statements. The principal effect of applying FAS No. 146 will be on the timing of cost recognition of any such disposal activities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted SFAS No. 148, and such adoption did not have any effect on the Company’s financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any controlling interest, contractual relationships or other business relationships with variable interest entities and therefore the adoption of this standard did not have any effect on the Company’s financial position and results of operations.

(4)  ISSUANCE OF COMMON STOCK

On July 30, 2003, the Company completed a private placement of 4,714,111 shares (the “Shares”) of its common stock to a group of unaffiliated institutional investors. The Company sold the Shares at a purchase price of $3.60 per share, resulting in proceeds to the Company of approximately $17 million. In connection with this private placement, the Company incurred expenses of approximately $940,000, which have been recorded in equity as an offset against the proceeds. The Company plans to use the net proceeds to finance ongoing operations and for general corporate purposes, including potential acquisitions. Allen & Company LLC, a company controlled by the majority shareholder, acted as placement agent for the private placement and was paid a commission of 5%, which is included in the offering expenses above.

(5)  NET LOSS PER COMMON SHARE

The Company follows Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” (“SFAS 128”) for computing and presenting net loss per share information. Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common equivalent shares, including deferred stock awards and unexercised stock options and warrants, as their inclusion in the computation would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Numerator:
Net loss	$(5,117)	$(8,995)	$(11,014)	$(18,604)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	29,209,859	28,912,832	29,122,798	28,722,805
Basic and diluted net loss per common share	$(0.18)	$(0.31)	$(0.38)	$(0.65)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Stock options	357,683	11,938	186,138	18,932
Deferred stock	40,809	-	-	-
Warrants	75,539	-	70,877	-
	474,031	11,938	257,015	18,932

(6)  ACQUISITION

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

Developed technology is being amortized on a straight-line basis over five years. To determine the fair market value of the developed technology, the Company used the relief from royalty method, which uses the amount of royalty expense the Company would have incurred if the developed technology were licensed in an arms length transaction instead of purchased. The acquired in-process research and development (“IPRD”) of $126,000 was expensed immediately since the related technology had not reached technological feasibility as of the date of the acquisition. To determine the value of the IPRD, the discounted cash flow method, which entails a projection of the prospective cash flows to be generated from the sale of the technology over a discrete period of time, discounted at a rate in order to calculate present value, was used. The remainder of the purchase price minus the tangible assets acquired and the intangible assets created was allocated to goodwill. Goodwill is not being amortized but is reviewed at least annually for impairment in accordance with SFAS No. 142. There was no impairment of goodwill recorded for the quarter ended July 31, 2003.

(7)  RESTRUCTURINGS

During the first quarter of the current fiscal year, the Company adopted a restructuring plan in its continued effort to streamline operations. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the G&A group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $325,000 related to severance costs for terminated employees.

In the current quarter ended July 31, 2003, the Company announced an additional reduction in force. As a result of this action, the Company reduced its workforce by 17 employees worldwide, including nine individuals from the engineering group, three from the sales group, three from the professional services group and two from the marketing group. The Company recorded a restructuring charge of $295,000 related to severance costs for terminated employees.

During the previous fiscal year, the Company had adopted restructuring plans in its continued effort to align its sales efforts around key vertical markets and to streamline operations. As a result of these restructuring plans in the first, second and fourth quarters of fiscal year 2003, the Company reduced its workforce by 115 employees, including 39 from the sales group, 32 from the engineering group, 23 from the professional services group, 13 from the marketing group and eight from the general and administrative group. The Company recorded restructuring charges of approximately $2,518,000 related to employee severance costs for the year ended January 31, 2003. During the first quarter of fiscal year 2003, the Company reduced the restructuring reserve by approximately $180,000, reflecting the payment of lower than estimated severance amounts related to previous restructuring measures. A non-cash charge of approximately $245,000 related to the write-down to their net realizable value of capitalized assets no longer in use was also recorded during fiscal year 2003 as part of the restructuring charge.

The following table sets forth a summary of the restructuring charges, the payments made against those charges and the remaining restructuring liability as of July 31, 2003 (in thousands):

	Employee severance and other termination benefits	Estimated costs of facilities closing	Contractual obligations	Total
FY02 restructuring charges	$1,578	$5,212	$1,338	$8,128
FY03 restructuring charges	2,518	-	-	2,518
FY04 first quarter restructuring charges	325	-	-	325
FY04 second quarter restructuring charges	295	-	-	295
	4,716	5,212	1,338	11,266
Non-cash reserve adjustments	(180)	(2,014)	-	(2,194)
FY02 payments	(1,361)	(359)	(888)	(2,608)
FY03 payments	(2,167)	(726)	(130)	(3,023)
FY04 first quarter payments	(416)	(113)	(130)	(659)
FY04 second quarter payments	(437)	(177)	(80)	(694)
Accrued restructuring costs at July 31, 2003	$155	$1,823	$110	$2,088

The Company paid approximately $694,000 and $1,353,000 against the restructuring accruals in the three and six months ended July 31, 2003, respectively. As of July 31, 2003, unpaid amounts of approximately $884,000 and $1,204,000 have been classified as current and non-current accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs and contractual obligations will be substantially paid during the current fiscal year. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

(8)  SEGMENT REPORTING

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

Operations by Geographic Area

The following table presents information about the Company's operations by geographical area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Sales to customers:
United States	$4,893	$3,200	$9,762	$7,585
United Kingdom	1,436	853	2,151	1,692
All Other	1,284	983	2,660	2,052
	$7,613	$5,036	$14,573	$11,329

Major Customers

For the three and six months ended July 31, 2003, revenues derived from sales to agencies of the U.S. Government were approximately $3,043,000 and $6,158,000, representing 40% and 42% of total revenues, respectively. For the three and six months ended July 31, 2002, revenues derived from sales to agencies of the U.S. Government were approximately $1,170,000 and $2,502,000, representing 23% and 22% of total revenues, respectively. No single customer accounted for 10% or more of the Company’s revenues for the three and six months ended July 31, 2003 and 2002.

(9)  INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2004, the Company expects that it will generate additional NOL’s for the remainder of the year. As of July 31, 2003, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of July 31, 2003.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and implementation support services. Additions to the number of authorized users, licenses issued for additional products and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and upgrades or enhancements of particular software products when and if they are released.

Results of Operations

For the quarter ended July 31, 2003, total revenues were $7.6 million, an increase of 51% over total revenues of $5.0 million in the same quarter last year. The net loss for the quarter ended July 31, 2003 was $5.1 million, or $0.18 per common share, compared to a net loss of $9.0 million, or $0.31 per share in the same period last year. For the six months ended July 31, 2003, total revenues were $14.6 million, an increase of 29% over total revenues of $11.3 million reported for the corresponding period last year. The net loss for the first half of the current fiscal year was $11.0 million, or $0.38 per common share, compared to a net loss of $18.6 million, or $0.65 per common share in the same period last fiscal year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and six months ended July 31, 2003 and 2002, respectively (dollars in thousands).

Components of Revenues and Expenses
Three Months Ended July 31,
	2003		2002		Increase (Decrease)
Revenues:	$	%	$	%	%
License	4,587	60%	2,376	47%	93%
Professional services	1,467	19%	982	20%	49%
Maintenance	1,559	21%	1,678	33%	(7)%
	$7,613	100%	$5,036	100%	51%
Cost of revenues:
License	454	6%	697	14%	(35)%
Professional services	1,375	18%	1,393	27%	(1)%
Maintenance	503	7%	444	9%	13%
	$2,332	31%	$2,534	50%	(8)%
Gross margin:	$5,281	69%	$2,502	50%	111%
Operating expenses:
Sales and marketing	4,634	61%	5,162	102%	(10)%
Research and product development	3,219	42%	3,003	60%	7%
General and administrative	2,233	29%	2,381	47%	(6)%
Restructuring charges	295	4%	1,043	21%	(72)%
Amortization of intangible assets	67	1%	67	1%	0%
Total expenses	$10,448	137%	$11,656	231%	(10)%
Operating loss	$(5,167)		$(9,154)
Interest income, net	50		159
Net loss	$(5,117)		$(8,995)

Components of Revenues and Expenses
Six Months Ended July 31,
	2003		2002		Increase (Decrease)
Revenues:	$	%	$	%	%
License	8,818	61%	5,986	53%	47%
Professional services	2,666	18%	1,945	17%	37%
Maintenance	3,089	21%	3,398	30%	(9)%
	$14,573	100%	11,329	100%	29%
Cost of revenues:
License	817	5%	1,451	13%	(44)%
Professional services	2,792	19%	3,209	28%	(13)%
Maintenance	966	7%	947	8%	2%
	$4,575	31%	$5,607	49%	(18)%
Gross margin:	$9,998	69%	$5,722	51%	75%
Operating expenses:
Sales and marketing	9,333	64%	11,547	102%	(19)%
Research and product development	6,500	45%	6,263	55%	4%
General and administrative	4,524	31%	4,918	43%	(8)%
Restructuring charge	621	4%	1,890	17%	(67)%
Incentive bonus payments due to employees	-	0%	(138)	(1)%	100%
Amortization of intangible assets	135	1%	107	1%	26%
Acquired in-process research and development	-	0%	126	1%	(100)%
Total expenses	$21,113	145%	$24,713	218%	(15)%
Operating loss	$(11,115)		$(18,991)
Interest income, net	101		387
Net loss	$(11,014)		$(18,604)

Revenues

License revenues increased 93% to $4.6 million for the three months ended July 31, 2003 from $2.4 million for the three months ended July 31, 2002. License revenues for the six months ended July 31, 2003 were $8.8 million, an increase of 47% over the license revenues of $6.0 million reported for the corresponding period last year. The increase in license revenues for both the quarter and the first half of the current fiscal year is primarily attributable to an increase in the average deal size generating license revenue. For the three and six months ended July 31, 2003, the average deal size was approximately $113,000 and $120,000, respectively, while for the three and six months ended July 31, 2002, the average deal size was approximately $52,000 and $59,000, respectively. The overall number of transactions generating license revenue was down for the three and six months ended July 31, 2003 by approximately 2% and 20%, respectively, compared to the same periods last year.

Services revenues, which include amounts generated through software implementation and training services, increased 49% to $1.5 million for the three months ended July 31, 2003 from $1.0 million for the three months ended July 31, 2002. For the six months ended July 31, 2003, services revenues were $2.7 million, an increase of 37% from $1.9 million reported for the same period last year. The increase in services revenues is primarily attributable to revenues recognized in connection with a fixed price development agreement accounted for using the percentage of completion method of accounting. Services revenue generated from this particular agreement were approximately $0.5 million and $0.9 million for the three and six months ended July 31, 2003, respectively.

Software maintenance and customer support revenues decreased 7% to $1.6 million for the three months ended July 31, 2003 from $1.7 million in the same quarter last year. For the six months ended July 31, 2003, software maintenance and customer support revenues were $3.1 million compared to $3.4 million in the same period last year, representing 21% and 30% of total revenues respectively. The decrease in maintenance revenues compared to the same period last year is mainly the result of reduced license revenues during the last fiscal year, leading to an overall reduction of ongoing maintenance revenues deferred from the previous year’s license business.

For the three and six months ended July 31, 2003, total revenues derived from sales to agencies of the Federal government were approximately $3.0 million and $6.2 million, representing 40% and 42% of total revenues, respectively. No single customer accounted for 10% or more of the Company’s revenues for the three and six months ended July 31, 2003 and 2002.

Revenues from international operations are generated primarily from software licenses and related support services with various European commercial and government customers. The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL increased 39% for the three months ended July 31, 2003 to $2.5 million from $1.8 million in the same quarter last year. For the six months ended July 31, 2003, international revenues from CTIL increased 31% to $4.6 million from $3.5 million in the comparable period last year.

Cost of Revenues

Cost of license revenues decreased 35% to $0.5 million in the second quarter of the current year from $0.7 million in the second quarter last year. Cost of license revenues as a percentage of license revenues was 10% in the current quarter compared to 29% in the same quarter last year. For the six months ended July 31, 2003, costs of license revenues decreased 44% to $0.8 million from $1.5 million in the first six months of last year. As a percentage of license revenues, cost of license revenues were 9% and 24% for the six months ended July 31, 2003 and 2002, respectively. The decrease in cost of license revenues is primarily attributable to a reduction in the amortization of prepaid third-party licensing costs as well as lower documentation and freight charges.

Cost of services of $1.4 million for the three months ended July 31, 2003 decreased by $19,000 compared with the second quarter last fiscal year. Cost of services revenues as a percentage of services revenues was 94% in the current quarter compared to 142% in the same quarter last year. For the first six months of the current fiscal year, cost of services revenue decreased 13% to $2.8 million from $3.2 million in the first six months of last fiscal year. As a percentage of services revenues, cost of services revenues were 105% and 165% for the six months ended July 31, 2003 and 2002, respectively. The decrease in cost of services revenues is primarily attributable to a reduction in the overall number of employees responsible for the management and delivery of professional services. During the year ended January 31, 2003, the Company reduced the number of employees in the services organization and retained only those individuals directly responsible for the management and delivery of professional services to the Company’s customers.

Cost of maintenance revenues of $0.5 million for the three months ended July 31, 2003 increased 13% from $0.4 million in the second quarter last fiscal year. As a percentage of maintenance revenues, cost of maintenance was 32% and 26% in the quarters ended July 31, 2003 and 2002, respectively. For the six months ended July 31, 2003, cost of maintenance revenues increased 2% to $1.0 million from $0.9 million in the same period last year. Cost of maintenance revenues as a percentage of maintenance revenues was 31% in the six months ended July 31, 2003 compared to 29% in the same period last year. The increase in cost of maintenance is mainly attributable to growth in the customer support organizations in the Company’s international offices.

Operating Expenses

Sales and marketing expenses decreased 10% in the quarter ended July 31, 2003 to $4.6 million from $5.2 million in the second quarter last fiscal year, representing 61% and 102% of total revenues, respectively. For the first six months of the current fiscal year, sales and marketing expenses decreased 19% to $9.3 million from $11.5 million for the corresponding period last year, representing 64% and 102% of total revenues, respectively. The decrease in sales and marketing expenses is mainly attributable to a reduction in sales, management and marketing personnel as well as decreases in marketing program expenses and travel expenses compared to the same period last year.

Total research and product development costs increased 7% to $3.2 million in the current quarter compared to $3.0 million in the same quarter last year. Research and product development costs as a percentage of total revenues were 42% in the current quarter compared to 60% in the second quarter last year. For the six months ended July 31, 2003, research and development expenses increased 4% to $6.5 million from $6.3 million for the corresponding period last year, representing 45% and 55% of total revenues, respectively. The increase is largely due to a rise in personnel costs with the addition of developers resulting from the acquisition of Semantix in March 2002 as well as an increase in third party consulting expenses related to the outsource of certain aspects of product development.

General and administrative expenses decreased 6% to $2.2 million in the current quarter from $2.4 million in the second quarter of last year, representing 29% and 47% of total revenues, respectively. For the six months ended July 31, 2003, general and administrative expenses decreased 8% to $4.5 million from $4.9 million for the corresponding period last fiscal year, representing 31% and 43% of total revenues, respectively. The decline in general and administrative expenses is primarily due to a reduction in personnel related costs as well as a decrease in legal fees. Included in general and administrative expenses for the quarter and six months ended July 31, 2003 is $0.2 million of amortized deferred stock compensation expense. Such deferred compensation was recorded in connection with a deferred stock grant to certain Convera employees under the Company’s 2000 Stock Option Plan.

During the first quarter of the current fiscal year, the Company adopted a restructuring plan in its continued effort to streamline operations. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the G&A group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees.

In the current quarter ended July 31, 2003, the Company announced an additional reduction in force. As a result of this action, the Company reduced its workforce by 17 employees worldwide, including nine individuals from the engineering group, three from the sales group, three from the professional services group and two from the marketing group. The Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees.

In the quarter ended July 31, 2002, the Company recorded a restructuring charge of approximately $1.0 million related to employee severance costs in its effort to align its operations around key vertical markets. The restructuring resulted in the reduction of Convera’s total workforce by 42 employees worldwide, including 15 from the sales group, seven individuals from the engineering group, seven from the professional services group, seven from the marketing group and six from the general and administrative group. A non-cash reserve adjustment of $0.2 million related to the write-down of capitalized assets was also recorded during the quarter ended July 31, 2002. During the quarter ended April 30, 2002, the Company recorded a restructuring charge of approximately $1.0 million related to employee severance costs. In connection with this reorganization, the Company reduced its workforce by 61 employees worldwide, including 24 individuals from the engineering group, 16 from the sales group, 13 from the professional services group, six from the marketing group and two from the general and administrative group. During the quarter ended April 30, 2002, the Company also reduced the existing restructuring reserve by approximately $0.2 million, reflecting the payment of lower than estimated severance amounts related to restructuring actions taken in the second and third quarters of the fiscal year ended January 31, 2002.

The Company paid approximately $0.7 million and $1.4 million against the restructuring accruals in the three and six months ended July 31, 2003, respectively. As of July 31, 2003, unpaid amounts of approximately $0.9 million and $1.2 million have been classified as current and non-current accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to employee severance costs and contractual obligations will be substantially paid during the current fiscal year. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

Incentive bonus payments due to employees

Specified former Intel employees who became Convera employees and remained employed through September 30, 2002 are receiving payments representing the excess of the calculated aggregate gain they would have realized on forfeited Intel stock options that would have vested between 2002 and 2005, based on the fair value of Intel shares at a fixed date prior to the closing of the business combination transaction with Intel (the “Combination”), over the calculated aggregate gain on Convera stock options as of September 30, 2002. For the quarter ended April 30, 2002, the Company reversed approximately $138,000 of incentive bonus expense previously recorded, due to a reduction in the number of former Intel employees remaining with the Company as of April 30, 2002. The Company made payments of $329,000 and $657,000 related to these incentive bonuses in the three and six months ended July 31, 2003, and the remaining $219,000 will be paid out within the next quarter.

Amortization of intangible assets

Amortization of intangible assets was $67,000 and $135,000 for the three and six months ended July 31, 2003, respectively. For the three and six months ended July 31, 2002, amortization of intangible assets was $67,000 and $107,000, respectively. This amount represents amortization of developed technology related to the Company’s acquisition of Semantix Inc., which was accounted for using the purchase method of accounting.

Acquired in-process research and development

In connection with the acquisition of Semantix Inc., the Company recorded a charge for acquired in-process research and development of $126,000 in the quarter ended April 30, 2002.

Interest income, net

Net interest income decreased to $50,000 for the second quarter of the current fiscal year, compared to $159,000 in the second quarter of last fiscal year. For the six months ended July 31, 2003, net interest income decreased to $101,000 from $387,000 in the same period of last year. The decrease is a result of lower interest income largely due to a lower level of invested funds as well as to lower interest rates in the current fiscal year.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at July 31, 2003 as compared to January 31, 2003 is summarized below (in thousands).

	July 31,	January 31,
	2003	2003	Change
Cash and cash equivalents	$31,227	$10,318	$20,909
Investments	5,355	20,148	(14,793)
Total	$36,582	$30,466	$6,116

During the six months ended July 31, 2003, the Company used cash of $9.8 million to fund operating activities, compared to $15.4 million used in the same period last year. The net loss of $11.0 million was offset by non-cash charges totaling $1.4 million including depreciation of $0.9 million, bad debt expense of $0.2 million, amortization of $0.1 million, and amortization of deferred stock compensation of $0.2 million. Increases in accounts payable, accrued expenses and accrued bonuses as well as an increase in deferred revenues provided $1.4 million, while increases in accounts receivable, prepaid expenses and other assets used $0.9 million. The decrease in the restructuring reserve used a net of $0.7 million. During the six months ended July 31, 2002, $15.4 million was used to fund operating activities. The net loss of $18.6 million was offset by non-cash charges totaling $1.6 million, including depreciation of $1.2 million, bad debt expense of $0.2 million, amortization of $0.1 million and in-process research and development of $0.1 million. Cash was provided by reductions in accounts receivable of $1.9 million and prepaid expenses and other assets of $2.3 million. Decreases in accounts payable, accrued expenses and accrued bonuses and a reduction in deferred revenues reduced cash from operating activities by $2.3 million. The decrease in the restructuring reserve used a net of $0.2 million.

Cash flows from investing activities provided the Company $14.6 million in the first six months of the current fiscal year. Net cash provided from the maturity of U.S. Treasury Bills provided $14.8 million, while purchases of equipment and leasehold improvements used cash of $0.2 million. For the six months ended July 31, 2002, the Company’s investing activities provided $19.3 million. Net cash provided from the maturity of U.S. Treasury Bills provided $19.7 million while purchases of equipment and leasehold improvements used cash of $0.6 million. Cash acquired as a result of the purchase of Semantix Inc. was approximately $0.4 million netted against direct acquisition costs of approximately $0.3 million.

Financing activities provided cash of $16.2 million for the six months ended July 31, 2003. Net proceeds of $16.0 million was provided by a private placement of 4,714,111 shares of common stock to a group of unaffiliated institutional investors at a purchase price of $3.60 per share. Approximately $78,000 was provided from the issuance of stock under the employee stock purchase plan, and $83,000 was provided from the exercise of employee stock options. For the six months ended July 31, 2002, financing activities provided cash of $128,000, of which $114,000 was provided from the issuance of stock under the employee stock purchase plan, and $14,000 was provided from the exercise of employee stock options.

At July 31, 2003, the Company’s balance of cash, cash equivalents and short-term investments was $36.6 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for the foreseeable future. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:

Contractual Obligations	Payments Due By Fiscal Years (in thousands)
	Total	2004	2005	2006	2007	2008
Operating leases	$7,185	$1,931	$2,770	$1,570	$851	$63

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

        A portion of the Company’s revenues is derived from sales to federal government agencies, which are subject to budget cuts. The ability to complete contracts with the federal government, and size and timing of those contracts may materially affect the Company’s operating results

For the three and six months ended July 31, 2003, revenues derived from sales to agencies of the U.S. Government were approximately $3,043,000 and $6,158,000, representing 40% and 42% of total revenues, respectively. For the three and six months ended July 31, 2002, revenues derived from sales to agencies of the U.S. Government were approximately $1,170,000 and $2,502,000, representing 23% and 22% of total revenues, respectively. While the federal government has recently increased spending on defense and homeland security initiatives, many government agencies have had budget freezes or reductions which may adversely impact their purchasing decisions and timing.

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

        Convera is in a competitive market, and if the Company fails to compete effectively or respond to rapid technological change, its revenues and market share will be adversely affected

The Company’s business environment and the software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Convera’s competitors include many companies that are larger and more established and have substantially more resources than it does. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets served by Convera. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations..

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

        Allen Holding Inc. and related parties exercise voting control over the Company and their interests may differ from those of other Convera stockholders

Further, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially own more than 50% of the voting power of Convera, and would therefore be able to control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire Convera and elections of directors. Allen & Company may have interests that are different than the interests of other Convera stockholders.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 33% and 32% of total revenues in the first three and six months of the current fiscal year, respectively. International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds or EUROs. As of July 31, 2003, approximately 24% and 9% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of July 31, 2003, 5% of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company’s short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from three to six months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company’s exposure to fluctuations in interest rates is limited.

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

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings			None.
Item 2.	Change in Securities

On July 30, 2003, the Company completed a private placement of 4,714,111 shares (the “Shares”) of its common stock to a group of unaffiliated institutional investors. The private placement was made pursuant to an exemption from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended, to a limited number of “accredited investors”, as such term is defined in Regulation D. The Company sold the Shares at a purchase price of $3.60 per share, resulting in gross proceeds to the Company of approximately $17 million. In connection with this private placement, the Company incurred expenses of approximately $940,000, which have been recorded in equity as an offset against the proceeds. The Company plans to use the net proceeds to finance ongoing operations and for general corporate purposes, including potential acquisitions. Allen & Company LLC acted as placement agent for the private placement and was paid a commission of 5%, which is included in the offering expenses above.

Item 3.	Defaults upon Senior Securities			None.
Item 4.	Submission of Matters to Vote of Security Holders
The 2003 Annual Meeting of Shareholders was held June 25, 2003. The following individuals were elected to serve as the Board of Directors for terms expiring at the 2004 Annual Meeting:
Number of Shares Voted
		For	Withheld
	Ronald J. Whittier Herbert A. Allen Herbert A. Allen III Patrick C. Condo Stephen D. Greenberg Eli S. Jacobs Donald R. Keough William S. Reed Carl J. Rickertsen Jeffrey White	26,411,285 26,468,685 26,528,545 26,411,245 26,468,645 26,528,545 26,528,556 26,528,546 26,528,586 26,528,526	183,804 126,404 66,544 183,844 126,444 66,544 66,533 66,543 66,503 66,563
Item 5.	Other Information			None.

Item 6.	Exhibits and Reports on Form 8-K
	a)	Exhibits
		31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)
		31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)
		32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	b)	Reports on Form 8-K
On May 28, 2003, the Company filed a Form 8-K for Items 5 and 9, announcing that Carl J. (Rick) Rickertsen and Jeffrey White have joined the Company’s Board of Directors and furnishing the Company’s financial results for the quarter ended April 30, 2003.
On July 31, 2003, the Company filed a Form 8-K for Item 5, announcing that the Company accepted subscriptions for the sale of a total of 4,714,111 newly issued shares of common stock in a private placement to a group of institutional investors. The shares were priced at $3.60 per share on July 23, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONVERA CORPORATION
September 15, 2003	By: /s/ Patrick C. Condo Patrick C. Condo President and Chief Executive Officer (Principal Executive Officer)
September 15, 2003	By: /s/ Christopher M. Mann Christopher M. Mann Chief Financial Officer (Principal Financial and Accounting Officer)