Form 10-Q
period 2003-10-31
CONVERA CORP
filed 2003-12-15
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)   Yes  |   |    No  |X|

The number of shares outstanding of the registrant’s Class A common stock as of December 5, 2003 was 33,818,239.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
ASSETS	October 31, 2003 (Unaudited)	January 31, 2003
Current Assets:
Cash and cash equivalents	$35,012	$10,318
Short term investments	133	20,148
Accounts receivable, net of allowance for doubtful accounts of $1,744 and $1,569, respectively	6,926	6,732
Prepaid expenses and other	2,386	2,509
Total current assets	44,457	39,707
Equipment and leasehold improvements, net of accumulated depreciation of $12,202 and $10,843, respectively	2,011	2,906
Other assets	2,713	3,154
Goodwill and other intangible assets	3,178	3,372
Total assets	$52,359	$49,139
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,933	$3,069
Accrued expenses	7,653	7,220
Accrued bonuses	1,130	919
Restructuring reserve	628	1,326
Deferred revenues	4,190	2,739
Total current liabilities	16,534	15,273
Restructuring reserve, net of current portion	1,040	1,494
Total liabilities	17,574	16,767
Commitments and Contingencies
Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 34,631,627 and 29,880,217 shares issued, respectively; 33,807,383 and 29,003,062 shares	346	299
Treasury stock at cost, 824,244 and 877,155 shares, respectively	(1,904)	(2,026)
Additional paid-in capital	1,070,361	1,053,455
Accumulated deficit	(1,032,881)	(1,018,540)
Accumulated other comprehensive loss	(1,137)	(816)
Total shareholders' equity	34,785	32,372
Total liabilities and shareholders' equity	$52,359	$49,139
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited) (in thousands, except share and per share data)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenues:
License	$6,279	$3,555	$15,097	$9,541
Professional services	741	1,172	3,407	3,117
Maintenance	1,677	1,523	4,766	4,921
	8,697	6,250	23,270	17,579
Cost of revenues:
License	$301	$806	$1,118	$2,257
Professional services	963	1,365	3,755	4,574
Maintenance	534	454	1,500	1,401
	1,798	2,625	6,373	8,232
Gross margin:	6,899	3,625	16,897	9,347
Operating expenses:
Sales and marketing	4,375	4,823	13,708	16,369
Research and product development	2,894	3,035	9,395	9,298
General and administrative	2,908	1,970	7,432	6,888
Restructuring charges	-	-	620	1,890
Incentive bonus payments due to employees	-	-	-	(138)
Amortization of intangible assets	67	67	202	174
Acquired in-process research and development	-	-	-	126
	10,244	9,895	31,357	34,607
Operating loss	(3,345)	(6,270)	(14,460)	(25,260)
Interest income, net	44	140	145	526
Net loss	$(3,301)	$(6,130)	$(14,315)	$(24,734)
Basic and diluted net loss per common share	$(0.10)	$(0.21)	$(0.47)	$(0.86)
Weighted-average number of common shares outstanding - basic and diluted	33,800,142	28,964,204	30,699,046	28,804,156
Other comprehensive loss:
Net loss	$(3,301)	$(6,130)	$(14,315)	$(24,734)
Foreign currency translation adjustment	(214)	(82)	(321)	(54)
Comprehensive loss	$(3,515)	$(6,212)	$(14,636)	$(24,788)
See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
	For the Nine Months Ended October 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(14,315)	$(24,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,279	1,747
Provision for doubtful accounts	189	300
Amortization of intangible assets	202	174
Acquired in-process research and development	-	126
Equity compensation	390	-
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(329)	1,435
Prepaid expenses and other assets	588	2,367
Accounts payable, accrued expenses and accrued bonuses	455	(1,187)
Restructuring reserve	(1,153)	(669)
Deferred revenues	1,436	(1,080)
Net cash used in operating activities	(11,258)	(21,521)
Cash Flows from Investing Activities:
Proceeds from maturities of investments, net	20,027	20,063
Purchases of equipment and leasehold improvements	(363)	(670)
Acquisition of business, net of cash acquired	-	129
Net cash provided by investing activities	19,664	19,522
Cash Flows from Financing Activities:
Proceeds from the private placement of common stock, net	16,032	-
Proceeds from the issuance of common stock, net	110	188
Proceeds from the exercise of stock options	149	13
Proceeds from the issuance of warrants, net	369	-
Net cash provided by financing activities	16,660	201
Effect of Exchange Rate Changes on Cash	(372)	(494)
Net Increase (Decrease) in Cash and Cash Equivalents	24,694	(2,292)
Cash and Cash Equivalents, beginning of period	10,318	17,628
Cash and Cash Equivalents, end of period	$35,012	$15,336
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

The Company’s operations are subject to certain risks and uncertainties including, but not limited to: the Company’s ability to reverse its history of operating losses by introducing and promoting enhanced or new products; the dependence upon the timing of the closing on sales of software licenses; the effect of general economic conditions on demand for the Company’s products and services, including reduced corporate IT spending and lengthier sales cycles; the Company’s increasing dependence on sales to federal government agencies; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; the Company’s ability to respond to rapid technological changes; the success of the Company’s product marketing and product distribution strategies; changes in the nature or timing of the product development plan as determined by the Company; the risks associated with international operations; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.

As of October 31, 2003, Allen Holding Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially own more than 50% of the voting power of Convera.

(2)   SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three- and nine-month periods ended October 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include allowance for doubtful accounts receivable, estimates for restructuring reserves, and recoverability of goodwill and other intangible assets. Actual results could differ from those estimates.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Net loss, as reported	$(3,301)	$(6,130)	$(14,315)	$(24,734)
Stock-based compensation, as reported	219	-	390	-
Total stock-based compensation determined under fair value based method for all awards	(1,834)	(1,789)	(5,218)	(6,415)
Pro forma net loss	$(4,916)	$(7,919)	$(19,143)	$(31,149)
Basic and diluted net loss per common share, as reported	$(0.10)	$(0.21)	$(0.47)	$(0.86)
Basic and diluted net loss per common share, pro forma	$(0.15)	$(0.27)	$(0.62)	$(1.08)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Expected volatility	94%	95%	96%	95%
Risk free interest rates	3.3%	3.1%	2.9%	4.3%
Dividend yield	None	None	None	None
Expected lives	5 years	5 years	5 years	5 years

The following assumptions were used for shares issued during the three months ended October 31, 2003 and 2002, respectively, under the Company’s employee stock purchase plan: volatility factors of 95%, risk free interest rates of 1.0% and 1.7%, weighted-average expected life of 3 months, and no dividend yields.

The weighted average fair value of stock options granted under the Company’s stock option plans during the three months ended October 31, 2003 and 2002 were $3.09 and $3.03, respectively, and during the nine months ended October 31, 2003 and 2002 were $1.21 and $2.78, respectively.

On May 20, 2003 pursuant to the Company’s 2000 Stock Option Plan, two executive officers of the Company were awarded an aggregate of one million shares of deferred stock with a five-year cliff vesting provision. The deferred stock vests immediately if the holder is terminated without cause or if there is a change in control. These awards were valued at $4,370,000, based on the market price of the Company’s stock on the date of award. Compensation cost is expensed on a straight-line basis over the five-year vesting period. For the three and nine months ended October 31, 2003, the Company recorded compensation expense of $219,000 and $390,000, respectively, in connection with these awards. The compensation expense in connection with these awards is included in general and administrative costs.

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

(3)  RECENT PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for the costs associated with exit or disposal activities be recognized and measured initially at fair value when the liability is incurred rather than the date the Company commits to a disposal plan.  SFAS No. 146 was effective for all exit or disposal activities initiated after December 31, 2002. The Company has adopted SFAS No. 146, and such adoption was not significant to the Company’s October 31, 2003 financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not have any controlling interest, contractual relationships or other business relationships with variable interest entities and therefore the adoption of this standard did not have any effect on the Company’s financial position and results of operations.

(4)  ISSUANCE OF COMMON STOCK

On July 30, 2003, the Company completed a private placement of 4,714,111 shares (the “Shares”) of its common stock to a group of unaffiliated institutional investors. The Company sold the Shares at a purchase price of $3.60 per share, resulting in proceeds to the Company of approximately $17 million. In connection with this private placement, the Company has incurred expenses of approximately $946,000, which have been recorded in equity as an offset against the proceeds. The Company plans to use the net proceeds to finance ongoing operations and for general corporate purposes, including potential acquisitions. Allen & Company LLC, a company controlled by the majority shareholder, acted as placement agent for the private placement and was paid a commission of 5%, which is included in the offering expenses above.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Numerator:
Net loss	$(3,301)	$(6,130)	$(14,315)	$(24,734)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	33,800,142	28,964,204	30,699,046	28,804,156
Basic and diluted net loss per common share	$(0.10)	$(0.21)	$(0.47)	$(0.86)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Stock options	239,494	1,353	202,071	27,828
Deferred stock	67,799	-	27,743	-
Warrants	73,209	-	71,694	-
	380,502	1,353	301,508	27,828

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

This acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combination,” and the results of operations of Convera Canada, Inc. have been included in the Company’s consolidated statements of operations from the date of acquisition. The purchase price was determined to be approximately $4,403,000, which included liabilities assumed of approximately $748,000 and approximately $224,000 of transaction and direct acquisition costs. The shares issued to Semantix Inc. as consideration were valued based on the average market price of Convera stock from March 5, 2002 through March 11, 2002, or two business days before and after the date the terms of the acquisition were agreed to and announced, which was March 7, 2002. The purchase price was allocated to the assets acquired based on their estimated fair values on the acquisition date as follows (in thousands):

Tangible assets acquired	$663
Developed technology	1,346
Acquired in-process research and development	126
Goodwill	2,268
Total purchase price	$4,403

Developed technology is being amortized on a straight-line basis over five years. To determine the fair market value of the developed technology, the Company used the relief from royalty method, which uses the amount of royalty expense the Company would have incurred if the developed technology were licensed in an arms length transaction instead of purchased. The acquired in-process research and development (“IPRD”) of $126,000 was expensed immediately since the related technology had not reached technological feasibility as of the date of the acquisition. To determine the value of the IPRD, the discounted cash flow method, which entails a projection of the prospective cash flows to be generated from the sale of the technology over a discrete period of time, discounted at a rate in order to calculate present value, was used. The remainder of the purchase price minus the tangible assets acquired and the intangible assets created was allocated to goodwill. Goodwill is not being amortized but is reviewed at least annually for impairment in accordance with SFAS No. 142. There was no impairment of goodwill recorded for the quarter ended October 31, 2003.

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

The Company announced an additional reduction in force during the second quarter of the current fiscal year. As a result of this action, the Company further reduced its workforce by 17 employees worldwide, including nine individuals from the engineering group, three from the sales group, three from the professional services group and two from the marketing group. The Company recorded a restructuring charge of $295,000 related to severance costs for terminated employees.

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

The following table sets forth a summary of the restructuring charges, the payments made against those charges and the remaining restructuring liability as of October 31, 2003 (in thousands):

	Employee severance and other termination benefits	Estimated costs of facilities closing	Contractual obligations	Total
FY02 restructuring charges	$1,578	$5,212	$1,338	$8,128
FY03 restructuring charges	2,518	-	-	2,518
FY04 first quarter restructuring charges	325	-	-	325
FY04 second quarter restructuring charges	295	-	-	295
	4,716	5,212	1,338	11,266
Non-cash reserve adjustments	(180)	(2,014)	-	(2,194)
FY02 payments	(1,361)	(359)	(888)	(2,608)
FY03 payments	(2,167)	(726)	(130)	(3,023)
FY04 first quarter payments	(416)	(113)	(130)	(659)
FY04 second quarter payments	(437)	(177)	(80)	(694)
FY04 third quarter payments	(155)	(155)	(110)	(420)
Accrued restructuring costs at October 31, 2003	$-	$1,668	$-	$1,668

The Company paid approximately $420,000 and $1,773,000 against the restructuring accruals in the three and nine months ended October 31, 2003, respectively. As of October 31, 2003, unpaid amounts of approximately $628,000 and $1,040,000, representing primarily facility-related charges, have been classified as current and non-current accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

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

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Sales to customers:
United States	$7,838	$3,916	$17,599	$11,481
United Kingdom	255	1,179	2,407	3,036
All Other	604	1,155	3,264	3,062
	$8,697	$6,250	$23,270	$17,579

Major Customers

For the three and nine months ended October 31, 2003, revenues derived from sales to agencies of the U.S. Government were approximately $6,665,000 and $12,823,000, representing 77% and 55% of total revenues, respectively. For the three and nine months ended October 31, 2002, revenues derived from sales to agencies of the U.S. Government were approximately $1,924,000 and $4,426,000, representing 31% and 25% of total revenues, respectively. Revenues derived from one customer accounted for approximately 39% and 15% of the Company’s total revenues for the three and nine months ended October 31, 2003, respectively. No single customer accounted for 10% or more of the Company’s revenues for the three and nine months ended October 31, 2002.

(9)  INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2004, the Company expects that it will generate additional NOLs for the remainder of the year. As of October 31, 2003, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of October 31, 2003.

(10)  CONTINGENCIES

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

Results of Operations

For the quarter ended October 31, 2003, total revenues were $8.7 million, an increase of 39% over total revenues of $6.3 million in the same quarter last year. The net loss for the quarter ended October 31, 2003 was $3.3 million, or $0.10 per common share, compared to a net loss of $6.1 million, or $0.21 per share in the same period last year. For the nine months ended October 31, 2003, total revenues were $23.3 million, an increase of 32% over total revenues of $17.6 million reported for the corresponding period last year. The net loss for the nine months ended October 31, 2003 was $14.3 million, or $0.47 per common share, compared to a net loss of $24.7 million, or $0.86 per common share in the same period last fiscal year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and nine months ended October 31, 2003 and 2002, respectively (dollars in thousands).

Components of Revenues and Expenses
Three Months Ended October 31,
	2003		2002		Increase (Decrease)
Revenues:	$	%	$	%	%
License	6,279	72%	3,555	57%	77%
Professional services	741	9%	1,172	19%	(37)%
Maintenance	1,677	19%	1,523	24%	10%
	$8,697	100%	$6,250	100%	39%
Cost of revenues:
License	301	4%	806	13%	(63)%
Professional services	963	11%	1,365	22%	(29)%
Maintenance	534	6%	454	7%	18%
	$1,798	21%	$2,625	42%	(32)%
Gross margin:	$6,899	79%	$3,625	58%	90%
Operating expenses:
Sales and marketing	4,375	50%	4,823	77%	(9)%
Research and product development	2,894	33%	3,035	49%	(5)%
General and administrative	2,908	34%	1,970	31%	48%
Amortization of intangible assets	67	1%	67	1%	0%
Total expenses	$10,244	118%	$9,895	158%	4%
Operating loss	$(3,345)		$(6,270)
Interest income, net	44		140
Net loss	$(3,301)		$(6,130)

Components of Revenues and Expenses
Nine Months Ended October 31,
	2003		2002		Increase (Decrease)
Revenues:	$	%	$	%	%
License	15,097	65%	9,541	54%	58%
Professional services	3,407	15%	3,117	18%	9%
Maintenance	4,766	20%	4,921	28%	(3)%
	$23,270	100%	17,579	100%	32%
Cost of revenues:
License	1,118	5%	2,257	13%	(50)%
Professional services	3,755	16%	4,574	26%	(18)%
Maintenance	1,500	6%	1,401	8%	7%
	$6,373	27%	$8,232	47%	(23)%
Gross margin:	$16,897	73%	$9,347	53%	81%
Operating expenses:
Sales and marketing	13,708	59%	16,369	93%	(16)%
Research and product development	9,395	40%	9,298	53%	1%
General and administrative	7,432	32%	6,888	39%	8%
Restructuring charge	620	3%	1,890	11%	(67)%
Amortization of intangible assets	202	1%	174	1%	16%
Incentive bonus payments due to employees	-	0%	(138)	(1)%	100%
Acquired in-process research and development	-	0%	126	1%	(100)%
Total expenses	$31,357	135%	$34,607	197%	(9)%
Operating loss	$(14,460)		$(25,260)
Interest income, net	145		526
Net loss	$(14,315)		$(24,734)

Revenues

License revenues increased 77% to $6.3 million for the three months ended October 31, 2003 from $3.6 million for the three months ended October 31, 2002. License revenues for the nine months ended October 31, 2003 were $15.1 million, an increase of 58% over license revenues of $9.5 million reported for the corresponding period last year. The increase in license revenues for both the quarter and the first nine months of the current fiscal year is primarily attributable to growth in sales to agencies of the U.S. Government. Additionally, the license revenue per deal was approximately $143,000 and $120,000 for the three and nine months ended October 31, 2003, respectively, compared to approximately $64,000 and $60,000 for the three and nine months ended October 31, 2002, respectively.

Services revenues, which include amounts generated through software implementation and training services, decreased 37% to $0.7 million for the three months ended October 31, 2003 from $1.2 million for the three months ended October 31, 2002. For the nine months ended October 31, 2003, services revenues were $3.4 million, an increase of 9% from $3.1 million reported for the same period last year. The increase in services revenues during the nine months ended October 31, 2003 compared to the same period last year is mainly due to revenues recognized in connection with a fixed price development agreement accounted for using the percentage of completion method of accounting. The decrease in services revenues in the current quarter compared to the same quarter of last year resulted primarily from the deferral by several customers of planned services engagements as well as a reduction in implementation services revenue generated from the Company’s European operations.

Software maintenance and customer support revenues increased 10% to $1.7 million for the three months ended October 31, 2003 from $1.5 million in the same quarter last year. For the nine months ended October 31, 2003, software maintenance and customer support revenues were $4.8 million compared to $4.9 million in the same period last year, representing 20% and 28% of total revenues respectively. The increase in maintenance revenues in the current quarter compared to the same period last year is mainly the result of increased license revenues during the current fiscal year, leading to an overall increase in associated maintenance revenues.

For the three and nine months ended October 31, 2003, total revenues derived from sales to agencies of the Federal government were approximately $6.7 million and $12.8 million, representing 77% and 55% of total revenues, respectively. Revenues derived from one customer accounted for approximately 39% and 15% of the Company’s total revenues for the three and nine months ended October 31, 2003, respectively.

Revenues from international operations are generated primarily from software licenses and related support services with various European commercial and government customers. The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom, with offices in Germany and France. CTIL revenues decreased 64% for the three months ended October 31, 2003 to $0.8 million from $2.3 million in the same quarter last year. For the nine months ended October 31, 2003, CTIL revenues decreased 6% to $5.4 million from $5.8 million in the comparable period last year.

Cost of Revenues

Cost of license revenues decreased 63% to $0.3 million in the third quarter of the current year from $0.8 million in the third quarter last year. Cost of license revenues as a percentage of license revenues was 5% in the current quarter compared to 23% in the same quarter last year. For the nine months ended October 31, 2003, costs of license revenues decreased 50% to $1.1 million from $2.3 million in the same period last year. As a percentage of license revenues, cost of license revenues were 7% and 24% for the nine months ended October 31, 2003 and 2002, respectively. The decrease in cost of license revenues is primarily attributable to a reduction in royalties, fees and commissions paid to third parties as well as lower documentation and freight charges.

Cost of services revenues of $1.0 million for the three months ended October 31, 2003 decreased 29% from $1.4 million in the third quarter last fiscal year. Cost of services revenues as a percentage of services revenues was 130% in the current quarter compared to 116% in the same quarter last year. For the nine-month period of the current fiscal year, cost of services revenue decreased 18% to $3.8 million from $4.6 million in the same period last fiscal year. As a percentage of services revenues, cost of services revenues were 110% and 147% for the nine months ended October 31, 2003 and 2002, respectively. The decrease in cost of services revenues is primarily attributable to a reduction in the overall number of employees responsible for the management and delivery of professional services. The Company reduced the number of employees in the services organization and retained only those individuals directly responsible for the management and delivery of professional services to the Company’s customers.

Cost of maintenance revenues of $0.5 million for the three months ended October 31, 2003 increased by 18%, compared with the third quarter last fiscal year. As a percentage of maintenance revenues, cost of maintenance was 32% and 30% in the quarters ended October 31, 2003 and 2002, respectively. For the nine months ended October 31, 2003, cost of maintenance revenues increased 7% to $1.5 million from $1.4 million in the same period last year. Cost of maintenance revenues as a percentage of maintenance revenues was 31% in the nine months ended October 31, 2003 compared to 28% in the same period last year. The increase in cost of maintenance is mainly attributable to growth in the customer support organizations in the Company’s international offices.

Operating Expenses

Sales and marketing expenses decreased 9% in the quarter ended October 31, 2003 to $4.4 million from $4.8 million in the third quarter last fiscal year, representing 50% and 77% of total revenues, respectively. For the nine-month period of the current fiscal year, sales and marketing expenses decreased 16% to $13.7 million from $16.4 million for the corresponding period last year, representing 59% and 93% of total revenues, respectively. The decrease in sales and marketing expenses is mainly attributable to a reduction in sales, management and marketing personnel as well as decreases in marketing program expenses compared to the same period last year.

Total research and product development costs decreased 5% to $2.9 million in the current quarter compared to $3.0 million in the same quarter last year. Research and product development costs as a percentage of total revenues were 33% in the current quarter compared to 49% in the third quarter last year. For the nine months ended October 31, 2003, research and development expenses increased 1% to $9.4 million from $9.3 million for the corresponding period last year, representing 40% and 53% of total revenues, respectively. The decrease in research and product development costs in the current quarter compared to the same quarter last year is largely due to the restructuring that occurred in the second quarter, which reduced engineering headcount by nine. The increase in research and product development costs in the nine months ended October 31, 2003 compared to the same period last year is largely attributable to an increase in third party consulting expenses related to the outsourcing of certain aspects of product development.

General and administrative expenses increased 48% to $2.9 million in the current quarter from $2.0 million in the third quarter of last year, representing 34% and 31% of total revenues, respectively. For the nine months ended October 31, 2003, general and administrative expenses increased 8% to $7.4 million from $6.9 million for the corresponding period last fiscal year, representing 32% and 39% of total revenues, respectively. The increase in general and administrative expenses is primarily due to non-cash compensation expense associated with a deferred stock grant to certain Convera employees under the Company’s 2000 Stock Option Plan as well as increased professional fees.

During the first quarter of the current fiscal year, the Company adopted a restructuring plan in its continued effort to streamline operations. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the G&A group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees. The Company announced an additional reduction in force in the second quarter of the current fiscal year. As a result of this action, the Company further reduced its workforce by 17 employees worldwide, including nine individuals from the engineering group, three from the sales group, three from the professional services group and two from the marketing group. In connection with action, the Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees.

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

The Company paid approximately $0.4 million and $1.8 million against the restructuring accruals in the three and nine months ended October 31, 2003, respectively. As of October 31, 2003, unpaid amounts of approximately $0.6 million and $1.0 million have been classified as current and non-current accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

Amortization of intangible assets

Amortization of intangible assets was $67,000 and $202,000 for the three and nine months ended October 31, 2003, respectively. For the three and nine months ended October 31, 2002, amortization of intangible assets was $67,000 and $174,000, respectively. This amount represents amortization of developed technology related to the Company’s acquisition of Semantix Inc., which was accounted for using the purchase method of accounting.

Incentive bonus payments due to employees

Specified former Intel employees who became Convera employees and remained employed through September 30, 2002 received payments representing the excess of the calculated aggregate gain they would have realized on forfeited Intel stock options that would have vested between 2002 and 2005, based on the fair value of Intel shares at a fixed date prior to the closing of the business combination transaction with Intel (the “Combination”), over the calculated aggregate gain on Convera stock options as of September 30, 2002. For the quarter ended April 30, 2002, the Company reversed approximately $138,000 of incentive bonus expense previously recorded, due to a reduction in the number of former Intel employees remaining with the Company as of April 30, 2002. The bonus amounts had been fully recorded in the statement of operations as of September 30, 2002. The Company made payments of $219,000 and $876,000 related to these incentive bonuses in the three and nine months ended October 31, 2003. As of October 31, 2003, all payments of the incentive bonuses have been completed.

Acquired in-process research and development

In connection with the acquisition of Semantix Inc., the Company recorded a charge for acquired in-process research and development of $126,000 in the quarter ended April 30, 2002.

Interest income, net

Net interest income decreased to $44,000 for the third quarter of the current fiscal year, compared to $140,000 in the third quarter of last fiscal year. For the nine months ended October 31, 2003, net interest income decreased to $145,000 from $526,000 in the same period of last year. The decrease is a result of lower interest income largely due to a lower level of invested funds as well as to lower interest rates in the current fiscal year.invested funds as well as to lower interest rates in the current fiscal year.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at October 31, 2003 as compared to January 31, 2003 is summarized below (in thousands).

	October 31,	January 31,
	2003	2003	Change
Cash and cash equivalents	$35,012	$10,318	$24,694
Investments	133	20,148	(20,015)
Total	$35,145	$30,466	$4,679

During the nine months ended October 31, 2003, the Company used cash of $11.3 million to fund operating activities, compared to $21.5 million used in the same period last year. The net loss of $14.3 million was offset by non-cash charges totaling $2.1 million including depreciation of $1.3 million, bad debt expense of $0.2 million, amortization of intangible assets of $0.2 million, and amortization of deferred stock compensation of $0.4 million. Increases in deferred revenues, accounts payable, accrued expenses and accrued bonuses as well as a decrease in prepaid expenses and other assets provided $2.5 million, while an increase in accounts receivable used $0.3 million. The decrease in the restructuring reserve used a net of $1.2 million. During the nine months ended October 31, 2002, $21.5 million was used to fund operating activities. The net loss of $24.7 million was partially offset by non-cash charges totaling $2.3 million, including depreciation of $1.7 million, bad debt expense of $0.3 million, amortization of intangible assets of $0.2 million and in-process research and development of $0.1 million. Cash was provided by reductions in accounts receivable of $1.4 million and prepaid expenses and other assets of $2.4 million. Decreases in accounts payable, accrued expenses and accrued bonuses and a reduction in deferred revenues reduced cash from operating activities by $2.3 million. The decrease in the restructuring reserve used a net of $0.7 million.

Cash flows from investing activities provided the Company $19.7 million in the nine month period of the current fiscal year. Proceeds from the maturity of U.S. treasury bills provided $20.0 million, while purchases of equipment and leasehold improvements used cash of $0.4 million. For the nine months ended October 31, 2002, the Company’s investing activities provided $19.5 million. Proceeds from the maturity of U.S. treasury bills provided $20.0 million while purchases of equipment and leasehold improvements used cash of $0.7 million. Cash acquired as a result of the purchase of Semantix Inc. was approximately $0.4 million netted against direct acquisition costs of approximately $0.3 million.

Financing activities provided cash of $16.7 million for the nine months ended October 31, 2003. Net proceeds of $16.0 million were provided by a private placement of 4,714,111 shares of common stock to a group of unaffiliated institutional investors at a purchase price of $3.60 per share. Approximately $110,000 was provided by the issuance of stock under the employee stock purchase plan, and $149,000 was provided by the exercise of employee stock options. Net proceeds of $369,000 were provided by the issuance of warrants. For the nine months ended October 31, 2002, financing activities provided cash of $201,000, of which $188,000 was provided by the issuance of stock under the employee stock purchase plan, and $13,000 was provided by the exercise of employee stock options.

At October 31, 2003, the Company’s balance of cash, cash equivalents and short-term investments was $35.1 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for the foreseeable future. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:

Contractual Obligations	Payments Due By Fiscal Years (in thousands)
	Total	2004	2005	2006	2007	2008
Operating leases	$6,016	$783	$2,795	$1,570	$805	$63

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

        A significant portion of the Company’s revenues is derived from sales to federal government agencies, which are subject to budget cuts. The ability to complete contracts with the federal government, and size and timing of those contracts may materially affect the Company’s operating results

For the three and nine months ended October 31, 2003, total revenues derived from sales to agencies of the Federal government were approximately $6.7 million and $12.8 million, respectively, representing 77% and 55% of total revenues, respectively. For the three and nine months ended October 31, 2002, revenues derived from sales to agencies of the U.S. Government were approximately $1,924,000 and $4,426,000, respectively, representing 31% and 25% of total revenues, respectively. While the federal government has recently increased spending on defense and homeland security initiatives, many government agencies have had budget freezes or reductions which may adversely impact their purchasing decisions and timing.

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

        Allen Holding Inc. and related parties exercise voting control over the Company and their interests may differ from those of other Convera stockholders

Further, Allen Holding Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially own more than 50% of the voting power of Convera, and would therefore be able to control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire Convera and elections of directors. Allen & Company may have interests that are different than the interests of other Convera stockholders.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 9% and 23% of total revenues in the three and nine months ended October 31, 2003, respectively. International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds or EUROs. As of October 31, 2003, approximately 16% and 9% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of October 31, 2003, 5% of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company’s short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from three to six months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company’s exposure to fluctuations in interest rates is limited.

Item 4.   Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Controller, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Controller concluded that the Company’s disclosure controls and procedures are effective in making known to them, on a timely basis, material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings		None.
Item 2.	Change in Securities		None.
Item 3.	Defaults upon Senior Securities		None.
Item 4.	Submission of Matters to Vote of Security Holders		None.
Item 5.	Other Information

On December 15, 2003, Christopher Mann resigned as Chief Financial Officer and Treasurer of the Company. Pending appointment of a successor, Mr. Mann has agreed to assist the Company during a transition period and Carolyn Bae, the Company’s Controller, will act as the Company’s “principal financial and accounting officer.”

Item 6.	Exhibits and Reports on Form 8-K
	a)	Exhibits
		31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)
		31.2	Certification of Controller pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)
		32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		32.2	Certification of Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	b)	Reports on Form 8-K
On August 29, 2003, the Company filed a Form 8-K for Items 7 and 12, reporting the Company’s financial results for the quarter ended July 31, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONVERA CORPORATION
December 15, 2003	By: /s/ Patrick C. Condo Patrick C. Condo President and Chief Executive Officer (Principal Executive Officer)
December 15, 2003	By: /s/ Carolyn S. Bae Carolyn S. Bae Controller (Principal Financial and Accounting Officer)