Form 10-K
period 2004-01-31
CONVERA CORP
filed 2004-04-30
CIK 1125536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2004

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2003 (based on the closing sales price as reported on the NASDAQ National Market System) was $65,314,829.

     The number of shares outstanding of the registrant's Class A common stock as of April 13, 2004 was 33,940,025.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.


                     The Index to Exhibits begins on Page 35

                               CONVERA CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

                                TABLE OF CONTENTS
                                                                      Page

                                     PART I

Item 1.  Business....................................................    1

Item 2.  Properties..................................................   15

Item 3.  Legal Proceedings...........................................   15

Item 4.  Submission of Matters to a Vote of Security Holders.........   15

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities............. 16

Item 6.  Selected Financial Data....................................... 17

Item 7.  Management's Discussion and Analysis of Financial   Condition
         and Results of Operations..................................... 18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.... 32

Item 8.  Financial Statements and Supplementary Data................... 32

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 32

Item 9A. Controls and Procedures....................................... 32

                                    PART III

Item 10. Directors and Executive Officers of the Registrant............ 33

Item 11. Executive Compensation ....................................... 33

Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters ............................ 33

Item 13. Certain Relationships and Related Transactions................ 33

Item 14. Principal Accounting Fees and Services........................ 33

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...............................................  34

                                     PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the expectations, beliefs, intentions or strategies regarding the future of Convera Corporation ("Convera" or the "Company.") All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties discussed under the heading "Risk Factors" below. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of such factors, including those set forth in this report.


Overview

Convera designs, develops, markets, implements and supports enterprise search and categorization solutions that enable a broad range of mission critical applications within commercial enterprises and government agencies. These applications include knowledge management, enterprise portals, intelligence gathering and analysis, safety and national security, law enforcement, research and discovery, regulatory compliance and customer service. Convera believes its RetrievalWare(R) solutions offer customers a way to maximize their return on investment in vast stores of unstructured information by providing highly scalable, fast, accurate and secure search across more than 200 forms of text, video, image and audio information, in more than 45 languages. Convera also offers professional implementation services to ensure Convera products integrate seamlessly into customer environments, as well as training, consulting and maintenance services to facilitate full implementation and optimal use of its technologies.

Convera maintains an extensive portfolio of patented and proprietary technologies. Its core technologies include: advanced computational linguistics and semantic networking that leverage lexical knowledge using built-in knowledge bases to search not only for specific word meanings, but also for related terms and concepts; Adaptive Pattern Recognition Processing ("APRP") that identifies patterns in digital data, providing the capability to build content-based analysis and retrieval applications for any type of digital information; and intelligent real-time video analysis that detects scene changes as they occur. The Company's RetrievalWare 8 software contains additional proprietary technologies for the categorization and dynamic classification of unstructured content. In combination, these core technologies form the foundation on which Convera builds its products.

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

As of January 31, 2004 and 2003, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen and certain related parties (collectively "Allen & Company") beneficially owned more than 50% of the voting power of Convera.

The Company can be contacted via email at invest@convera.com and visited at its web site, www.convera.com. Information on the Convera web site is not part of this Form 10-K.

Business Strategy

The Company licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products through license agreements with systems integrators, Original Equipment Manufacturers ("OEMs"), value-added resellers, and other strategic partners. The Company's technology may also be customized to meet specific needs of its customers. Convera conducts international sales activities through Convera Technologies International, Limited ("CTIL"), its wholly owned subsidiary in the United Kingdom, and CTIL offices in Germany and France.


Convera Products

Products

Convera  develops,   markets,  licenses,   services  and  supports  the  Convera
RetrievalWare product line of mission critical search and categorization products which form the basis for information retrieval and knowledge management solutions for corporate intranets, Internet e-commerce, online publishing and the OEM market.

Convera's products are designed to address the search and categorization needs of a diverse customer base within government agencies and commercial enterprises around the world. From supporting the most demanding requirements of the intelligence and law enforcement communities within government agencies worldwide, to providing the enterprise search backbone of Fortune 500 companies, Convera products are often a critical part of customers' information management infrastructure.

RetrievalWare is a secure, highly scalable platform for mission-critical, search and categorization applications. RetrievalWare's distributed architecture provides a high performance, high scalability infrastructure for indexing, searching, categorizing and linking information across a broad range of content sources.

Convera products are best suited for organizations that face the following challenges:

     o Searching a large collection of unstructured information assets distributed in information silos across the enterprise,

     o Dealing with large volumes of incoming unstructured data on a daily basis,

     o Searching disparate collections of documents and records regardless of their format, including scanned paper, text, audio, video, images and relational databases,

     o Tightly integrating the search solution as part of the corporate security infrastructure,

     o    Providing  a  robust,   scalable  and  highly  available   information
          discovery platform,

     o    Searching for information that exists in multiple languages.


With the release of RetrievalWare 8, the most current version of RetrievalWare, in May 2003, Convera enhanced its product offerings with new categorization and classification software, additional tools for developing and deploying taxonomies, and architectural enhancements that allow RetrievalWare to easily fit within J2EE and Web Services environments.

Convera's Categorization and Dynamic Classification software introduced with RetrievalWare 8 allows enterprises and government agencies to more easily search and browse unstructured information from diverse user perspectives and roles. It also allows organization to more easily discover hidden information that is most relevant to queries against large repositories of information.

Convera's Cartridge and Classification Workbench allows enterprises to develop, import, change and integrate various taxonomies and semantic networks that may be used for organizing and accessing an enterprise's unstructured content. This new suite of tools also helps enterprises measure the quality of the taxonomies being used to organize their information assets. This provides predictive insight into the user satisfaction that will result from the search and categorization solution being deployed.

RetrievalWare 8 is also built using the modern Application Server Architecture, effectively supporting those customers who have chosen to adopt the Service Oriented Application Architecture within their enterprises. The support of open Application Programming Interfaces ("APIs") like Java Services and Web Services APIs allows RetrievalWare 8 to be integrated into a variety of enterprise applications with relative ease.


The RetrievalWare 8 product line includes:

RetrievalWare(R) Search (Base Product)

Optional Components:
RetrievalWare(R) Categorization and Dynamic Classification;
RetrievalWare(R) Profiling;
RetrievalWare(R) Cartridge & Classification Workbench
Language Cartridges;
Domain Cartridges;
Taxonomy Cartridges;
RetrievalWare(R) Synchronizers;
Internet Spider;
RetrievalWare(R) FileRoom;
Screening Room(R);
Screening Room(R) Capture;
RetrievalWare(R) SDK;
Screening Room(R) API's; and
Visual RetrievalWare(R).


         RetrievalWare(R) Search (Base Product)

RetrievalWare provides a secure, scalable information retrieval and knowledge discovery infrastructure utilizing advanced indexing, search and categorization technology. RetrievalWare's distributed process architecture enables government agencies and commercial enterprises to integrate all information assets into a single point of access, to intuitively navigate that information and to collaborate effectively on retrieved information to achieve mission-critical objectives. By utilizing multi-mode searching built around Convera's proprietary semantic network technologies, pattern matching (APRP) and Boolean search, RetrievalWare empowers users to securely access and retrieve mission critical information assets across multiple data types.

With Convera's semantic networks and natural language processing, users can easily find needed information without having to specify exact keywords. RetrievalWare incorporates syntax, morphology and the actual meaning of words in its search algorithms. The baseline semantic network in the English language version of RetrievalWare gives users a built-in knowledge base of approximately 500,000 word meanings, 50,000 language idioms and 1.6 million word associations. Users submit plain English queries that are automatically expanded to include related terms and concepts, thereby increasing the likelihood that highly relevant content will be retrieved. RetrievalWare also supports domain specific semantic networks to further enhance search precision and recall in specific fields of interest, including: Biology, Chemistry, Computers, Electronics, Finance, Food Science, Geography, Geology, Health Sciences, Information Science, Law, Mathematics, Medical, Military, Petroleum, Natural Gas & Petrochemicals, Pharmaceutical, Pharmacology, Physics, Plastics, Rubber and Telecommunications. Other disciplines can be supported through the use of Convera tools that enable the development of enterprise-specific semantic networks.

APRP identifies patterns in digital information. In text applications, it allows users to retrieve relevant information regardless of spelling errors contained in queries or the existence of inconsistencies in the searched data that may be caused by errors in optical character recognition processes. The software works at high speed and supports the rapid development of multi-language text-retrieval systems.

RetrievalWare supports more than 200 document formats stored on file servers, in groupware systems, relational databases, document management systems, intranets and the Internet. RetrievalWare provides real time profiling which enables users to automatically receive incoming documents of interest. The RetrievalWare Profiling Server filters, stores and distributes incoming data from many sources including real-time news feeds, relational databases, paper repositories and the RetrievalWare Internet Spider.

Convera provides what it believes was the industry's first enterprise search product to offer multimedia and cross-lingual search as off-the-shelf product features. By providing users with a single product that simultaneously searches and organizes all data types (such as text, video, image and audio files) in multiple languages from a single user interface, customers do not have to buy and piece together several disparate systems to manage multiple data types and languages.

RetrievalWare provides access to both unstructured and structured information across enterprise networks, workgroup LANs, and intranets. The software may be deployed on a single server or across any number of distributed physical servers. RetrievalWare server solutions can be run on multiple platforms including leading UNIX, LINUX and Windows platforms.

The RetrievalWare 8 product line includes the following optional components:

         Categorization and Dynamic Classification

RetrievalWare's Categorization and Dynamic Classification solution enables enterprises to bring consistency and scalability to the organization and access of information assets through the use of stable, industry standard taxonomies. RetrievalWare uses one or more taxonomies to extract concepts and context from information assets. These assets can then be organized into specific views that reflect the personalized knowledge requirements, roles and perspectives of each user. This approach to organizing information facilitates knowledge discovery and collaboration among knowledge workers.

         Profiling

RetrievalWare Profiling automatically detects, routes and stores relevant documents in user-defined profiles, thus accelerating the timely discovery of relevant information as it enters the RetrievalWare environment.

         Cartridge & Classification Workbench

Convera's Cartridge & Classification Workbench enables the use of manual and automated tools to streamline taxonomy classification development, benchmarking, and deployment. These tools reduce taxonomy development and deployment times as well as maintenance costs.

         Language, Domain and Taxonomy Cartridges

RetrievalWare provides highly accurate and relevant search and categorization results based upon its linguistic processing capability. Through the use of robust semantic networks and taxonomies that cover many languages and domain specific fields of interest, RetrievalWare recognizes and processes words, phrases and concepts in the context in which they exist. The result is a comprehensive search and retrieval solution enabling basic keyword search, advanced natural language and conceptual search, as well as information categorization in many languages and fields of interest. Language, Domain and Taxonomy Cartridges are provided as pre-packaged optional components to RetrievalWare. Convera also provides development tools that allow customers, partners or integrators to develop, edit and customize cartridge content for specific business solutions.

         Synchronizers

RetrievalWare Synchronizers provide document-level secure access for users to search multiple native repositories from a single point of access. Supported repositories include Lotus Notes, Microsoft Exchange, Documentum, FileNET Panagon, native file systems and major relational database management systems including Microsoft SQL Server, Oracle, DB2, Sybase, Informix, Teradata and any ODBC-compliant database.

          Internet Spider

Internet Spider is a multimedia, high-performance Web spider/crawler for augmenting the retrieval capabilities of RetrievalWare, for stand-alone use, or for integration with other applications. In addition to HTML-based Web pages, Internet Spider retrieves word processing, PDF and multimedia assets including audio, video and images. It is highly configurable and multi-threaded and can provide deep, broad and repetitive crawling. Users who want immediate notification when items of interest arrive can post Agent Profiles to pull links to related documents to their desktops. Components can be deployed on multiple machines for optimum performance and bandwidth.

          FileRoom

RetrievalWare FileRoom is an optional component that allows loading, indexing, viewing and managing scanned documents, images and text. Users access FileRoom through a hierarchy consisting of FileRoom documents, where each tier in the hierarchy is a container for storing documents. Users can directly view the scanned image of a retrieved document from FileRoom. Graphs, diagrams, handwritten notations and signatures in the retrieved document are immediately accessible. Document-level security lets organizations control user access at the FileRoom (library), cabinet, drawer, folder and document level.

          Screening Room(R)

Screening Room is an optional product to RetrievalWare Search that enables a comprehensive solution for video asset management. It provides scalable access, search and retrieval of video assets, both analog and digital, from any desktop. Used in conjunction with RetrievalWare Search, it provides for real-time capturing, encoding, analyzing, cataloging, browsing, searching and retrieving of video, as well as related captured text (closed captions or speech-to-text conversions) and metadata, over corporate intranets/extranets. Designed to manage video content in Internet portal and corporate intranet environments, Screening Room also supports media, broadcast and entertainment video asset management solutions. It enables users to easily capture analog or digital video, automatically create an intelligent video storyboard, and play it back in any of the industry's standard video file formats. Screening Room users then can automatically browse, search and retrieve precisely what video clips they are looking for without having to play or watch the video in its entirety.

Screening Room consists of four components: Screening Room Capture, Screening Room Metadata Edit, Screening Room Explorer and Screening Room Video Asset Server. Screening Room Capture ingests, analyzes and storyboards analog or digital video assets, including live feeds. It also extracts, indexes and searches associated metadata such as captured text (both closed-caption text and spoken audio content converted to text), keyframe images of significant scenes and annotations. Screening Room Metadata Edit enables users to browse, search, edit and annotate storyboards. In addition, users can select and compile clips from multiple video assets to create new derivative works, export files and metadata in industry-standard XML format, or output rough-cut edit segments to Edit Decision Lists ("EDLs") for import into high-end offline editing systems. Screening Room Explorer allows user access to catalogs of video assets through any standard Web browser. The Video Asset Server indexes and stores captured video assets for instantaneous browsing, or search and retrieval via RetrievalWare.

          Screening Room Capture (Stand-alone)

Screening Room Capture (Stand-alone) can be deployed as a stand-alone product. It provides the ability to log, analyze and encode video, and save the data and video assets in a non-proprietary (XML) format. Screening Room Capture does not require purchase of the entire RetrievalWare or Screening Room system, enabling loading of video assets and metadata into a third party database or content management system, or otherwise re-purposing the asset. Screening Room Capture is also a suitable component for sale to OEM customers.

          RetrievalWare SDK

The RetrievalWare SDK (Software Developer's Kit) is a comprehensive set of tools for building advanced search-based solutions. At its core is highly scalable, distributed client/server architecture. Independent server processes maximize the efficiency and reliability of document loading, indexing and query handling, and support security and encryption/decryption features. Dedicated server processes enable integration of text search and relational database storage capabilities through an open database management system ("DBMS") gateway. The client environment is optimized for the development of graphical interfaces using industry standard tools such as Java and Visual Basic. RetrievalWare delivers Visual Basic custom controls, remote procedure calls and open server capabilities, as well as engine-level, high-level and client/server application program interfaces ("APIs"). These features speed the development of systems that can support thousands of users and contain custom functionality.

          Screening Room and Screening Room Capture APIs

The Screening Room and Screening Room Capture APIs enable developers to integrate and control the Screening Room components from other programs and applications.

          Visual RetrievalWare

Leveraging the APRP technology, Visual RetrievalWare is a visual retrieval engine and a comprehensive image processing library that enables the development of client/server systems for indexing and retrieving digital images. Users can search for visual information directly from their intranet, a corporate database, the Internet, or other sources using images or video clips as clues. Visual data is reduced to a searchable index that is typically less than 10% of the size of the original image and is automatically recognized based on its shape, color and texture. Users submit queries using examples of visual data or by authoring a visual clue with a graphical product. Based on the shape, color and texture of the visual clue, a list of similar or exact matches is returned. The product delivers its advanced retrieval capabilities in an open, scalable and secure architecture designed for ease of implementation, integration or extension.


Technical Support, Implementation Services and Education

Convera provides technical support and maintenance to customers through its technical support personnel located in the Company's Columbia, Maryland;
Carlsbad, California; and Bracknell, United Kingdom facilities and through certain product distributors. Technical support consists of bug fixes, telephone support and upgrades or enhancements of particular software product releases when and if they become generally available. Technical support typically is provided to customers under a renewable annual contract. All Convera service plan customers have access to the Convera Online Technical Support Web site that provides the latest product information, general service updates and Web forums for technical discussions. The Web site also provides electronic forms for opening technical support cases and suggesting product, service and Company enhancements.

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


Marketing and Distribution

The Company's sales and marketing strategy focuses on the licensing of Convera products to customers both through a direct sales force and through distribution partners and OEMs. Members of the North American direct sales team are primarily located throughout the United States, and the majority of the international direct sales team is located in the United Kingdom. Distribution throughout the Europe, Middle East, Africa and Asia Pacific regions is also covered by a network of reseller partners. The Company typically licenses its products to end-users as either an enterprise-wide or work-group level solution.

The Company generally has three license types: OEM, reseller and end-user. Each of these license types generally includes the same standard terms regarding such things as confidentiality, infringement indemnification and limitations of liability. OEM licenses generally stipulate royalties due to the Company based on the sale of the OEM customer's product incorporating the Company's technology. OEM contracts generally require the customer to pay some of the royalties in advance of the sale of their integrated product. Reseller licenses generally include a predetermined discount or margin that the reseller is required to pay the Company based on their sales of the Company's products to their customers. Reseller agreements are occasionally structured to include minimum amounts due from the resellers in advance of their sales to end user customers. This is generally in consideration for some type of exclusivity in a particular territory. Generally, arrangements with OEM customers and resellers are structured as term licenses ranging from two to five years. This provides future revenue opportunities to the Company through term renewals. The majority of the Company's business is conducted with end-users. End-user license agreements are generally structured as perpetual software licenses for a specific number of users and/or for use on a specific number of servers. Payment terms generally tend to be shorter on end user perpetual licenses compared to those of OEM licenses.

Convera focuses its sales and marketing efforts on enterprises that have large, rapidly changing content collections in diverse formats and have large numbers of knowledge workers. In that regard, the Company concentrates a significant amount of sales and marketing resources on vertical markets such as government, financial services, life sciences, publishing and technology.

Marketing efforts focus on building brand awareness and establishing demand for the Company's products and include public relations, trade show participation, electronic marketing campaigns, advertising and telemarketing/lead management activities. The Company's home page on the World Wide Web, www.convera.com, is an integral part of its marketing and sales efforts, but information on the Company's Web site is not a part of this Form 10-K. Through the Web site, prospective customers can learn about Convera's suite of products and view online demonstrations of products. Existing customers can enroll in training courses and access password-protected areas for technical and other customer support.


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

In March of 2002, Convera announced the acquisition of Semantix Inc., a private Canadian software company specializing in cross-lingual processing and computational linguistics technology. The acquisition of Semantix, including its engineering personnel and intellectual property, broadened the linguistic capabilities of RetrievalWare, specifically in the areas of cross-lingual search and the continued development of language capabilities to support the needs of specialized vertical markets, such as the government intelligence community. Semantix became a wholly owned subsidiary of Convera under the name Convera Canada Inc.

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

The  Company  has  conducted   research  and  product   development  of  pattern
recognition and natural language systems since 1980. Research and product development expenditures for the development of new products and enhancements to existing products were approximately $12.0 million, $11.6 million and $22.5 million, respectively, in the fiscal years ended January 31, 2004, 2003, and 2002.

Protection of Proprietary Technology

The Company regards its software as proprietary and relies primarily on a combination of patents, copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, software distribution protection agreements and other intellectual property protection methods to safeguard its technology and software products. The Company holds one patent related to its current business strategy. This patent, which concerns multimedia document retrieval, expires on August 24, 2018. The Company owns several other patents and patent applications unrelated to its current business strategy. The Company has undertaken to protect all significant marks used to identify the Company's core software products and related services. The Company owns U.S. trademark registrations or pending applications for its material trademarks, including CONVERA , RETRIEVALWARE and SCREENING ROOM. Renewals are due at various dates between July 2008 and August 2013. In addition, the Company owns numerous foreign applications and registrations for its material trademarks.


Competition

Competition in the information technology industry in general, and the software development industry in particular, is intense. Convera competes primarily in the search and categorization software market which all Convera products and services address. Within this market, there are current and potential competitors who are larger and more established than Convera and have significantly greater financial, technical, marketing and other resources. While there are dozens of companies that compete within this broad market, leading industry analyst Gartner recognized 21 enterprise search software vendors in its April 2003 Search Engine Magic Quadrant Report. In this report, the most recent available, Convera was ranked in the top three vendors for completeness of product vision, and within the top four vendors for ability to execute. In terms of market share, in the most recent reports issued by analyst firm IDC, Convera was ranked in the fourth market share position in the search software marketplace based on revenue for calendar year 2002.

Convera considers its principal competitive advantages to be an environment that: (1) is more scalable due to the distributed-processing architecture, (2) provides more accurate results due to the semantic network and APRP technologies, and (3) provides more comprehensive results due to its ability to manage and retrieve information in multiple languages and in rich media file formats.

There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not materially adversely affect the Company's operating results and financial condition.


GOVERNMENT REGULATION

The Company's activities currently are subject to no particular regulation by governmental agencies other than those routinely imposed on corporate businesses and no such regulation is now anticipated.


Segment Information

The Company has one reportable segment. All of the Company's revenues are from third party customers.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $15.2 million, $6.4 million and $4.9 million, respectively, in the fiscal years ended January 31, 2004, 2003 and 2002. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 52%, 22% and 14%, respectively. For the fiscal year ended January 31, 2004, one customer accounted for approximately 12% of the Company's total revenues.

Financial information is located in the consolidated financial statements beginning on page F-2. Additional information related to segment reporting can be found in Note 15 to the consolidated financial statements contained herein.


Employees

The Company had 210 employees at January 31, 2004, of whom 78 were in research and development; 66 in sales and marketing; 37 in technical support, professional services and training and 29 in finance and administration. The employees are not covered by collective bargaining agreements, and the management of the Company considers relations with employees to be good. Competition for qualified personnel within the Company's industry is intense. There can be no assurance that the Company will be able to continue to attract, hire or retain qualified personnel and the inability to do so could have a material adverse effect upon the Company's operating results and financial condition.


Risk Factors

The  risks  and  uncertainties  described  below  are not  the  only  risks  and uncertainties the Company faces. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial also may impair the Company's business operations. If any of the following risks actually occur, the Company's business, results of operations and financial condition would suffer. In that event, the trading price of Convera common stock could decline, and Convera's stockholders may lose all or part of their investment in Convera's common stock. The discussion below and elsewhere in this report also includes forward-looking statements, and the Company's actual results may differ substantially from those discussed in these forward-looking statements as a result of the risks discussed below.

     THE COMPANY HAS HAD A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES; IF THE COMPANY IS UNABLE TO ACHIEVE PROFITABILITY, THE COMPANY'S STOCK PRICE WILL LIKELY SUFFER AND STEPS WHICH THE COMPANY MAY TAKE TO REDUCE ITS EXPENDITURES OR PRESERVE ITS EXISTING FUNDS COULD HARM ITS SALES AND FINANCIAL RESULTS

The Company believes that its future profitability will depend on its ability to effectively market existing and newly developed software products through a balanced multi-channel distribution network. The Company cannot assure that its costs to develop, introduce and promote enhanced or new products will not exceed its expectations, or that these products will generate revenues sufficient to offset these expenses. The Company has operated at a loss for each of the past three fiscal years. For the fiscal years ended January 31, 2004, 2003, and 2002, the Company's net losses were approximately $18.1 million, $29.1 million, and $910.5 million, respectively. These losses include the Company's expenditures associated with selling software products and further developing software products during these years. The Company plans to continue to invest in these programs and, accordingly, it cannot assure that its operating losses will not continue in the future. Continued losses could reduce the Company's liquidity and negatively affect its stock price. As of January 31, 2004, the Company's balances of cash, cash equivalents and short-term investments were approximately $30.6 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations will be sufficient to fund its operations for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, if, at any point, due to continued losses, the Company ceases to have sufficient funds to continue its operations, it would need to decrease its expenditures (although at this point the Company cannot accurately predict the amount of that decrease). As a result of any decrease in expenditures, the Company may need to terminate employees, curtail research and development programs and take other steps to reduce the amount of funds it expends in its operations. This could have a negative effect on the Company's ability to develop product improvements or new products that will achieve market acceptance. This could in turn, have a negative impact on the Company's sales and financial results.

     THE COMPANY EXPERIENCES QUARTERLY FLUCTUATIONS IN ITS OPERATING RESULTS, WHICH MAY ADVERSELY AFFECT ITS STOCK PRICES; FOR EXAMPLE, THE COMPANY'S TOTAL REVENUES IN THE THIRD QUARTER OF FISCAL YEAR 2004 WERE $8.7 MILLION, BUT ITS TOTAL REVENUES IN THE FOURTH QUARTER OF FISCAL YEAR 2004 WERE $6.0 MILLION, AND THE PRICE PER SHARE OF ITS COMMON STOCK DURING THOSE TWO QUARTERS RANGED FROM $3.16 TO $5.72

The Company's quarterly operating results have varied substantially in the past and are likely to continue to vary substantially from quarter to quarter in the future, due to a variety of factors including the following:

     o the downturn in capital spending by customers as a result of the current economic slowdown;

     o    the delay or deferral of customer implementations;

     o   the budget cycles of the Company's customers;

     o   seasonality of individual customer buying patterns;

     o   an increase in competition in the software industry;

     o   the size and timing of individual transactions;

     o the timing of new software introductions and software enhancements by the Company and its competitors;

     o    changes in operating expenses and personnel;

     o changes in accounting principles, such as a requirement that stock options be included in compensation, as is currently being considered by Congress and, which, if adopted, would increase the Company's compensation expense and have a negative effect on earnings;

     o    the overall trend towards industry consolidation; and

     o changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

In particular, the Company's period-to-period operating results have historically been significantly dependent upon the timing of the closing of significant license agreements. Because purchasing the Company's products often requires significant capital investment, its customers may defer or decide not to make their purchases. This means sales can involve long sales cycles of six months or more. The Company derives a significant portion of its revenues from sales to agencies of the U.S. Government, and, therefore, the budget cycle of the U.S. Government impacts the Company's total revenues. In certain financial quarters, the Company has derived a significant portion of its revenues from a single customer. For example, revenues derived from one customer accounted for approximately 39% of the Company's total revenues for the third quarter of fiscal year 2004. The Company has generally recorded a significant portion of its total quarterly license revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. This is in part because customers tend to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue. Despite these uncertainties in the Company's revenue patterns, it bases its operating expenses upon anticipated revenue levels, and the Company incur them on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

In addition, steps which the Company has taken or may take in the future to control operating expenses may hamper its development, sales and marketing efforts and, ultimately, its operating results. For instance, the Company aligned its resources through a number of reorganizations during fiscal years 2002 through 2004 to attempt to capitalize on markets that have been consistently successful for it. These reorganizations were intended to streamline the Company's professional services, customer support and sales organizations by reducing the number of its employees to improve the productivity of each of those organizations as well as by reducing management personnel and other overhead costs in its marketing, development and administrative organizations. However, the loss of key personnel in such restructurings and any severance and other costs incurred in such restructurings could negatively affect the Company's quarterly operating results and adversely affect its stock price.

     THE COMPANY  DERIVES A  SIGNIFICANT  PORTION OF ITS REVENUES  FROM SALES TO
U.S. GOVERNMENT AGENCIES; (FOR EXAMPLE, FOR THE YEAR ENDED JANUARY 31, 2004, TOTAL REVENUES DERIVED FROM SALES TO AGENCIES OF THE U.S. GOVERNMENT REPRESENTED APPROXIMATELY 52% OF THE COMPANY'S TOTAL REVENUES); U.S. GOVERNMENT AGENCIES ARE SUBJECT TO BUDGET CUTS AND, CONSEQUENTLY, THE COMPANY MAY LOSE REVENUES UPON WHICH IT HAS HISTORICALLY RELIED, AND A CHANGE IN THE SIZE AND TIMING OF THE COMPANY'S U.S. GOVERNMENT CONTRACTS MAY MATERIALLY AFFECT THE COMPANY'S OPERATING RESULTS

For the year ended January 31, 2004, total revenues derived from sales to agencies of the U.S. Government were approximately $15.2 million, representing 52% of total revenues. For the year ended January 31, 2003, revenues derived from sales to agencies of the U.S. Government were approximately $6.4 million, or 27% of total revenues. While the U.S. Government has recently increased spending on defense and homeland security initiatives, many government agencies have had budget freezes or reductions which may adversely impact their purchasing decisions and timing. The Company is actively pursuing several opportunities for business with certain U.S. Government agencies. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on the Company's future operating results and financial position. There can be no assurance that the Company will complete any of these potential transactions.

     THE COMPANY DEPENDS ON INTERNATIONAL SALES, PARTICULARLY IN THE UNITED KINGDOM, GERMANY AND FRANCE; (FOR EXAMPLE, FOR THE YEAR ENDED JANUARY 31, 2004, TOTAL REVENUES DERIVED FROM INTERNATIONAL SALES REPRESENTED APPROXIMATELY 25% OF THE COMPANY'S TOTAL REVENUES); ANY ECONOMIC DOWNTURN, CHANGES IN LAWS, CHANGES IN CURRENCY EXCHANGE RATES OR POLITICAL UNREST IN THOSE COUNTRIES COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS

For the year ended January 31, 2004, total revenues derived from international sales were approximately $7.2 million, representing approximately 25% of total revenues. For the year ended January 31, 2003, revenues derived from international sales were approximately $8.3 million, representing approximately 35% of total revenues. Most of the Company's international sales are in the United Kingdom, Germany and France. The Company's international operations have historically exposed it to longer accounts receivable and payment cycles and fluctuations in currency exchange rates. International sales are made mostly from the Company's foreign subsidiary and are denominated in British pounds or EUROs. As of January 31, 2004, approximately 11% and 20% of the Company's total consolidated accounts receivable were denominated in British pounds or EUROs, respectively. Additionally, the Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on the Company's foreign subsidiary's sales are charged to the Company's foreign subsidiary and recorded as intercompany receivables on the books of the Company's U.S. parent company, Convera Corporation. The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company's foreign subsidiary are translated into U.S. dollars in consolidation. Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

The Company's international operations expose it to a variety of other risks that could seriously impede its financial condition and growth. These risks include the following:

     o potentially adverse tax consequences; o difficulties in complying with regulatory requirements and standards;

     o    trade restrictions and changes in tariffs;

     o    import  and  export  license  requirements  and  restrictions;  and

     o uncertainty of the effective protection of the Company's intellectual property rights in certain foreign countries

If any of these risks described above materialize, the Company's international sales could decrease and its foreign operations could suffer.

     THE COMPANY IS IN AN EXTREMELY COMPETITIVE MARKET, AND IF IT FAILS TO COMPETE EFFECTIVELY OR RESPOND TO RAPID TECHNOLOGICAL CHANGE, THE COMPANY'S REVENUES AND MARKET SHARE WILL BE ADVERSELY AFFECTED

The Company's business environment and the computer software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company's competitors include many companies that are larger and more established and have substantially more resources than the Company does. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets which the Company serves. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

In order for the Company's strategy to succeed and to remain competitive, the Company must leverage its core technology to develop new product offerings, update existing features and add new components to its current products such as support for new datatypes and taxonomies for specific vertical markets. These development efforts are expensive, and the Company plans to fund these developments with its existing capital resources, and other sources, such as equity issuances and borrowings, which may be available to it. If these developments do not generate substantial revenues, the Company's business and results of operations will be adversely affected. The Company cannot assure that it will successfully develop any new products, complete them on a timely basis or at all, achieve market acceptance or generate significant revenues with them.

     THE COMPANY DESIGNS ITS PRODUCTS TO WORK WITH CERTAIN SYSTEMS AND CHANGES TO THESE SYSTEMS MAY RENDER ITS PRODUCTS INCOMPATIBLE WITH THESE SYSTEMS, AND THE COMPANY MAY BE UNABLE TO SELL ITS PRODUCTS

The Company's ability to sell its products depends on the compatibility of its products with other software and hardware products. These products may change or new products may appear that are incompatible with the Company's products. If the Company fails to adapt its products to remain compatible with other vendors' software and hardware products or fail to adapt its products as quickly as its competitors, the Company may be unable to sell its products.

     THE COMPANY'S SOFTWARE PRODUCTS ARE COMPLEX AND MAY CONTAIN ERRORS THAT COULD DAMAGE ITS REPUTATION AND DECREASE SALES

The Company's complex software products may contain errors that people may detect at any point in the products' life cycles. The Company cannot assure that, despite its testing and quality assurance efforts and similar efforts by current and potential customers, errors will not be found. The discovery of an error may result in loss of or delay in market acceptance and sales.

     THE COMPANY DEPENDS ON PROPRIETARY TECHNOLOGY LICENSED FROM THIRD PARTIES; IF THE COMPANY LOSES THESE LICENSES, IT COULD DELAY SHIPMENTS OF PRODUCTS INCORPORATING THIS TECHNOLOGY AND COULD BE COSTLY

The Company's products use some of the technology that it licenses from third parties, generally on a nonexclusive basis. The Company believes that there are alternative sources for each of the material components of technology it licenses from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could delay the Company's ability to ship these products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could harm the Company's quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, the Company cannot assure that it will be able to do so on commercially reasonable terms or at all.

     BECAUSE OF THE TECHNICAL NATURE OF THE COMPANY'S BUSINESS, ITS INTELLECTUAL PROPERTY IS EXTREMELY IMPORTANT TO ITS BUSINESS, AND ADVERSE CHANGES TO THE COMPANY'S INTELLECTUAL PROPERTY WOULD HARM ITS COMPETITIVE POSITION

The Company believes that its success depends, in part, on its ability to protect its proprietary rights and technology. Historically, the Company has relied on a combination of copyright, patents, trademark and trade secret laws, employee confidentiality and invention assignment agreements, distribution and OEM software protection agreements and other methods to safeguard the Company's technology and software products. Risks associated with the Company's intellectual property, include the following:

     o    pending patent applications may not be issued;

     o intellectual property laws may not protect the Company's intellectual property rights;

     o third parties may challenge, invalidate, or circumvent any patent issued to the Company;

     o rights granted under patents issued to the Company may not provide competitive advantages to it;

     o unauthorized parties may attempt to obtain and use information that the Company regards as proprietary despite the Company's efforts to protect its proprietary rights;

     o others may independently develop similar technology or design around any patents issued to the Company; and

     o effective protection of intellectual property rights may be limited or unavailable in some foreign countries in which the Company operates.

     THE COMPANY DEPENDS ON ITS KEY PERSONNEL, THE LOSS OF WHOM WOULD ADVERSELY AFFECT THE COMPANY'S BUSINESS, AND THE COMPANY MAY HAVE DIFFICULTY ATTRACTING AND RETAINING SKILLED EMPLOYEES

The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel, especially Patrick C. Condo, the Company's President and Chief Executive Officer. The Company generally does not utilize employment agreements for its key employees. The loss of the services of one or more key employees could have a material adverse effect on the Company's operating results. The Company also believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development, operational personnel and consultants. Competition for such personnel, particularly software developers, professional service consultants and other technical personnel, is intense, and pay scales in the software industry have significantly increased. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

     THE COMPANY MAY NOT BE ABLE TO USE NET OPERATING LOSS CARRYFORWARDS

As of January 31, 2004, the Company had net operating loss carryforwards of approximately $154 million. The deferred tax assets representing the benefits of these carryforwards have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The realization of the benefits of these carryforwards depends on sufficient taxable income in future years. Lack of future earnings could adversely affect the Company's ability to utilize these carryforwards. Additionally, past or future changes in the Company's ownership and control could limit the ability to utilize these carryforwards. Despite the carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the United States Internal Revenue Code.

As of January 31, 2004, the Company's balances of cash, cash equivalents and short-term investments were approximately $30.6 million. While the Company believes it will have sufficient funds for its operations for at least the next twelve months, it is possible that the Company will need additional capital during or after that time. The Company may need additional capital in the future, and it may not be available on acceptable terms, or at all, and if the Company does not receive any necessary additional capital, it could harm the Company's financial condition and future prospects

     AS OF JANUARY 31, 2004, THE COMPANY'S BALANCES OF CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS WERE APPROXIMATELY $30.6 MILLION. THE COMPANY BELIEVES ITS CURRENT BALANCE OF CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS, COMBINED WITH ANY FUNDS GENERATED FROM ITS OPERATIONS WILL BE SUFFICIENT TO MEET ITS WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS FOR AT LEAST THE NEXT TWELVE MONTHS BASED UPON ITS ESTIMATES OF FUNDS REQUIRED TO OPERATE ITS BUSINESS DURING SUCH PERIOD. HOWEVER, DURING OR AFTER THAT TIME, THE COMPANY MAY NEED TO RAISE ADDITIONAL FUNDS FOR THE FOLLOWING PURPOSES:

     o to fund the Company's operations; including sales, marketing and research and development programs;

     o    to fund any growth the Company experiences;

     o to enhance and/or expand the range of products and services the Company offers; for example, the Company may upgrade its existing products or develop new products, and the Company may expand its training and other professional services for its products;

     o    to increase the Company's promotional and marketing activities; or

     o    to respond to competitive  pressures and/or  perceived  opportunities,
          such  as   investment,   acquisition   and   international   expansion
          activities.

The Company cannot assure that if it needs any additional capital that it will be available, and if so, on terms beneficial to the Company. Historically, the Company has obtained external financing entirely from sales of its common stock. To the extent the Company raises additional capital by issuing equity securities, its shareholders may experience substantial dilution. If the Company is unable to obtain additional capital, it may then attempt to preserve its available resources by various methods including deferring the creation or satisfaction of commitments, reducing expenditures on its research and development programs or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, that inability would have an adverse effect on the Company's financial position, results of operations and prospects.

     THE COMPANY'S STOCK PRICE MAY FLUCTUATE WHICH MAY MAKE IT DIFFICULT TO RESELL SHARES OF THE COMPANY'S STOCK

The market price of the Company's common stock has been highly volatile. For example, in the fourth quarter of fiscal year 2004, the market price per share of the Company's common stock ranged from $3.16 to $5.72. This volatility may adversely effect the price of the Company's common stock, and its stockholders may not be able to resell their shares of common stock following periods of volatility because of the market's adverse reaction to this volatility. The Company anticipates that this volatility, which frequently affects the stock of software companies, will continue. Factors that could cause such volatility include:

     o    future announcements concerning the Company or its competitors;

     o    quarterly variations in the Company's operating results;

     o actual or anticipated announcements of technical innovations or new product developments by the Company or its competitors;

     o    general conditions in the Company's industry;

     o    proprietary or other litigation; and

     o    worldwide economic and financial conditions.

On occasion, the equity markets, and in particular the markets for software companies, have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies' securities even though the fluctuations are often unrelated to the companies' operating performance.

     THE COMPANY'S AMENDED AND RESTATED CERTIFICATE OF INCORPORATION, BYLAWS, OWNERSHIP AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A THIRD PARTY FROM ACQUIRING THE COMPANY AND CONSEQUENTLY DECREASE THE MARKET VALUE OF AN INVESTMENT IN THE COMPANY'S STOCK

Some provisions of the Company's amended and restated certificate of incorporation and bylaws and of Delaware law could delay or prevent a change of control or changes in the Company's management that a stockholder might consider favorable. Any delay or prevention of a change of control or change in management could cause the market price of the Company's common stock to decline.

     ALLEN HOLDING INC. AND RELATED PARTIES EXERCISE VOTING CONTROL OF THE COMPANY, AND THE COMPANY'S OTHER SHAREHOLDERS WILL NOT HAVE AN EFFECTIVE SAY IN ANY MATTERS UPON WHICH ITS SHAREHOLDERS VOTE

Allen Holding Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties, beneficially owns more than 50% of the Company's voting power, and would therefore be able to control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire the Company and elections of directors. Allen Holding, Inc., Mr. Allen and Allen &
Company may have interests which are different than the interests of the Company's other stockholders.

Item 2. Properties

The Company's corporate headquarters facility is occupied under a lease agreement that expires in calendar year 2004 for a total of approximately 20,500 square feet of space in an office building located at 1921 Gallows Road, Vienna, Virginia 22182. The Company plans to lease office space substantially similar to what it currently occupies.

The Company's principal development and customer support centers are located in Carlsbad, California and Columbia, Maryland. The Company leases additional space in San Jose, California and Montreal, Canada.

The Company also leases space in Bracknell, England and commercial office suites in Paris, France, and in Munich, Germany in support of its international sales operation.

The Company believes that its facilities are maintained in good operating condition and are adequate for its operations.


Item 3. Legal Proceedings

On November 1, 2001, DSMC, Incorporated ("DSMCi") filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi's trade secrets, and engaged in civil conspiracy with the NGT Library, Inc. ("NGTL"), an affiliate of the National Geographic Society, to obtain access to DSMCi's trade secrets, and was unjustly enriched by the Company's alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. NGTL intervened in the litigation as a co-defendant with Convera, and filed counterclaims against DSMCi. Convera moved to compel arbitration of DSMCi's claims; the District Court denied the motion, and Convera filed an interlocutory appeal. The D.C. Circuit, in November 2003, ruled that it did not have jurisdiction to consider the appeal. The litigation is now in the discovery phase in the District Court. The Company continues to investigate the allegations and at this time believes that they are without merit.

From time to time, the Company is a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including that noted above. The Company believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse affect on its financial position, operations or cash flow. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions or future actions be unfavorable, Convera's financial position, operations and cash flows could be materially and adversely affected.


Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Class A common stock is traded in the over-the-counter market and is listed on the National Market System of the NASDAQ Stock Market under the symbol "CNVR."

The following table sets forth the high and low sale prices for Convera common stock for the period from February 1, 2002 through January 31, 2004, as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 2004 was 962. The Company has never declared or paid dividends on its common stock and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.


                                                                  High                Low

        Fiscal 2004 (February 1, 2003 - January 31, 2004)

        First Quarter....................................      $   4.25           $   3.08
        Second Quarter...................................          5.25               3.55
        Third Quarter....................................          4.80               3.74
        Fourth Quarter...................................          5.72               3.16

        Fiscal 2003 (February 1, 2002 - January 31, 2003)

        First Quarter....................................      $   4.20           $   3.30
        Second Quarter...................................          4.50               1.40
        Third Quarter....................................          1.94               1.25
        Fourth Quarter...................................          3.42               1.74



The following table sets forth, as of January 31, 2004, information with respect to the Company's equity compensation plans:

                                                Number of                                    Number of Securities
                                            Securities to be        Weighted-Average       Remaining Available for
                                          Issued Upon Exercise      Exercise Price of       Future Issuance Under
                                             of Outstanding       Outstanding Options,    Equity Compensation Plans
                                          Options, Warrants and    Warrants and Rights      (excluding securities
                                                 Rights                    (1)             reflected in column (a))
               Plan Category                       (a)                     (b)                       (c)
    Equity compensation plans approved
    by security holders:
    1.  Convera Stock Option Plan                8,639,067                 $5.18                      4,662,635
    2.  Convera Employee Stock
            Purchase Plan                                -                     -                        813,257
    Equity compensation plans not
    approved by security holders:                     None           Not Applicable              Not Applicable

(1) For purposes of calculating the  weighted-average  exercise price,  deferred shares have been excluded  because there is no exercise price.

Item 6.       Selected Financial Data

   The selected financial data presented below have been derived from the Company's consolidated financial statements. The balance sheet data as of January 31, 2004 and 2003, and the statement of operations data for the fiscal years ended January 31, 2004,
   2003 and 2002 should be read in conjunction  with the consolidated  financial  statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

   All  references  in this Form 10-K to  financial  results of the Company for the period prior to December 21, 2000 reflect the historical  financial  results of Excalibur and its subsidiaries.




---------------------------------------------------------------------------------------------------------------------------
                                                                    Fiscal Years Ended January 31,
                                                  2004              2003             2002           2001            2000
Statement of Operations Data:                                   (in thousands, except per share data)

Revenues................................    $      29,251     $      23,614    $     34,228    $    51,522     $   37,934

Cost of revenues........................            8,570            10,697          22,307         18,080          6,867
                                            ---------------   ---------------  --------------  -------------   ------------

Gross margin............................           20,681            12,917          11,921         33,442         31,067
                                            ---------------   ---------------  --------------  -------------   ------------
                                            ---------------   ---------------  --------------  -------------   ------------

Operating expenses:
   Sales and marketing..................           18,124            20,018          33,747         22,591         16,210
   Research and product development.....           11,981            11,639          22,500         12,722          9,456
   General and administrative...........           10,564             8,642          10,214          6,279          5,402
   Amortization of goodwill (3).........                -                 -          86,291         13,594            118
   Amortization of other intangible
     assets (3).........................                -                 -           9,088          1,606              -
   Incentive bonus payments to employees                -              (138)          6,681              -              -
   Restructuring charges................              621             2,337           8,128              -              -
   Reduction in goodwill................                -                 -         675,896              -              -
   Reduction in other long-lived assets.                -                 -          78,528              -              -
   Acquired in-process research and
     development........................                -               126               -            800              -
                                            ---------------   ---------------  --------------  -------------   ------------
                                            ---------------   ---------------  --------------  -------------   ------------
                                                   41,290            42,624         931,073         57,592         31,186
                                            ---------------   ---------------  --------------  -------------   ------------
                                            ---------------   ---------------  --------------  -------------   ------------

Operating loss..........................          (20,609)         (29,707)        (919,152)       (24,150)          (119)

Other income, net.......................            2,550              636            4,191          1,368            250
Write-off of investment in affiliate....                -                -                -              -           (471)
                                            ---------------   ---------------  --------------  -------------   ------------
                                            ---------------   ---------------  --------------  -------------   ------------



Net loss before income taxes............          (18,059)         (29,071)        (914,961)       (22,782)          (340)



Income tax benefit......................                -                -            4,452              -              -
                                            ---------------   ---------------  --------------  -------------   ------------
                                            ---------------   ---------------  --------------  -------------   ------------
Net loss................................          (18,059)         (29,071)        (910,509)       (22,782)          (340)

Dividends on cumulative, convertible
preferred stock.........................                -                -                -             10             14
                                            ---------------   ---------------  --------------  -------------   ------------
                                            ---------------   ---------------  --------------  -------------   ------------
Net loss applicable to common stock.....    $     (18,059)    $    (29,071)    $   (910,509)   $   (22,792)    $     (354)
                                            ===============   ===============  ==============  =============   ============
                                            ===============   ===============  ==============  =============   ============
Net loss per common share - basic and       $         (0.57)  $       (1.01)   $      (20.08)  $      (1.22)   $     (0.02)
   diluted..............................
Weighted-average number of common shares
   outstanding - basic and diluted......           31,486            28,854          45,349         18,714         14,282



Balance Sheet Data (1) (at end of period):
Cash and cash equivalents...............    $      30,530     $      10,412    $     17,628    $    37,061     $   10,884
Working capital.........................           26,808            24,434          51,797        166,543         19,288
Total assets............................           45,695            49,139          78,106       1,026,445        30,687
Accumulated deficit.....................       (1,036,625)       (1,018,540)       (989,429)       (78,920)       (56,138)
Total shareholders' equity (2)..........           31,368            32,372          57,876       1,015,058        22,305

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

(1)      The Company had no significant long-term debt for any of the periods presented.
(2)      No dividends have been declared or paid on the Company's common stock.
(3)      Fiscal years 2002 and 2001  amortization  primarily  related to the business  combination with Intel's IMS division.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company's technology to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and implementation support services. Additions to the number of authorized users, licenses issued for additional products and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and upgrades or enhancements of particular software products when and if they are released.

Based on the most recent forecasts from industry analyst IDC, the worldwide market for enterprise search products is expected to grow at a compound annual growth rate of approximately 17% between 2003-2007. The Company believes RetrievalWare 8 has unique capabilities supporting the needs of customers in government, life sciences, financial and publishing markets that will enable it to capitalize on this market growth and achieve its operational goals. The Company believes it can accomplish its goals with the current level of resources and staffing and continue to gain market share in the worldwide government market. Going forward, the Company will focus a substantial amount of the Company's resources on further penetration of national security and defense initiatives with the United States and its allies. An important objective in this market is to substantially upgrade the over 100 installations of older versions of RetrievalWare to RetrievalWare 8 and its categorization and dynamic classification software. In the commercial sector, the Company will continue to focus on the financial and life sciences verticals and anticipates stronger focus on the publishing vertical during the 2005 fiscal year, to capitalize on the alignment between customer requirements in that sector and the Company's categorization and classification software within RetrievalWare 8.

Management's main objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue to determine the market sectors in which the Company should concentrate its sales and marketing efforts while maintaining control over operating expenses. The Company's business environment and the computer software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company competes particularly intensely within the commercial sector where its market position is not as strong as it is within the government sector. The Company's competitors include many companies that are larger and more established and have substantially more resources than it does. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. To address the competition, the Company will continue to invest heavily in research and development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company will also make additional investments in specific product features to better serve the needs of customers looking for online customer service and support solutions.

In 2002 and 2003, the Company's results of operations were impacted by the general downturn in the economy, which resulted in a lengthier sales cycle, particularly in the commercial marketplace. Further, reduced information technology budgets and customer cash constraints caused by the difficult business environment negatively impacted its business. Through a number of reorganizations during fiscal years 2002 through 2004, the Company aligned its resources in an effort to ensure it continued to capitalize on markets that have been consistently successful, including the federal government, and to focus more resources on those areas of the commercial business that present opportunities, such as the financial services and life sciences vertical markets. The reorganizations, which are described in this section and elsewhere in this Form 10-K, streamlined the professional services, customer support and sales organizations through reductions in headcount to improve the productivity of each of those organizations as well as reduced management personnel and other overhead costs in the marketing, development and administrative organizations within the Company. Management continually assesses historical results as well as future opportunities to determine whether resources are aligned appropriately. Where necessary, additional changes will be made to the organization to ensure that the Company continues to focus on achieving profitable operating results. A detailed review of the numerous risks and challenges facing the Company is contained in the Risk Factors section beginning on page 9.

Convera was established on December 21, 2000 through the combination of the former Excalibur Technologies Corporation and Intel Corporation's Interactive Media Services division (the "Combination"). Intel contributed to the Company its IMS division, intellectual property and other assets used by that division and $150 million in cash in exchange for 14,949,384 shares of Class A common stock of the Company and 12,207,038 shares of Class B non-voting common stock of the Company. In September 2000, Intel and the NBA entered into a master services agreement, which Intel contributed to Convera on December 21, 2000, for the distribution of personalized highlights, archival material, television broadcast enhancements and real time distribution of NBA games over broadband networks. In addition to the services agreement, Convera entered into a contribution agreement with the NBA, under which the NBA contributed certain intangible assets in exchange for 4,746,221 shares of Class A Convera common stock .

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

On December 5, 2001, the Company reported that it purchased the 4,746,221 shares of Convera Class A common stock owned by the NBA for $11 million in a privately negotiated transaction. On January 7, 2002, the Company reported that it purchased 2,792,962 shares of Convera's voting Class A common stock and 12,207,038 shares of Convera's non-voting Class B common stock from Intel, which were all of the outstanding shares of Class B common stock, for a total of $42 million in a privately negotiated transaction. The Company also reported a simultaneous transaction between Allen Holding Inc. and Intel Corporation, whereby Allen Holding Inc. purchased the remaining 12,156,422 shares of Convera Class A common stock owned by Intel, resulting in Allen Holding Inc., together with its President and CEO, Herbert A. Allen, and its wholly owned subsidiary, Allen & Company Incorporated, beneficially owning 55.2% of the outstanding shares of Convera Class A common stock. Intel and the NBA hold no ownership interest in Convera as of January 31, 2004.


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

Convera believes the following accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial condition and results of operations.

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

The revenue associated with other elements of the contract, such as maintenance or training and professional services, are deferred and recognized as those elements are delivered. Generally, the Company receives payments for maintenance fees in advance and they are non-refundable. Maintenance revenues are recognized ratably over the term of the applicable maintenance agreement, which is typically twelve months.

Customization work is sometimes required to ensure that the Company's software functionality meets the requirements of its customers. In those instances where the Company's revenues are generated from fixed price contracts related to this customization work, then revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These cost estimates underlie the Company's determinations as to overall contract profitability and the timing of revenue recognition. If the Company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized.

Provision for Doubtful Accounts

Convera maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of individual accounts receivable balances. The allowance for doubtful accounts is determined based on an analysis of the Company's historical collection experience and the Company's portfolio of customers taking into consideration the general economic environment as well as the industry in which the Company operates. To the extent Convera does not recognize deterioration in its customers' financial condition in the period it occurs, or to the extent Convera does not accurately estimate its customers' ability to pay, the amount of bad debt expense recognized in a given reporting period will be impacted.

Goodwill and Other Intangible Assets

Convera's acquisitions of other companies typically result in the acquisition of certain intangible assets and goodwill. During the fiscal year ended January 31, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Any goodwill resulting from such acquisitions is associated with the Company's corporate reporting unit, since the Company does not have multiple reporting units. The impairment of goodwill is assessed on an annual basis or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value. This assessment is performed by comparing the market value of the Company's outstanding common stock with the carrying amount of the Company's net assets. If the market value exceeds the carrying amount of the Company's net assets, impairment of goodwill does not exist. If the market value is less than the carrying amount of the Company's net assets, the Company will perform further analysis and may be required to record an impairment.

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company's assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

During the fiscal year ended January 31, 2002, prior to the adoption of SFAS No. 142 and SFAS No. 144, Convera determined that the goodwill and certain intangible assets associated primarily with the Combination were impaired, and Convera recorded a charge of approximately $754 million related to that impairment.

Deferred Taxes

Convera records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets is principally dependent upon the achievement of projected future taxable income. If the estimates and related assumptions change in the future, the Company may be required to adjust its valuation allowance against its deferred tax assets, resulting in a benefit or a charge to income in the period such determination is made. As of January 31, 2004, the Company has recorded a full valuation allowance against the net deferred tax asset.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25. Stock options originally granted under the Company's stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant, and accordingly no employee compensation cost related to the initial grant of options is included in expenses. Stock option modifications associated with a change in employee status to a nonemployee have been accounted for as a new award and measured using the intrinsic value method under APB 25, resulting in the inclusion of compensation expense in the January 31, 2004 consolidated statement of operations. Nonvested shares of stock (referred to as deferred stock) granted under the Company's stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as compensation expense over the corresponding service period. If an employee leaves the Company prior to the vesting of the deferred stock, the estimate of compensation expense recorded in previous periods is adjusted by decreasing compensation expense in the period of forfeiture.


Results of Operations

For the fiscal year ended January 31, 2004, total revenues were $29.3 million, an increase of 24% compared to revenues of $23.6 million in fiscal year 2003. The net loss for fiscal year 2004 was $18.1 million, or $0.57 per common share, compared to $29.1 million, or $1.01 per common share, in the prior year. For the fiscal year ended January 31, 2003, total revenues declined 31% from total revenues of $34.2 million in fiscal year 2002. The net loss for fiscal year 2002 was $910.5 million, or $20.08 per common share.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for each of the three fiscal years in the period ended January 31, 2004 (dollars in thousands):

-----------------------------------------------------------------------------

                                                                                                         Increase      Increase
                                                                                                        (Decrease)    (Decrease)
                                                                                                        from          from
                                               Components of Revenue and Expenses                       2003 to       2002 to
                                                                                                          2004          2003
                                                 Fiscal years ended January 31,
                                      2004                    2003                     2002
Revenues:                          $          %            $          %             $         %            %             %
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
    License                      $18,322       63%       $13,062       55%        $24,187      71%           40%          (46)%
    Professional services          4,338       15%         4,018       17%          2,553       7%            8%           57%
    Maintenance                    6,591       22%         6,534       28%          6,509      19%            1%            0%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
                                  29,251      100%        23,614      100%         33,249      97%           24%          (29)%
    Interactive services               -        -              -        -             979       3%            -          (100)%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
      Total revenues             $29,251      100%       $23,614      100%        $34,228     100%           24%          (31)%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------

Expenses:
   Cost of license revenue        $1,822        6%        $3,485       15%         $8,857      26%          (48)%         (61)%
    Cost of professional
     services revenue              4,715       16%         5,446       23%          7,511      22%          (13)%         (27)%
    Cost of maintenance
     revenue                       2,033        7%         1,766        7%          1,979       6%           15%          (11)%
    Cost of interactive
     services revenue                  -        -              -        -           3,960      12%            -          (100)%
    Sales & marketing             18,124       62%        20,018       85%         33,747      99%          (10)%         (41)%
   Research and product
      development                 11,981       41%        11,639       49%         22,500      66%            3%          (48)%
   General and administrative     10,564       36%         8,642       37%         10,214      30%           22%          (15)%
   Amortization of goodwill            -        -              -        -          86,291     252%           -          (100)%
   Amortization of other
      intangible assets                -        -              -        -           9,088      26%           -          (100)%
   Incentive bonus payments
      to employees                     -        -           (138)      (1)%         6,681      19%        (100)%        (102)%
   Restructuring charges             621        2%         2,337       10%          8,128      24%         (73)%         (71)%
   Reduction in goodwill               -        -              -        -         675,896    1975%           -          (100)%
   Reduction in other
      long-lived assets                -        -              -        -          78,528     229%           -          (100)%
   Acquired in-process
      research and
      development                      -        -            126        1%              -       -         (100)%         100%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
      Total expenses             $49,860      170%       $53,321      226%       $953,380    2785%          (6)%         (94)%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
Operating loss                  $(20,609)               $(29,707)               $(919,152)                  N/A           N/A

Other income, net                  2,550                     636                    4,191
                               -----------             -----------              ----------
Net loss before income taxes    $(18,059)               $(29,071)               $(914,961)
Income tax benefit                     -                       -                    4,452
                               -----------             -----------              ----------
                               -----------             -----------              ----------
Net loss                        $(18,059)               $(29,071)               $(910,509)
                               ===========             ===========              ==========
                               ===========             ===========              ==========

----------------------------------------------------------------------------------------------------------------------------------

Revenues

License revenues for the year ended January 31, 2004 increased 40% to $18.3 million from $13.1in fiscal year 2003 and decreased 46% in fiscal year 2003 from $24.2 million in fiscal year 2002. The number of deals completed in fiscal year 2004 declined 22% from fiscal year 2003, but the average deal size increased to approximately $110 thousand from approximately $65 thousand in the prior year. The increase in license revenues in fiscal year 2004 was due to strong growth in the federal market, in which license revenues increased by 170% over the prior year. The decrease in license revenues in fiscal years 2003 and 2002 was due to the general downturn in the economy, which resulted in a lengthier sales cycle, particularly in the commercial marketplace. Further, reduced information technology budgets and customer cash constraints caused by the difficult business environment negatively impacted the business, reducing the average license revenue per contract from approximately $100 thousand in the year ended January 31, 2002 to approximately $65 thousand in the year ended January 31, 2003.

Professional services revenues, which include training and implementation support services, were $4.3 million for the year ended January 31, 2004, an increase of 8% over services revenues of $4.0 million for the year ended January 31, 2003. Professional services revenues for fiscal 2003 increased 57% over services revenues of $2.6 million for the year ended January 31, 2002. The growth in professional services revenues was due to increased business in the federal market. Federal professional services revenues increased approximately 167% in the current year. In fiscal year 2003, services revenues increased due to an increased focus on the provision of professional services in Europe. In addition, professional services revenue derived from U.S. government agencies increased approximately 46% from fiscal year 2002 to fiscal year 2003.

Maintenance revenues were $6.6 million for the year ended January 31, 2004, compared to $6.5 million for the years ended January 31, 2003 and 2002. The increase in maintenance revenues in the current fiscal year can be attributed to the growth in license revenues this fiscal year and the associated increase in new maintenance revenues. Maintenance revenues were essentially flat from 2002 to 2003 as a result of the Company's continued pursuit of maintenance renewals from the existing installed base of customers.

Revenues from interactive services in fiscal year 2002 were approximately $1.0 million. In the third quarter of fiscal year 2002, the Company announced that it was eliminating operations supporting its interactive services offerings. Accordingly, there were no revenues from interactive services during the years ended January 31, 2003 and January 31, 2004.

Revenues from international operations are generated from software licenses with various European commercial and government customers and a well-established European reseller network. The Company's international sales operation, Convera Technologies International, Ltd. ("CTIL"), is headquartered in the United Kingdom, with offices in Germany and France. International revenues from CTIL declined approximately 13% to $7.2 million in fiscal year 2004 from $8.3 million in fiscal year 2003. In fiscal year 2003, international revenues declined 12% from $9.1 million in fiscal year 2002. Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately 52%, 27%, and 14% of total revenues for fiscal years 2004, 2003, and 2002, respectively. One customer accounted for approximately 12% of revenues in fiscal year 2004. There were no customers in fiscal year 2003 and 2002 that accounted for more than 10% of revenues.

Cost of revenues

Cost of license revenues decreased 48% to $1.8 million in fiscal year 2004 from $3.5 million in fiscal year 2003. Cost of revenues decreased 61% in fiscal year 2003 from $8.9 million in fiscal year 2002. As a percentage of license revenues, cost of license revenues was 10% for the year ended January 31, 2004, 27% for the year ended January 31, 2003, and 37% for the year ended January 31, 2002. The decrease in cost of license revenues as a percentage of license revenues over the last three fiscal years can be attributed to a decrease in the amount of fixed amortization of prepaid royalties in those periods. Additionally, there was $2.9 million of amortization of developed technology acquired in the Combination included in cost of license revenues in fiscal year 2002. While there was $0.3 and $0.2 million of amortization of developed technology related to the Semantix, Inc. acquisition included in cost of license revenues in fiscal years 2004 and 2003, respectively, there was no amortization related to the Combination contained in cost of license revenues for those fiscal years, as the remaining unamortized balance related to the IMS developed technology was written off in fiscal year 2002.

Cost of professional services revenues decreased 13% to $4.7 million for the year ended January 31, 2004 from $5.4 million for the year ended January 31, 2003. Cost of services revenues decreased 27% in fiscal year 2003 from $7.5 million in fiscal year 2002. The decrease in cost of professional services revenues for both fiscal year 2004 and 2003 is attributable to a reduction in the overall number of employees responsible for the management and delivery of professional services. In fiscal year 2004, the Company's restructuring actions reduced the number of employees in the professional services organization by three. In restructuring actions taken during the year ended January 31, 2003, the Company reduced the number of employees in the professional services organization by 23 and retained only those individuals who were directly responsible for the management and delivery of professional services to the Company's customers, resulting in improved utilization rates for those employees retained.

Cost of maintenance revenues increased 15% in fiscal year 2004 to $2.0 million from fiscal 2003 and decreased 11% to $1.8 million in fiscal year 2003 from $2.0 million in fiscal year 2002. As a percentage of maintenance revenues, cost of maintenance revenues was 31%, 27%, and 30%, in fiscal years 2004, 2003, and 2002, respectively. The increase in cost of maintenance revenues in fiscal year 2004 was due to the addition of five employees in the customer support organization. The decrease in cost of maintenance in fiscal year 2003 is attributable to changes that were made during the latter part of fiscal year 2002 and the beginning of fiscal year 2003 that streamlined the customer support organization, thus reducing overall costs of maintenance. There were ten fewer employees in the customer support organization at January 31, 2003 compared to January 31, 2002.

Cost of interactive services revenues represents the personnel and other direct costs incurred in connection with performing on the Company's interactive services related contracts. There were no such costs during fiscal years 2004 and 2003, reflecting the change in the Company's business strategy in fiscal year 2002 away from interactive media services to focus exclusively on the enterprise search products business. For the year ended January 31, 2002, cost of interactive services revenues was approximately $4.0 million.

Operating expenses

Sales and marketing expenses decreased 10% in fiscal year 2004 to $18.1 million from $20.0 million in fiscal year 2003. In fiscal year 2003, sales and marketing expenses decreased 41% from $33.7 million in fiscal year 2002. As a percentage of total revenues, sales and marketing expenses were 62%, 85% and 99% of total revenues, in fiscal years 2004, 2003 and 2002, respectively. The decrease in sales and marketing expenses in fiscal years 2004 and 2003 is partially attributable to lower personnel costs stemming from the reorganization of the sales force that occurred throughout fiscal years 2004 and 2003. In fiscal year 2004, the Company's restructuring actions reduced the number of employees in the sales and marketing organization by eleven. In fiscal year 2003, the Company's restructuring actions reduced the number of employees in the sales and marketing organization by 52. The fiscal year 2004 decrease in sales and marketing expenses compared to the prior year is also partially attributable to reduced spending on marketing programs of $0.2 million, accounting for approximately 10% of the decrease. In fiscal year 2003, a decrease in bad debt expense, marketing program expenses and commissions accounted for 22%, 12% and 6%, respectively of the decline. The number of sales and marketing personnel decreased to 66 employees at January 31, 2004 from 77 employees at January 31, 2003. There were 134 sales and marketing employees at January 31, 2002.

Research and product development costs increased 3% in fiscal year 2004 to $12.0 million from $11.6 million in fiscal year 2003, representing 41% and 49% of total revenues, respectively. In fiscal year 2003, research and product development costs decreased 48% from $22.5 million in fiscal year 2002. In fiscal year 2002, research and product development costs represented 66% of total revenues. The increase in fiscal year 2004 expenses was due to an increased use of consultants for certain aspects of product development. The decrease in fiscal year 2003 was due to a reduction in engineering personnel and contractors supporting the interactive services initiative exited in the third quarter of fiscal year 2002, as well as a reduction in a number of engineering management positions early in fiscal year 2003. At January 31, 2003, there were 94 employees in research and development compared to 108 at January 31, 2002. The restructuring actions taken in the second and third quarters of fiscal year 2002 reduced the number of engineers by 61 employees.

General and administrative expenses increased 22% to $10.6 million in fiscal year 2004 from $8.6 million in fiscal year 2003, representing 36% and 37% of total revenues, respectively. In fiscal year 2003, general and administrative expenses decreased 15% from $10.2 million in fiscal year 2002. General and administrative expenses represented 30% of total revenues in fiscal year 2002. The increase in general and administrative expenses in fiscal year 2004 was due to an increase in accounting and legal fees, a non-recurring charge associated with the departure of the Company's Chief Operating Officer in the fourth quarter, and non-cash compensation expense associated with a deferred stock grant under the Company's 2000 Stock Option Plan. The decline in general and administrative expenses in fiscal year 2003 was due to a reduction in personnel. At January 31, 2003, the number of general and administrative personnel was 31, compared to 38 at January 31, 2002.

Amortization of goodwill and other intangible assets

There was no amortization of intangible assets recorded as a separate line item in the financial statements for the fiscal years ended January 31, 2004 and 2003. Amortization of other intangible assets was approximately $9.1 million in fiscal year 2002. Amortization of goodwill was approximately $86.3 million for the year ended January 31, 2002. The majority of these amounts relate to amortization of goodwill and intangible assets related to the Combination, which was accounted for using the purchase method. The amount also includes amortization of the intangible assets acquired from the NBA pursuant to the contribution agreement. Amortization of goodwill and other intangible assets related to the Combination was stopped effective October 3, 2001, when the Company determined that such assets were impaired and wrote down the remaining unamortized balance to zero. Amortization of acquired developed technology of $0.3 million, $0.2 million and $2.9 million is recorded in cost of license revenues for the fiscals years ended January 31, 2004, 2003 and 2002, respectively.

Incentive bonus payments to employees

In the first quarter of fiscal year 2003, the Company reversed approximately $0.1 million of previously provided for incentive bonus payments to be made to certain former Intel employees as they were no longer employees of the Company as of April 30, 2002. Specified former Intel employees who became Convera employees and remained employed through September 30, 2002 by agreement received payments representing the excess of the calculated aggregate gain they would have realized on forfeited Intel stock options that would have vested between 2002 and 2005, based on the fair value of Intel shares at a fixed date prior to the closing of the Combination, over the calculated aggregate gain on Convera stock options as of September 30, 2002. The incentive bonus payments were fully expensed as of January 31, 2003. The Company made payments of $0.4 million related to these incentive bonuses in fiscal year 2003, and the remaining $0.9 million was paid out in fiscal year 2004. Incentive bonus payments to employees were approximately $6.7 million for the year ended January 31, 2002. Included in the $6.7 million incentive bonus payment amount was $5.4 million in bonuses paid to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees' continued employment at Convera through April 30, 2001, and accordingly, the Company recorded this bonus in operations.

Restructuring charges

During fiscal year 2004, the Company adopted restructuring plans in the first and second quarters as a result of continued efforts to streamline operations. In connection with the first quarter reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the general and administrative group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees. The Company estimated that annualized expense and cash savings resulting from the first fiscal quarter termination of employees would be approximately $1.7 million, which included approximately $1.3 million in estimated sales and marketing expense savings, approximately $0.3 million in estimated general and administrative expense savings, and approximately $0.1 million in estimated research and development expense savings. The savings were estimated to begin being realized in the second fiscal quarter. In the second quarter, the Company further reduced its workforce by 17 employees worldwide, including nine individuals from the engineering group, three from the sales group, three from the professional services group and two from the marketing group. In connection with this action, the Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees. The Company estimated that annualized expense and cash savings resulting from the second fiscal quarter termination of employees would be approximately $2.2 million, which included approximately $1.0 million in estimated sales and marketing expense savings, approximately $1.0 million in estimated research and development expense savings, and approximately $0.2 million in estimated cost of revenues savings. The savings were estimated to begin being realized in the third fiscal quarter.

During fiscal year 2003, the Company adopted restructuring plans in its continued effort to align its sales efforts around key vertical markets and to streamline operations. In the first quarter of fiscal 2003, in connection with this reorganization, the Company reduced its workforce by 61 employees worldwide, including 24 individuals from the engineering group, 16 from the sales group, 13 from the professional services group, six from the marketing group and two from the general and administrative group. As a result, the Company recorded a restructuring charge of approximately $1.0 million related to employee severance costs. The Company reduced the restructuring reserve in the first fiscal quarter by approximately $0.2 million, reflecting the payment of lower than estimated severance amounts related to previous restructuring actions. The Company estimated that annualized expense and cash savings resulting from the first fiscal quarter termination of employees would be approximately $7.7 million, which included approximately $3.0 million in estimated sales and marketing expense savings, approximately $2.8 million in estimated research and development expense savings, approximately $1.7 million in estimated cost of revenues savings and approximately $0.2 million in estimated general and administrative expense savings. The savings were estimated to begin being realized in the second fiscal quarter. In the second quarter of fiscal year 2003, the Company announced a reduction in force in the continued effort to streamline operations. As a result of this action, Convera's total workforce was reduced by 42 employees, including 15 from the sales group, seven individuals from the engineering group, seven from the professional services group, seven from the marketing group and six from the general and administrative group. The Company recorded a restructuring charge in the second quarter of fiscal year 2003 of approximately $1.0 million related to employee severance costs. The Company estimated that annualized expense and cash savings resulting from the second fiscal quarter termination of employees would be approximately $6.2 million, which included approximately $3.7 million in estimated sales and marketing expense savings, approximately $0.9 million in estimated research and development expense savings, approximately $0.9 million in estimated general and administrative expense savings and $0.7 million in estimated cost of revenues savings. The savings were estimated to begin being realized in the third fiscal quarter. During the fourth quarter of fiscal year 2003, the Company adopted a restructuring plan in its continued effort to align its operations around key vertical markets and to streamline operations. As a result of this restructuring plan, the Company reduced its workforce by a total of 12 employees, including eight from the sales group, one from the engineering group and three from the professional services group. The Company recorded restructuring charges of approximately $0.5 million related to employee severance costs for the quarter ended January 31, 2003. The Company estimated that annualized expense and cash savings resulting from the fourth fiscal quarter termination of employees would be approximately $2.4 million, which included approximately $1.9 million in estimated sales and marketing expense savings, approximately $0.4 million in estimated cost of revenues savings and approximately $0.1 million in estimated research and development expense savings. The savings were estimated to begin being realized in the first fiscal quarter of fiscal year 2004.

The Company had previously adopted restructuring plans in the second and third quarters of fiscal year 2002 in response to the downturn in the economy and in conjunction with the decision to exit the interactive media services business. In the second quarter of fiscal year 2002, the restructuring resulted in a reduction of Convera's total workforce by 22 employees, including 17 individuals from the Company's engineering group and 5 individuals from the business development group. As part of this restructuring, the Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors and reduced the amount of space to be used in certain of the Company's leased facilities. As a result, the Company recorded a restructuring charge of $2.9 million. The restructuring charge included approximately $0.5 million in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $0.4 million for employee termination costs and approximately $2.1 million related to future facility losses for the idle portion of a facility resulting from the restructuring activities. A non-cash charge related to the write-down of the non-idle portion of facility improvements to their net realizable value was recorded during the second quarter of fiscal year 2002. The Company estimated that annualized expense and cash savings resulting from the second fiscal quarter termination of employees would be $3.3 million, which included approximately $1.9 million in estimated research and development expense savings and approximately $1.4 million in estimated sales and marketing expense savings. Estimated annualized research and development expense and cash savings resulting from the reduction in the number of independent contractors working on behalf of the Company was $6.0 million. Estimated total expense savings from the reduction in the amount of space to be used in certain of the Company's leased facilities was $2.2 million, which included approximately $2.1 million in estimated research  and  development  expense  savings and
approximately $0.1 million in estimated sales and marketing expense savings. Estimated cash savings from the reduction in the amount of space to be used in certain of the Company's leased facilities was $0.3 million. Estimated total cost of revenues savings from contractual obligations with no future economic benefit to the Company was $0.5 million. The savings from all actions associated with the second quarter restructuring were estimated to begin being realized in the third fiscal quarter of fiscal year 2003. In the third quarter of fiscal year 2003, the Company announced a restructuring plan to consolidate all
operations  around  the  development,   marketing,  sales  and  support  of  its
enterprise class information infrastructure software products, Convera RetrievalWare(R) and Convera Screening Room(R). The Company also announced that it was eliminating operations supporting the digital content security and interactive services business units and closing offices in Hillsboro, Oregon and Lafayette, Colorado. As a result of the restructuring in the third quarter of fiscal year 2003, Convera's total workforce was reduced by an additional 66 employees, including 44 employees from the engineering group, 13 from the professional services and training groups, seven from the general and administrative group and two from the marketing group. In connection with the restructuring plan, the Company recorded restructuring charges in the third quarter of fiscal year 2003 of $5.2 million. The restructuring charges included approximately $0.9 million in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1.2 million for employee termination costs and approximately $3.2 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado. A non-cash charge representing the balance of the write-down of facility improvements to their net realizable value was recorded during the third quarter of fiscal year 2002. The Company estimated that annualized expense and cash savings resulting from the third fiscal quarter termination of employees would be approximately $7.6 million, which included approximately $5.1 million in estimated research and development expense savings, approximately $1.5 million in estimated cost of revenues savings, approximately $0.7 million in estimated general and administrative expense savings and approximately $0.3 million in estimated sales and marketing expense savings. Estimated total expense savings related to the closing of certain of the Company's offices was approximately $3.7 million, which included approximately $3.3 million in estimated research and development expense savings, approximately $0.2 million in estimated sales and marketing expense savings and approximately $0.2 million in estimated general and administrative expense savings. Estimated cash savings from the closing of certain of the Company's leased facilities was $0.5 million. Estimated total cost of revenues savings from contractual obligations with no future economic benefit to the Company was $0.9 million. The savings from all actions associated with the third quarter restructuring were estimated to begin being realized in the fourth fiscal quarter of fiscal year 2003.

The Company paid approximately $1.9 million, $3.0 million and $2.6 million against the restructuring reserve in the fiscal years ended January 31, 2004, 2003 and 2002, respectively. Non-cash charges represent the write-down of facility improvements included in the estimated costs of facilities closings. As of January 31, 2004, unpaid amounts of $0.6 million and $0.9 million, representing facility-related charges, have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. The Company expects to settle amounts associated with facility closings over the remaining term of the related facility leases, which is through February 2006.

Reduction in goodwill and other long-lived assets

In the third  quarter of fiscal  year  2002,  the  Company  recorded a charge of
$675.9  million  for  reduction  of goodwill  and a charge of $78.5  million for reduction  of other  long-lived  assets.  On  September  20,  2001,  the Company announced that it had terminated its agreement with the NBA to provide interactive content services. The termination of this agreement was followed by the Company's decision to exit the interactive media services market and focus on its enterprise information infrastructure software products. Following the termination of the NBA contract and the Company's change in focus, the Company evaluated the recoverability of the intangible and other long-lived assets including goodwill associated with the Combination and associated with the NBA agreement. The intangible assets acquired in the Combination, including developed technology, customer contracts and assembled workforce, were primarily related to the interactive media services offerings. The assessment of recoverability was performed pursuant to SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of."

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

Acquired in-process research and development

In connection with the acquisition of Semantix Inc., the Company recorded a charge for acquired in-process research and development ("IPRD") of $0.1 million in fiscal year 2003. The acquired IPRD was immediately expensed since the related technology had not reached technological feasibility as of the date of the acquisition.

Other income

Other income in fiscal year 2004 increased to $2.6 million from $0.6 million in fiscal year 2003. Other income was $4.2 million in fiscal year 2002. The increase in fiscal year 2004 was due to the reversal of $2.4 million of accrued expenses resulting from a settlement agreement reached between the Company and another party in fiscal year 2004 related to disputed invoices. As a result of the settlement, the Company's liability was reduced from $5.6 million to $3.2 million, and the previously recorded accruals were reversed into other income. The decrease in other income in fiscal year 2003 was a result of lower interest income largely due to a lower level of invested funds as well as to lower interest rates.

Income tax benefit

The income tax benefit of $4.5 million for the year ended January 31, 2002 represents the reversal of the net deferred tax liability established as of January 31, 2001, primarily as a result of the Combination with Intel and the NBA contract. The Company has net deferred tax assets of $72.7 million as of January 31, 2004. Given the Company's inability to predict sufficient taxable income to realize the benefits of its net deferred tax asset as of January 31, 2004, the Company provided a full valuation allowance against such deferred tax asset.


Contractual Obligations

The Company has obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments such as operating lease obligations and certain purchase obligations under contracts are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

In 2003, the SEC released Financial Reporting Release No. 67, "Disclosure in Management's Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations" ("FRR 67"). FRR 67 requires companies to present an overview of certain known contractual obligations in tabular format. Specifically, FRR 67 requires companies to include in a table information related to long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on a registrant's balance sheet under generally accepted accounting principles in the United States ("GAAP").

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:

    Contractual Obligations                             Payments Due By Period (in thousands)

                                          Total          2005        2006-2007       2008-2009     2010 and
                                                                                                  thereafter
    Operating leases                  $    5,659    $    3,119    $      2,477    $        63              -
    Purchase obligations                     627           624               3              -              -
    Other contractual obligations          3,813         2,166           1,647              -              -
                                        --------    ----------     ----------      ----------   ------------
          Total                       $   10,099    $    5,909    $      4,127    $        63              -

o Operating lease obligations -- represents the minimum lease rental payments under noncancelable leases, primarily for the Company's office space and operating equipment in various locations around the world.

o Purchase obligations-- represent an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company expects to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table will not provide a reliable indicator of the Company's expected future cash outflows on a stand-alone basis.

o Other contractual obligations -- represents the principal amounts due on outstanding contractual obligations, current and long-term, as of January 31, 2004.


Liquidity and Capital Resources

The Company's combined balance of cash, cash equivalents and short-term investments at January 31, 2004 as compared to January 31, 2003 is summarized below (in thousands).

                                      January 31,         January 31,
                                         2004                 2003                Change
                                     --------------      ---------------      ----------------
              Cash and cash
               equivalents           $      30,530       $       10,412       $       20,118
              Investments                       71               20,054              (19,983)
                                     -- -----------      --- -----------      --- ------------
                  Total              $      30,601       $       30,466       $           135
                                     == ===========      === ===========      === ============


As of January 31, 2004, the Company's balances of cash, cash equivalents and short-term investments were $30.6 million. The Company believes that its current balance of cash, cash equivalents, investments and its funds generated from operations, if any, will be sufficient to fund the Company's current projected cash needs for at least the next twelve months. Excluding the cash acquired as part of the Combination and other acquisitions, the Company has historically been entirely financed by sales of its common stock. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

The number of days sales outstanding ("DSO") decreased to 79 days at January 31, 2004 from 100 days at January 31, 2003. The DSO was 97 days at January 31, 2002. The DSO is calculated using a methodology that focuses on the most recent sales in relation to the end of quarter receivables balance. Management believes that the allowance for doubtful accounts of $1.8 million at January 31, 2004 is adequate. The allowance for doubtful accounts at the end of fiscal year 2004 increased from $1.6 million at January 31, 2003. The allowance for doubtful accounts was $2.1 million at January 31, 2002. The provision taken for doubtful accounts was $0.1 million, $0.8 million and $3.4 million during fiscal years 2004, 2003, and 2002, respectively. The fluctuation in the provision for bad debts in fiscal years 2002 through 2004 correlates generally with the economic environment and more specifically to a shift in the Company's customer base. In Convera's fiscal year 2002, there was a general downturn in the economy and the Company's customer base included many high technology companies. A number of high-technology companies went bankrupt or were unable to meet their financial commitments. Convera counted a number of these high-technology companies as customers, and increased its provision for bad debts to account for uncollectible amounts due from several of them in fiscal year 2002. The provision taken for bad debts declined in fiscal years 2003 and 2004 as the general economy improved, many of the high technology companies were no longer in existence and the Company's customer base tended to shift to companies with a stronger financial history and to federal government agencies. As a percentage of gross receivables, the allowance for doubtful accounts was approximately 25%, 19% and 18% at January 31, 2004, January 31, 2003, and January 31, 2002, respectively. The allowance as a percentage of gross receivables has increased due to the fact that the overall gross accounts receivables balance has declined as the Company is collecting on its current receivables, but the allowance continues to reserve for long outstanding receivables that the Company is still pursuing. There were no significant changes made to the Company's collection policies or payment terms during the three-year time frame, however collection efforts progressively became more aggressive in an effort to identify collection issues earlier and as a result take actions to increase the likelihood of collection.

Operating Activities

In fiscal year 2004, the Company's operating activities utilized $15.5 million of net cash and cash equivalents, compared to $26.2 million in fiscal year 2003. Net cash used in operating activities was $44.6 million in fiscal year 2002. The fiscal year 2004 net loss of $18.1 million was offset by non-cash charges totaling $2.8 million, consisting primarily of depreciation of $1.7 million, equity compensation expense of $0.8 million and amortization of developed technologies of $0.3 million. Cash was provided from a reduction in accounts receivable of $1.5 million and a decrease in prepaid expense and other of $1.0 million. A decrease in accounts payable, accrued expense and accrued bonuses and an increase in other long-term liabilities used net cash of $2.3 million. A decrease in the restructuring reserve used $1.3 million, while an increase in deferred revenues contributed $0.9 million of net cash. The fiscal year 2003 net loss of $29.1 million was offset by non-cash charges totaling $3.5 million, consisting primarily of depreciation of $2.3 million; restructuring charges, net of cash paid, of $0.4 million; bad debt expense of $0.4 million; amortization of developed technologies of $0.2 million and acquired in-process research and development expense of $0.1 million. Cash was also provided by a reduction in accounts receivable of $1.8 million and a reduction in prepaid expenses and other of $2.3 million. A decrease in accounts payable and accrued expenses together with a decrease in deferred revenues used cash of $3.6 million. A decrease in the restructuring reserve also used cash of $1.1 million. In fiscal year 2002, the net loss of $910.5 million included non-cash charges totaling $861.2 million, consisting primarily of $754.4 million from the reduction of goodwill and other long-lived assets. Non-cash charges included amortization of $98.3 million; restructuring charges, net of cash paid, of $1.8 million; bad debt expense of $3.4 million and depreciation of $2.3 million. Cash was also provided by a reduction in accounts receivable of $4.3 million, an increase in the restructuring reserve of $3.8 million and an increase in accounts payable and accrued expenses of $3.2 million. A decrease in deferred revenues together with an increase in prepaid expenses and other used cash of $1.6 million.

Investing Activities

Cash flows from investing activities provided the Company $19.5 million of cash in fiscal year 2004. Net cash provided from the maturity of U.S. Treasury bills provided cash of $20.0 million, while purchases of equipment and leasehold improvements used cash of $0.5 million. In fiscal year 2003, cash flows from investing activities provided the Company $19.5 million of cash. Net cash provided from the maturity of U.S. Treasury bills provided cash of $20.0 million, while purchases of equipment and leasehold improvements used cash of $0.7 million. Cash acquired as a result of the purchase of Semantix Inc. was approximately $0.4 million, netted against direct acquisition costs of approximately $0.2 million. In fiscal year 2002, investing activities provided the Company $71.7 million of net cash. Net cash provided from the maturity of U.S. Treasury bills provided cash of $78.7 million, while purchases of equipment and leasehold improvements used cash of $5.6 million. The Company also used cash of $1.4 million for direct acquisition costs in connection with the Combination.

Financing Activities

Financing activities provided approximately $16.8 million of cash in fiscal year 2004. Proceeds from a private placement provided $16.0 million of cash. Proceeds from the issuance of stock under the employee stock purchase plan, the issuance of warrants and the exercise of stock options provided a total of $0.8 million of cash. Financing activities provided approximately $0.3 million of cash in fiscal year 2003, mainly from the issuance of stock under the employee stock purchase plan. In fiscal year 2002, the Company's financing activities used $46.6 million of cash. The repurchase of the Company's common stock from Intel and the NBA used $53.0 million of cash. A capital contribution by Intel in the amount of approximately $5.4 million was used to fund bonus payments to specified former Intel employees that remained employed by Convera as of April 30, 2001. Proceeds from the issuance of stock under the employee stock purchase plan and the exercise of employee stock options provided cash of $0.9 million during fiscal year 2002.


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


Recent Pronouncements

The Financial Accounting Standards Board ("FASB") issued Interpretation No.46 ("FIN 46"), "Consolidation of Variable Interest Entities," in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The main provisions of FIN 46 are effective in financial statements for periods ending after March 15, 2004 (except for certain VIE structures that had an earlier effective date). The Company does not have any VIEs and consequently does not expect this Interpretation to have an effect on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 25% of total revenues in fiscal year 2004. International sales are made predominantly from the Company's foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of January 31, 2004, approximately 11% and 20% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of fiscal year 2004, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of January 31, 2004, less than 2% of the Company's cash and cash equivalents were denominated in British pounds and EUROs combined. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. Short-term investments consist primarily of U.S. Government treasury bills and are carried at amortized cost. The Company also has a certificate of deposit for $71 thousand, which is pledged to collateralize a letter of credit required for a leased facility. Given the relatively short maturity periods of cash equivalents and short-term investments, the cost of these investments approximates their fair values and the Company's exposure to fluctuations in interest rates is limited.


Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data of the Company are submitted as a separate section of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in making known to them, on a timely basis, material information required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2004 and is incorporated in this report by reference.

The Company has adopted a written code of conduct and ethics (the "Code") which is applicable to all of the Company's officers, directors and employees, including the Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Senior Officers"). In accordance with the rules and regulations of the Securities and Exchange Commission and the rules of the Nasdaq Stock Market, a copy of the Code has been posted on the Company's website at http://www.convera.com. The Company intends to disclose any changes in or waivers from the Code applicable to any Senior Officers on its website or by filing a Form 8-K.


Item 11. Executive Compensation

Information regarding executive compensation will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2004 and is incorporated in this report by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2004 and is incorporated in this report by reference.


Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions, if any, will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2004 and is incorporated in this report by reference.


Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2004 and is incorporated in this report by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

3.       Exhibits:

              See Exhibit Index on the following page.

(b)      Reports on Form 8-K.

On December 15, 2003, the Company filed a Form 8-K for Item 5, reporting the resignation of Christopher Mann as Chief Financial Officer and Treasurer.

On December 10, 2003, the Company filed a Form 8-K for Item 12, attaching and incorporating a press release of the Company dated December 10, 2003, reporting the Company's financial results for the fiscal quarter ended October 31, 2003.

                                  Exhibit Index

                                                                                         Incorporated by Reference from
Exhibit No.                       Exhibit Title                                           the Following Documents

3.1               Amended and Restated Certificate of Incorporation of Convera           Form S-4 (Registration No.
                                                                                         333-50172), November 17, 2000

3.2               By-laws of Convera (Amended and Restated)                              Form 10-K, April 30, 2003

10.1              Incentive Stock Option Plan, dated April 1989                          Form 10-K, April 22, 1991

10.2              1995 Incentive Plan, dated November 1995                               Proxy Statement dated October 16,
                                                                                         1995 for Annual Meeting of
                                                                                         Shareholders

10.3              ConQuest Incentive Stock Option Plan, dated August 19, 1993            Form 10-K, April 30, 1996

10.4              Amended and Restated Excalibur Technologies Corporation 1996           Form S-4 (Registration No.
                  Employee Stock Purchase Plan                                           333-50172), November 17, 2000

10.5              Office Lease (1921 Gallows Road, Vienna, Virginia 22182),              Form 10-K, April 30, 1999
                  commencing May 1, 1999

10.6              Employment agreement with James H. Buchanan, dated September 7,        Form 10-K, April 30, 1999
                  1995

10.7              Office lease (11000 Broken Land Parkway, Columbia Maryland),           Form 10-K, April 28, 2000
                  commencing June 15, 2000

10.8              Convera Stock Option Plan                                              Form 8-K, May 3, 2000

10.9              Office Lease (23245 NW Evergreen Parkway, Hillsboro, Oregon)           Form 10-K, May 1, 2001
                  commencing March 1, 2001

10.10             Office Lease (1808 Aston Avenue, Carlsbad, California) commencing      Form 10-K, April 30, 2002
                  November 1, 2001

10.11             Amended and Restated Convera Corporation 1996 Employee Stock           Definitive Form 14C, December 18,
                  Purchase Plan                                                          2001

10.12             Office Lease (2055 Gateway Place, San Jose, California),               Form 10-K, April 30, 2003
                  commencing February 1, 2003

10.13             Agreement and Release with James Buchanan, dated February 6, 2004      Filed Herewith
                  and First Amendment dated March 9, 2004

10.14             Agreement and Release with Christopher Mann, dated January 7,          Filed Herewith
                  2004 and First Amendment dated March 9, 2004

10.15             Settlement Agreement with Intel Corporation effective December         Filed Herewith
                  23, 2003

21.01             Subsidiaries of Convera                                                Filed Herewith

23.01             Consent of Independent Auditors                                        Filed Herewith


                                       35

31.1              Certification of Chief Executive Officer,
                  pursuant to Rule 13a-14(a)/15d-14(a)                                   Filed Herewith

32.1              Certification of Chief Executive Officer, pursuant to 18 U.S.C.        Filed Herewith
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002


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

Date:  April 26, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                 Title                                            Date

/s/Patrick C. Condo            President, Chief Executive Officer               April 26, 2004
Patrick C. Condo               and Director
                               (Principal Executive Officer
                                and Principal Financial
                                and  Accounting Officer)

 /s/Ronald J. Whittier          Chairman of the Board                           April 23, 2004
   Ronald J. Whittier

 /s/Herbert A. Allen            Director                                        April 26, 2004
   Herbert A. Allen

 /s/Herbert A. Allen, III       Director                                        April 23, 2004
   Herbert A. Allen, III

 /s/Stephen D. Greenberg        Director                                        April 26, 2004
   Stephen D. Greenberg

 /s/Eli S. Jacobs               Director                                        April 23, 2004
   Eli S. Jacobs

/s/Donald R. Keough             Director                                        April 23, 2004
   Donald R. Keough

 /s/William S. Reed             Director                                        April 26, 2004
   William S. Reed

 /s/ Carl J. Rickertson         Director                                        April 25, 2004
   Carl J. Rickertson

 /s/ Jeffrey White              Director                                        April 28, 2004
   Jeffrey White



     Index to Consolidated Financial Statements                                               Page

     Report of Independent Auditors                                                           F-1

     Consolidated Balance Sheets                                                              F-2
                   As of January 31, 2004 and 2003

     Consolidated Statements of Operations and Comprehensive Loss                             F-3
                   For the fiscal years ended January 31, 2004, 2003 and 2002

     Consolidated Statements of Shareholders' Equity                                          F-4
                  For the fiscal years ended January 31, 2004, 2003 and 2002

     Consolidated Statements of Cash Flows                                                    F-5
                  For the fiscal years ended January 31, 2004, 2003 and 2002

     Notes to Consolidated Financial Statements                                               F-6


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Convera Corporation

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Convera
Corporation as of January 31, 2004 and January 31, 2003, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convera Corporation as of January 31, 2004 and January 31, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in the notes to the consolidated financial statements, in the year ended January 31, 2003 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



                                           /s/ ERNST & YOUNG LLP


McLean, Virginia
March 12, 2004

                                       CONVERA CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)

                                                                                         As of January 31,
                                                                               ---------------------------------------
                               ASSETS
                                                                                    2004                    2003
                                                                               ---------------         ---------------
Current Assets:
     Cash and cash equivalents..................................               $      30,530           $      10,412
     Short term investments.....................................                          71                  20,054
     Accounts receivable, net of allowance for doubtful
          accounts of $1,793 and $1,569, respectively...........                       5,464                   6,732
     Prepaid expenses and other ................................                       2,536                   2,509
                                                                               ---------------
                                                                               ---------------         ---------------
           Total current assets.................................                      38,601                  39,707

Equipment and leasehold improvements, net of accumulated
     depreciation of $12,692 and $10,843, respectively..........                       1,759                   2,906
Other assets....................................................                       2,225                   3,154
Goodwill........................................................                       2,275                   2,268
Other intangible assets, net of accumulated amortization of $511 and
$242, respectively..............................................                         835                   1,104
                                                                               ---------------         ---------------
           Total assets.........................................               $      45,695           $      49,139
                                                                               ===============         ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable...........................................                       2,615                   3,069
     Accrued expenses...........................................                       4,093                   7,220
     Accrued bonuses............................................                         745                     919
     Restructuring reserve......................................                         620                   1,326
     Deferred revenues..........................................                       3,720                   2,739
                                                                               ---------------         ---------------
                                                                               ---------------         ---------------
           Total current liabilities............................                      11,793                  15,273

Restructuring reserve, net of current portion...................                         887                   1,494
Other long-term liabilities.....................................                       1,647                       -
                                                                               ---------------         ---------------
                                                                               ---------------         ---------------
           Total liabilities....................................                      14,327                  16,767

Commitments and Contingencies
Shareholders' Equity:
     Common stock Class A, $0.01 par value, 100,000,000 shares
         authorized; 34,655,344 and 29,880,217 shares issued,
         respectively; 33,842,087 and 29,003,062 shares
         outstanding, respectively..............................                         347                     299
     Treasury stock at cost, 813,257 and 877,155 shares,
             Respectively.......................................                      (1,879)                 (2,026)
     Additional paid-in capital.................................                   1,070,880               1,053,455
     Accumulated deficit........................................                  (1,036,625)             (1,018,540)
     Accumulated other comprehensive loss.......................                      (1,355)                   (816)
                                                                               ---------------         ---------------
         Total shareholders' equity.............................                      31,368                  32,372
                                                                               ---------------         ---------------
         Total liabilities and shareholders' equity.............               $      45,695           $      49,139
                                                                               ===============         ===============


                                              See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 (in thousands, except share and per share data)

                                                               For the Fiscal Years Ended January 31,
                                                      ---------------------------------------------------------
                                                            2004                2003                2002
                                                      ------------------  -----------------   -----------------

Revenues:
    License........................................     $      18,322       $      13,062       $      24,187
    Professional services..........................             4,338               4,018               2,553
    Maintenance....................................             6,591               6,534               6,509
                                                      ------------------  -----------------   -----------------
                                                      ------------------  -----------------   -----------------
                                                               29,251              23,614              33,249
    Interactive services...........................                 -                   -                 979
                                                      ----
                                                         ---------------  -----------------   -----------------
                                                               29,251              23,614              34,228
                                                      ------------------  -----------------   -----------------

Cost of revenues:
    License .......................................             1,822               3,485               8,857
    Professional services..........................             4,715               5,446               7,511
    Maintenance ...................................             2,033               1,766               1,979
                                                      ------------------  -----------------   -----------------
                                                      ------------------  -----------------   -----------------
                                                                8,570              10,697              18,347
    Interactive services...........................                 -                   -               3,960
                                                      ------------------  -----------------   -----------------
                                                      ------------------  -----------------   -----------------
                                                                8,570              10,697              22,307
                                                      ------------------  -----------------   -----------------
                                                      ------------------  -----------------   -----------------

Gross margin                                                   20,681              12,917              11,921
                                                      ------------------  -----------------   -----------------
                                                      ------------------  -----------------   -----------------

Operating expenses:
    Sales and marketing............................            18,124              20,018              33,747
    Research and product development...............            11,981              11,639              22,500
    General and administrative.....................            10,564               8,642              10,214
    Amortization of goodwill.......................                 -                   -              86,291
    Amortization of intangible assets..............                 -                   -               9,088
    Incentive bonus payments to employees..........                 -                (138)              6,681
    Restructuring charges..........................               621               2,337               8,128
    Reduction in goodwill..........................                 -                   -             675,896
    Reduction in other long-lived intangible assets                 -                   -              78,528
    Acquired in-process research and development...                 -                 126                   -
                                                      ----
                                                         ---------------  -----------------   -----------------
                                                               41,290              42,624             931,073
                                                      ------------------  -----------------   -----------------

Operating loss.....................................           (20,609)            (29,707)           (919,152)

Other income, net..................................             2,550                 636               4,191
                                                      ------------------  -----------------   -----------------
                                                      ------------------  -----------------   -----------------

Net loss before income taxes.......................           (18,059)            (29,071)           (914,961)

Income tax benefit.................................                 -                   -               4,452
                                                      ------------------  -----------------   -----------------

Net loss...........................................           (18,059)            (29,071)           (910,509)

                                                      ------------------  -----------------   -----------------
Net loss applicable to common shareholders.........     $     (18,059)      $     (29,071)      $    (910,509)
                                                      ==================  =================   =================
                                                      ==================  =================   =================

Basic and diluted net loss per common share........     $       (0.57)      $       (1.01)      $      (20.08)
Weighted-average number of common shares outstanding
    - basic and diluted............................        31,486,032          28,854,291          45,348,739

Comprehensive loss:
    Net loss.......................................           (18,059)            (29,071)           (910,509)
    Foreign currency translation adjustment........              (539)                (98)                (29)
                                                      ------------------  -----------------   -----------------
Comprehensive loss.................................     $     (18,598)      $     (29,169)      $    (910,538)
                                                      ==================  =================   =================

                                              See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                          Common Stock        Warrants       Treasury Stock         Additional
                                                                                     Paid-in
                      Shares         Amount   Warrants     Shares       Amount       Capital
Balance, January
31, 2001.........   47,534,627    $     475          -           -   $        -  $   1,094,192
Issuance of
common stock upon
exercise of
options..........       28,150            -          -           -            -            232
Issuance of
common stock for
Employee Stock
Purchase Plan....      152,778            2          -           -            -            700
Capital
contribution from
Intel............            -            -          -           -            -          5,422
Purchase and
retirement of
common stock.....   (19,746,221)       (197)         -   (1,000,000)     (2,310)       (50,493)
Foreign Currency
Translation
adjustment.......            -            -          -           -            -              -

Net loss.........            -            -          -           -            -              -
                    ------------ ----------- ----------- ----------    --------  --------------
                    ------------ ----------- ----------- ----------    --------  --------------

Balance, January
31, 2002.........   27,969,334    $     280        -      (1,000,000) $   (2,310) $   1,050,053

Stock adjustment
for previously
retired treasury
stock............    1,000,000           10          -           -            -            (10)
Issuance of
common stock upon
exercise of
options..........       10,810            -          -           -            -             14
Issuance of
common stock for
Employee Stock
Purchase Plan....           73            -          -           -            -              -
Issuance of
treasury stock
for Employee
Stock Purchase
Plan.............            -            -          -     122,845          284              -
Issuance of
common stock
related to
Semantix  merger.      900,000            9          -           -            -          3,398
Foreign Currency
Translation
adjustment.......            -            -                      -            -              -

Net loss.........            -            -                                   -              -
                    ===========  =========== ==========  ========== ===========  ==============
Balance, January
31, 2003.........    29,880,217    $     299          -    (877,155)  $   (2,026) $   1,053,455

Private placement    4,714,111           47          -           -            -         15,978
Issuance of
common stock upon
exercise of
options..........       61,016            1          -           -            -            250
Issuance of
treasury stock
for Employee
Stock Purchase
Plan.............            -            -          -      63,898          147             26
Issuance of
warrants to third
party............            -            -    137,711           -            -            383
Deferred
compensation.....            -            -          -           -            -            788
Foreign Currency
Translation
adjustment.......            -            -          -           -            -              -

Net loss.........            -            -          -           -            -              -
                    ------------ ----------- ----------- ---------- -----------  --------------
Balance, January
31, 2004.........   34,655,344    $     347   137,711     (813,257)  $   (1,879) $   1,070,880
                    ============ =========== =========== ========== ===========  ==============


                             See accompanying notes.
                                      F-4


                      CONVERA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                     Accumulated   Accumulated
                     Deficit        Other
                                    Compre-
                                    hensive
                                     Income
                                     (Loss)          Total
Balance, January
31, 2001.........  $   (78,920)  $      (689)  $   1,015,058
Issuance of
common stock upon
exercise of
options..........            -             -             232
Issuance of
common stock for
Employee Stock
Purchase Plan....            -             -             702
Capital
contribution from
Intel............            -             -           5,422
Purchase and
retirement of
common stock.....            -             -         (53,000)
Foreign Currency
Translation
adjustment.......            -           (29)            (29)

Net loss.........     (910,509)            -        (910,509)
                   ------------- ------------- ---------------

Balance, January
31, 2002.........   $  (989,429)  $      (718)  $      57,876

Stock adjustment
for previously
retired treasury
stock............            -             -               -
Issuance of
common stock upon
exercise of
options..........            -             -              14
Issuance of
common stock for
Employee Stock
Purchase Plan....            -             -               -
Issuance of
treasury stock
for Employee
Stock Purchase
Plan.............          (40)            -             244
Issuance of
common stock
related to
Semantix  merger.            -             -           3,407
Foreign Currency
Translation
adjustment.......            -           (98)            (98)

Net loss.........      (29,071)            -         (29,071)
                   ------------- ------------- ---------------
                   ------------- ------------- ---------------

Balance, January
31, 2003.........$    (1,018,540) $      (816)  $      32,372

Private placement            -             -          16,025
Issuance of
common stock upon
exercise of
options..........            -             -             251
Issuance of
treasury stock
for Employee
Stock Purchase
Plan.............          (26)            -             147
Issuance of
warrants to third
party............            -             -             383
Deferred
compensation.....            -             -             788
Foreign Currency
Translation
adjustment.......            -          (539)           (539)

Net loss.........      (18,059)            -         (18,059)

                   ------------- ------------- ---------------
Balance, January
31, 2004.........  $ (1,036,625) $    (1,355)  $      31,368
                   ============= ============= ===============


                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                =======================================================
                                                                         For the Fiscal Years Ended January 31,
                                                                ========================================================
                                                                       2004               2003               2002
                                                                   ------------       -------------       ------------
Cash Flows from Operating Activities:
Net loss                                                        $    (18,059)      $    (29,071)       $    (910,509)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation............................................          1,660              2,258                2,294
     Provision for doubtful accounts.........................             69                400                3,420
     Amortization of goodwill................................              -                  -               86,291
     Amortization of developed technologies..................            269                242                2,925
     Amortization of other intangible assets.................              -                  -                9,088
     Equity compensation expense on deferred stock...........            788                  -                    -
     Non-cash restructuring charges..........................              -                425                1,769
     Acquired in-process research and development............              -                126                    -
     Write off of investments................................              -                  -                  481
     Deferred tax benefit....................................              -                  -               (4,452)
     Reduction of goodwill...................................              -                  -              675,896
     Reduction of other long-lived assets....................              -                  -               78,528
Changes in operating assets and liabilities, net of effects
from acquisition:
     Accounts receivable.....................................          1,481              1,812                4,256
     Prepaid expenses and other..............................            984              2,330                 (695)
     Accounts payable, accrued expenses and accrued bonuses..
                                                                      (3,904)            (2,508)               3,206
     Restructuring reserve...................................         (1,313)            (1,112)               3,750
     Deferred revenues.......................................            903             (1,103)                (896)
     Other long-term liabilities.............................          1,647                  -                    -
                                                                -- ------------    -- -------------    -- ------------
     Net cash used in operating activities...................        (15,475)           (26,201)             (44,648)
                                                                -- ------------    -- -------------    -- ------------

Cash Flows from Investing Activities:
     Purchase of investments.................................        (14,960)           (70,002)            (201,208)
     Proceeds from maturities of investments.................         34,942             90,036              279,923
     Purchases of equipment and leasehold improvements.......           (470)              (710)              (5,647)
     Cash acquired in acquisition of business................              -                399                    -
     Direct acquisition costs................................              -               (246)              (1,416)
                                                                -- ------------    -- -------------    -- ------------
                                                                -- ------------    -- -------------    -- ------------
     Net cash provided by investing activities...............         19,512             19,477               71,652
                                                                -- ------------    -- -------------    -- ------------

Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock, net.........            147                244                  702
     Proceeds from the private placement.....................         16,025                  -                    -
     Proceeds from the issuance of warrants..................            383                  -                    -
     Proceeds from the exercise of stock options.............            251                 14                  232
     Repurchase of common stock..............................              -                  -              (53,000)
     Capital contribution from Intel.........................              -                  -                5,422
                                                                -- ------------    -- -------------    -- ------------
     Net cash provided by (used in) financing activities.....         16,806                258              (46,644)
                                                                -- ------------    -- -------------    -- ------------

Effect of Exchange Rate Changes on Cash......................           (725)              (750)                 207
                                                                -- ------------    -- -------------    -- ------------

Net Increase (Decrease) in Cash and Cash Equivalents.........         20,118             (7,216)             (19,433)

Cash and Cash Equivalents, beginning of year.................         10,412             17,628               37,061
                                                                -- ------------    -- -------------    -- ------------

Cash and Cash Equivalents, end of year.......................   $     30,530       $     10,412        $      17,628
                                                                == ============    == =============    == ============

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

As of January 31, 2004, 2003 and 2002, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen and certain related parties (collectively "Allen & Company") beneficially owned more than 50% of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company's technology to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and professional services.

The Company's operations are subject to certain risks and uncertainties including, but not limited to, the effect of general economic conditions on demand for the Company's products and services, including reduced corporate IT spending and lengthier sales cycles; the delay or deferral of customer implementations; the potential for U.S. Government agencies from which the Company has historically derived a signification portion of its revenues to be subject to budget cuts; a dependence on international sales; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; changes in software and hardware products that may render the Company's products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company's intellectual property which would harm its competitive position; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; and the availability of additional capital financing on terms acceptable to the Company, if at all.


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

Revenue Recognition

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue
Recognition, as amended by Statement of Position 98-9, Software Revenue Recognition, with respect to certain transactions.

Revenue from the sale of software licenses is recognized upon shipment of product, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Historically, the Company has not experienced significant returns or exchanges of its products.

Revenue from training and professional services is recognized when the services are performed. Such services are sold as part of a bundled software license agreement as well as separately to customers who have previously purchased software licenses. When training or professional services that are not essential to the functionality of the software are sold as part of a bundled license agreement, the fair value of these services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed.

Certain of the Company's customers are Original Equipment Manufacturers (OEMs) and resellers. OEM contracts generally stipulate prepaid royalties due at varying dates as well as royalties due to the Company on the sale of the customer's integrated product over a specified contract term, generally ranging from two to five years. With prepaid royalties, the Company recognizes revenue upon shipment of the software and/or software developer's kit, as appropriate, provided the payment terms are considered normal and customary for these types of arrangements, the fee is considered fixed and determinable, and all other criteria within SOP 97-2 have been met. To the extent the OEM product sales exceed the level provided for by the guaranteed prepaid royalty and additional royalties are due, the Company generally recognizes the additional royalties as the sales occur and are reported to the Company. Reseller contracts generally stipulate royalties due to the Company on the resale of the Company's products and call for a guaranteed minimum royalty payment in exchange for the right to sell the Company's products within a specified territory over a specified period of time. The Company recognizes the prepaid royalties as revenue upon delivery of the initial copy of the software, provided the payment terms are considered normal and customary for these types of arrangements, the fee is considered fixed and determinable, and all other criteria within SOP 97-2 have been met. To the extent the reseller's product sales exceed the level provided for by the guaranteed minimum royalty and additional royalties are due, the Company generally recognizes the additional royalties as the reseller sales occur and are reported to the Company.

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

Deferred revenue consists of deferred training and professional services revenues, deferred maintenance revenues and deferred license revenues.

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

Advertising

Advertising costs are expensed as incurred. The Company incurred approximately $449, $52 and $307 in advertising costs for the years ended January 31, 2004, 2003 and 2002, respectively.

Stock-based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25. Stock options originally granted under the Company's stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant, and accordingly no employee compensation cost related to the initial grant of options is included in expenses. Stock option modifications associated with a change in employee status to a nonemployee have been accounted for as a new award and measured using the intrinsic value method under APB 25, resulting in the inclusion of compensation expense in the January 31, 2004 consolidated statement of operations. Nonvested shares of stock (referred to as deferred stock) granted under the Company's stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as compensation expense over the corresponding service period. If an employee leaves the Company prior to the vesting of the deferred stock, the estimate of compensation expense recorded in previous periods is adjusted by decreasing compensation expense in the period of forfeiture.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards made under the respective plans in fiscal years 2004, 2003 and 2002 consistent with the method of SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below.



                                                                    2004            2003            2002
          Net loss, as reported                                 $  (18,059)     $  (29,071)     $ (910,509)
          Stock-based compensation, as reported                        788               -               -
          Total stock-based compensation determined under fair
          value based method for all awards                         (6,773)         (8,246)        (10,327)
                                                                 -----------    ------------    -----------
          Pro forma net loss                                    $  (24,044)     $  (37,317)     $ (920,836)
                                                                ============    ===========     ===========
          Basic and diluted net loss per common share,
          as reported                                               ($0.57)         ($1.01)        ($20.08)
          Basic and diluted net loss per common share,
          pro forma                                                 ($0.76)         ($1.29)        ($20.31)


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

                                                           2004                 2003                 2002
                                                     -----------------    -----------------     ----------------
         Expected volatility                               96%                  95%                   90%
         Risk free interest rates                      2.5% to 3.3%         3.0% to 4.6%         4.2% to 4.8%
         Dividend yield                                    None                 None                 None
         Expected lives                                  5 years              5 years               5 years

The weighted average fair value per share for stock option grants that were awarded in fiscal years 2004, 2003 and 2002 was $3.01, $2.69 and $3.38, respectively. See Note 13 for additional information related to the Company's stock compensation plans.

During fiscal year 2004, pursuant to the Company's 2000 Stock Option Plan, several senior officers of the Company were awarded an aggregate of 1,700,000 shares of deferred stock with a five-year cliff vesting provision, of which an aggregate of 1,300,000 shares of deferred stock were outstanding as of January 31, 2004. The deferred stock covering 700,000 shares vests immediately upon a change in control. The deferred stock covering 600,000 shares vests immediately if the holder is terminated without cause, becomes disabled, dies or if there is a change in control. The weighted-average fair value of the awards granted in fiscal year 2004 was $4.84 based on the market price of the Company's stock on the date of award. Compensation cost is expensed on a straight-line basis over the five-year vesting period. Compensation expense, net of reversals for terminated employees, recorded by the Company in fiscal year 2004 was $388. Compensation expense of $365, $20 and $3 is included in general and administrative costs, research and development costs and sales and marketing costs, respectively, in the accompanying consolidated statements of operations.

In the first quarter of the current fiscal year, the Company issued two-year warrants to purchase 137,711 shares of Convera common stock to a third party customer at an exercise price of $2.00 per share. The warrants had an aggregate value of approximately $380 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 108%; risk free interest rate of 2.12%; no dividend yield; and expected life of 2 years. The value of the warrants reduced the amount of revenue recognized and was recorded as an increase to additional paid-in-capital during the first quarter.

Net Loss Per Common Share

The Company follows SFAS No. 128, "Earnings Per Share," for computing and presenting net loss per share information. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as the computation would be anti-dilutive. A reconciliation of the net loss available to common stockholders and the number of shares used in computing basic and diluted net loss per share is in Note 12.

Translation of Foreign Financial Statements

The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period. Foreign currency translation adjustments are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains or (losses) recorded in operating expenses were $741, $585 and ($226) for the years ended January 31, 2004, 2003 and 2002, respectively.

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximates their fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Management believes that the Company's investment policy limits the Company's exposure to concentrations of credit risk. The Company sells its products primarily to major corporations, including distributors that serve a wide variety of U.S. and foreign markets, and to government agencies. The Company extends credit to its corporate customers based on an evaluation of the customer's financial condition, generally without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses. The allowance for doubtful accounts is determined based on an analysis of the Company's historical collection experience and the Company's portfolio of customers taking into consideration the general economic environment as well as the industry in which the Company operates.






Valuation Accounts

                                                                             Uncollectible
                                                                               Accounts
                                               Balance at     Charged to     Written Off,
                                              Beginning of     Costs and        Net of        Balance at
                                                 Period        Expenses       Recoveries     End of Period
Year Ended January 31, 2004:
   Deducted from asset accounts:
     Allowance for doubtful accounts          $      1,569   $         80   $       144      $       1,793

Year Ended January 31, 2003:
   Deducted from asset accounts:
     Allowance for doubtful accounts          $      2,115   $        400   $      (946)     $       1,569

Year Ended January 31, 2002:
   Deducted from asset accounts:
     Allowance for doubtful accounts          $      1,231   $      3,420   $    (2,536)     $       2,115


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

Short Term Investments

Highly liquid investments with maturities of one year or less at the time of purchase are classified as short-term investments. Short-term investments as of January 31, 2004 consist of a certificate of deposit for $71, which is pledged to collateralize a letter of credit required for a leased facility. For the years ended January 31, 2003 and 2002 short-term investments also included U.S. Government treasury bills that were carried at amortized cost.

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes at the tax rates expected to be in effect when the differences reverse. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a full valuation allowance against its net deferred tax assets as of January 31, 2004.

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

Goodwill and Other Intangible Assets

Convera's acquisitions of other companies typically result in the acquisition of certain intangible assets and goodwill. During the year ended January 31, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Any goodwill resulting from such acquisitions is associated with the Company's corporate reporting unit, since the Company does not have multiple reporting units. The impairment of goodwill is assessed on an annual basis or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value. This assessment is performed by comparing the market value of the Company's outstanding common stock with the carrying amount of the Company's net assets, including goodwill. If the market value exceeds the carrying amount of the Company's net assets, impairment of Goodwill does not exist. If the market value is less than the carrying amount of the Company's net assets, the Company will perform further analysis and may be required to record an impairment. The Company continues to amortize intangible assets that are deemed to have a finite useful life, and amortization is being charged to income on a straight-line basis over the periods estimated to benefit. Acquired developed technology is being amortized on a straight-line basis over five years.

Impairment of Long-Lived Assets

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company's assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment.

During the year ended January 31, 2002, prior to the adoption of SFAS No. 142 and SFAS No. 144, Convera determined that the goodwill and certain intangible assets associated primarily with the Combination were impaired, and Convera recorded a charge of $754,424 related to that impairment. See Note 4. The Company believes there are no other intangible asset impairments or asset write-downs in fiscal years 2003 or 2004.

Reclassifications

Certain amounts presented in the prior year's financial statements have been reclassified to conform with the fiscal year 2004 presentation.

Other Income

Other income for the year ended January 31, 2004 consisted of $187 in net interest income and a reversal of $2,363 of accrued expenses resulting from a settlement agreement reached between the Company and another party in fiscal year 2004. As a result of the settlement, the Company's liability was reduced from $5.6 million to $3.2 million, and the previously recorded accruals were reversed into other income. In fiscal years 2003 and 2002, other income consisted entirely of net interest income of $636 and $4,191, respectively.

Recent Pronouncements

The Financial Accounting Standards Board issued Interpretation No.46 ("FIN 46"), "Consolidation of Variable Interest Entities," in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The main provisions of FIN 46 are effective in financial statements for periods ending after March 15, 2004 (except for certain VIE structures that had an earlier effective date). The Company does not have any VIEs and consequently does not expect this Interpretation to have an effect on its consolidated financial statements.


(3)      ACQUISITIONS

On March 7, 2002, the Company acquired 100% of the outstanding capital stock of Semantix Inc., a private Canadian software company specializing in cross-lingual processing and computational linguistics technology, for 900,000 shares of restricted Convera common stock and approximately $24 in cash. Semantix Inc. became a wholly owned subsidiary of Convera under the name Convera Canada, Inc. This acquisition broadened the linguistic capabilities of the Convera RetrievalWare(R) search and retrieval technology, specifically in the areas of cross-lingual search and the continued development of language capabilities to support the needs of specialized vertical markets. It also enabled the Company to derive greater revenues through the direct sales of language modules to new and existing customers.

The acquisition has been accounted for using the purchase method of accounting, and the results of operations of Convera Canada, Inc. have been included in the Company's consolidated statements of operations from the date of acquisition. The purchase price was determined to be approximately $4,403, which included liabilities assumed of approximately $748 and approximately $224 of transaction and direct acquisition costs. The shares issued to Semantix Inc. as consideration were valued based on the average market price of Convera stock from March 5, 2002 through March 11, 2002, or two business days before and after the date the terms of the acquisition were agreed to and announced, which was March 7, 2002. The purchase price was allocated to the assets acquired based on their estimated fair values on the acquisition date as follows (in thousands):


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
                                                                ============

Developed technology is being amortized on a straight-line basis over five years. To determine the fair market value of the developed technology, the Company used the relief from royalty method, which uses the amount of royalty expense the Company would have incurred if the developed technology was licensed in an arms length transaction instead of purchased. The acquired in-process research and development ("IPRD") of $126 was expensed immediately since the related technology had not reached technological feasibility as of the date of the acquisition. To determine the value of the IPRD, the discounted cash flow method, which entails a projection of the prospective cash flows to be generated from the sale of the technology over a discrete period of time, discounted at a rate in order to calculate present value, was used. The remainder of the purchase price minus the tangible assets acquired and the intangible assets created was allocated to goodwill. Goodwill is not being amortized but is reviewed at least annually for impairment in accordance with SFAS No. 142. There was no impairment of goodwill recorded for the years ended January 31, 2003 or January 31, 2004.

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

Pro forma information (unaudited):

                                                                Year ended January 31,
                                                                2003               2002

Revenues                                                $      23,625       $      34,247
Net loss                                                      (30,104)           (913,295)
Basic and diluted net loss per common share                    (1.04)             (19.75)


(4)      REDUCTION IN GOODWILL AND OTHER LONG-LIVED ASSETS

During fiscal year 2002, the Company recorded a charge of $675,896 for reduction of goodwill and a charge of $78,528 for reduction of other long-lived assets. On September 20, 2001, the Company announced that it had terminated its agreement with the National Basketball Association ("NBA") to provide interactive content services. The termination of this agreement was part of the Company's decision to exit the interactive media services market and focus on its enterprise information infrastructure software products. In connection with this shift in focus, on October 4, 2001, the Company closed facilities in Hillsboro, Oregon and Lafayette, Colorado, and all positions supporting the interactive media services offerings and the related content security technology development were eliminated.

Following the termination of the NBA contract and the Company's change in focus, the Company evaluated the recoverability of the intangible and other long-lived assets, including goodwill, associated with the Combination and associated with the NBA agreement. The intangible assets acquired in the Combination, including developed technology, customer contracts and assembled workforce, were primarily related to the interactive media services offerings. The assessment of recoverability was performed pursuant to SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of."

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


(5)      RESTRUCTURINGS

In fiscal year 2002, as a result of the Company's decision to exit the interactive media services market and in response to the downturn in the economy, the Company adopted several restructuring plans. The Company continued to reduce its workforce in fiscal years 2003 and 2004 in an effort to reduce operating costs and increase efficiencies.

FY02 Q2 Restructuring

On May 10, 2001, the Company announced it was restructuring its business operations in response to the downturn in the economy and in conjunction with the integration of the IMS division's operations following the Combination. The restructuring resulted in a reduction of Convera's total workforce by 22 employees, including 17 individuals from the Company's engineering group and five individuals from the business development group. As part of this restructuring, the Company also reduced the number of independent contractors that were working on behalf of the Company by approximately 40 contractors and reduced the amount of space to be used in certain of the Company's leased facilities. As a result, the Company recorded a restructuring charge of $2,933. The restructuring charge included approximately $458 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $409 for employee termination costs and approximately $2,066 related to future facility losses for the idle portion of a facility resulting from the restructuring activities. A non-cash accrual adjustment was made in fiscal year 2003 as costs related to employee terminations were less than originally estimated. As of January 31, 2004, payments related to employee severance and contractual obligations have been paid in full. A non-cash charge related to the write-down of the non-idle portion of facility improvements to their net realizable value was recorded during the second quarter of fiscal year 2002. The Company expects to settle the remaining accrual of $471 related to facility closings over the term of the related facility lease, which is through February 2006.

FY02 Q3 Restructuring

On October 3, 2001, the Company announced an additional restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, Convera RetrievalWare(R) and Convera Screening Room(R). The Company also announced that it was eliminating operations supporting the digital content security and interactive services business units and closing offices in Hillsboro, Oregon and Lafayette, Colorado. As a result of the restructuring in the third quarter of fiscal year 2003, Convera's total workforce was reduced by an additional 66 employees, including 44 employees from the engineering group, 13 from the professional services and training groups, seven from the general and administrative group and two from the marketing group.

As a result of the restructuring plan, the Company recorded restructuring charges in the third quarter of fiscal year 2003 of $5,195. The restructuring charges include approximately $880 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1,169 for employee termination costs and approximately $3,146 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado. A non-cash accrual adjustment was made in fiscal year 2003 as costs related to employee terminations were less than originally estimated. As of January 31, 2004 payments related to employee severance and contractual obligations have been paid in full. A non-cash charge representing the balance of the write-down of facility improvements to their net realizable value was recorded during the third quarter of fiscal year 2002. A non-cash charge of approximately $200 relating to the write-down to their net realizable value of capitalized assets no longer in use was recorded during the second quarter of fiscal year 2003, related to the fiscal year 2002 third quarter restructuring. The Company expects to settle the remaining accrual of $1,036 related to facility closings over the term of the related facility lease, which is through February 2006.

FY03 Q1 Restructuring

On February 22, 2002, the Company announced that it was aligning its operations around key vertical markets. In connection with this reorganization, the Company reduced its workforce by 61 employees worldwide, including 24 individuals from the engineering group, 16 from the sales group, 13 from the professional services group, six from the marketing group and two from the general and administrative group. As a result, the Company recorded a restructuring charge of approximately $1,027 related to employee severance costs. As of January 31, 2004 the balance of employee related severance costs has been paid in full.

FY03 Q2 Restructuring

On May 22, 2002, the Company announced a reduction in force in the continued effort to streamline operations. As a result of this action, Convera's total workforce was reduced by 42 employees, including 15 from the sales group, seven individuals from the engineering group, seven from the professional services group, seven from the marketing group and six from the general and administrative group. The Company recorded a restructuring charge in the second quarter of fiscal year 2003 of $1,043 related to employee severance costs. The balance of these employee related severance costs has been paid in full as of January 31, 2004.

FY03 Q4 Restructuring

During the fourth quarter of fiscal year 2003, the Company adopted a restructuring plan in its continued effort to align its operations around key vertical markets and to streamline operations. As a result of this restructuring plan, the Company reduced its workforce by a total of 12 employees, including eight from the sales group, one from the engineering group and three from the professional services group. The Company recorded restructuring charges of approximately $448 related to employee severance costs for the quarter ended January 31, 2003. Severance costs related to this restructuring plan have been paid in full as of January 31, 2004.

FY04 Q1 Restructuring

During the first quarter of the fiscal year 2004, the Company adopted a restructuring plan in its continued effort to make operations more efficient. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the general and administrative group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $325 related to terminated employee severance costs. Severance costs related to this restructuring have been paid in full as of January 31, 2004.

FY04 Q2 Restructuring

In the second quarter of fiscal year 2004, the Company announced an additional reduction in force. As a result of this action, the Company reduced its workforce by 17 employees worldwide, including nine individuals from the engineering group, three from the sales group, three from the professional services group and two from the marketing group. The Company recorded a restructuring charge of $295 related to severance costs for terminated employees. As of January 31, 2004 the balance of employee related severance costs has been paid in full.

The following table sets forth a summary of all of the restructuring plans implemented by the Company since May 2001. Each plan includes a summary of the restructuring charges, the payments made against those charges, non-cash adjustments made and the remaining restructuring liability as of January 31, 2004:


---------------------------------------------------------------------------------------------------------------------
                                        Employee        Estimated costs of      Contractual
Restructuring Plan                 termination costs    facilities closing      obligations             Total
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
   FY02 Q2 Accruals                    $     409          $     2,066          $       458          $     2,933
   FY02 payments                            (332)                (241)                (458)              (1,031)
   FY02 Non-cash adjustment(a)               -                   (796)                   -                 (796)
                                        ---------          ------------        -------------         -------------
   Balance 1/31/02                            77                1,029                    -                1,106
   FY03 payments                                                 (291)                   -                 (291)
   FY03 Non-cash adjustment(a)               (77)                   -                    -                  (77)
                                        ---------          ------------        -------------         -------------
   Balance 1/31/03                                                738                    -                  738
   FY04 payments                                 -               (267)                   -                 (267)
                                         ---------          ------------        -------------         -------------
   Balance 1/31/04                     $         -          $     471          $         -           $       471
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
   FY02 Q3 Accruals                    $     1,169          $     3,146          $       880          $     5,195
   FY02 payments                            (1,030)                (118)                (430)              (1,578)
   FY02 Non-cash adjustment(a)                 -                   (973)                  -                  (973)
                                        ---------          ------------        -------------         -------------
   Balance 1/31/02                             139                2,055                  450                2,644
   FY03 payments                               (36)                (435)                (130)                (601)
   FY03 Non-cash adjustment(a)                (103)                (245)                  -                  (348)
                                        ---------          ------------        -------------         -------------
   Balance 1/31/03                             -                  1,375                  320                1,695
   FY04 payments                               -                   (339)                (320)                (659)
                                        ---------          ------------        -------------         -------------
   Balance 1/31/04                     $       -            $     1,036          $         -          $     1,036
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
   FY03 Q1 Accruals                    $     1,027          $       -          $         -          $       1,027
   FY03 payments                            (1,027)                 -                    -                 (1,027)
                                        ---------          ------------        -------------         -------------
   Balance 1/31/03                     $       -          $         -          $         -          $           -
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
   FY03 Q2 Accruals                    $     1,043          $         -          $         -          $     1,043
   FY03 payments                            (1,043)                   -                    -               (1,043)
                                        ---------          ------------        -------------         -------------
   Balance 1/31/03                     $         -          $         -          $         -          $         -
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
   FY03 Q4 Accruals                    $       448          $         -          $         -          $       448
   FY03 payments                               (61)                   -                    -                  (61)
                                        ---------          ------------        -------------         -------------
   Balance 1/31/03                             387                   -                    -                   387
   FY04 payments                              (387)                  -                    -                  (387)
                                        ---------          ------------        -------------         -------------
   Balance 1/31/04                     $        -          $         -          $         -          $        -
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
   FY04 Q1 Accruals                    $       326          $        -          $        -          $         326
   FY04 payments                              (326)                  -                   -                   (326)
                                         ----------         -----------          -----------          --------------
   Balance 1/31/04                     $         -          $        -          $        -          $          -
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
   FY04 Q2 Accruals                    $       295          $       -          $       -          $           295
   FY04 payments                              (295)                 -                  -                     (295)
                                        ---------          ------------        -------------         -------------
   Balance 1/31/04                     $         -          $         -          $         -          $        -
---------------------------------------------------------------------------------------------------------------------

(a) Non-cash charges represent the write-down of facility improvements included in the estimated costs of facilities closings and adjustments to the restructuring accrual, as costs related to employee terminations were less than originally estimated.

The Company paid an aggregate of approximately $1,934, $3,023 and $2,609 against the restructuring reserve in the fiscal years ended January 31, 2004, 2003, and 2002, respectively. As of January 31, 2004, unpaid amounts of $620 and $887 have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet.


(6)      INCENTIVE BONUS PAYMENTS

Specified former Intel employees who became Convera employees and remained employed through September 30, 2002 received payments representing the excess of the calculated aggregate gain they would have realized on forfeited Intel stock options that would have vested between 2002 and 2005, based on the fair value of Intel shares at a fixed date prior to the closing of the Combination, over the calculated aggregate gain on Convera stock options as of September 30, 2002. The incentive bonus payments were fully expensed as of January 31, 2003. The Company made payments of $438 related to these incentive bonuses in the fiscal year 2003, and the remaining $876 was paid out in fiscal year 2004. In fiscal year 2002, the Company paid approximately $5,422 in bonuses to specified former employees of Intel that remained employed by Convera as of April 30, 2001. These bonus payments were funded through an additional capital contribution from Intel. The bonus amounts were contingent upon the former Intel employees' continued employment at Convera, and the Company recorded the majority of this bonus in operations in the first quarter of fiscal year 2002.


(7)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at January 31, 2004 and 2003 consisted of the following:

                                                     2004           2003

 Computer equipment                                $  10,713      $  10,174
 Office furniture                                      3,059          2,904
 Leasehold improvements                                  679            671
                                                   ----------     ----------
                                                      14,451         13,749
 Less accumulated depreciation                       (12,692)       (10,843)
                                                   ----------     ----------
                                                  $    1,759     $    2,906
                                                  ==========     ===========
Equipment and leasehold improvements are added at cost. Depreciation is calculated on the straight-line method over three years for computer equipment, five years for office furniture and over the life of the related lease for leasehold improvements. Depreciation expense for fiscal years 2004, 2003 and 2002 was $1,660, $2,258 and $2,294, respectively.


(8)      GOODWILL AND OTHER INTANGIBLE ASSETS

Net goodwill and other acquisition-related intangibles at fiscal year ends were as follows:

                                                        2004           2003

    Goodwill                                      $   2,275       $   2,268

    Developed technologies                        $   1,346       $   1,346
    Less accumulated amortization                      (511)           (242)
                                                   ----------     ----------
                                                  $     835       $   1,104
                                                   ==========     ==========
                                      F-17

Amortization expense for fiscal years 2004, 2003 and 2002 was $269, $242 and $98, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2005 - $269; 2006 - $269; 2007 - $269; and 2008 - $28; and
2009 - none.

The Company's fiscal year 2002 results of operations do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on February 1, 2001, the net loss and basic and diluted net loss per common share would have been the adjusted amounts indicated below:

                                       Fiscal year ended January 31, 2002
                                                            Net loss per
                                                         basic and diluted
                                        Net loss            common share
 As reported                        $     (910,509)          $     (20.08)
 Add goodwill amortization                     118                  (0.00)
                                       -------------         -------------
 Adjusted                           $     (910,391)          $     (20.08)
                                     ===============         =============

Goodwill amortization is nondeductible for tax purposes.


(9)      ACCRUED EXPENSES

Accrued expenses at January 31, 2004 and 2003 consisted of the following:

                                                     2004           2003
  Accrued payroll                               $   1,420       $   1,006
  Accrued facility costs                            1,625           4,007
  Accrued consulting fees                               -             917
  Other                                             1,048           1,290
                                                ---------        ---------
                                               $    4,093      $    7,220
                                               ==========      ===========

(10)     INCOME TAXES

The Components of the benefit from income taxes are as follows:

                                    For the Fiscal Years Ended January 31,
                          ----------------------------------------------------
                                2004               2003             2002
                          ----------------  ----------------  ----------------

  Current tax benefit
     Federal                   $   -            $   -         $       -
     State                         -                -                 -
                             -----------        -----------     --------------
                               $   -            $   -         $       -
  Deferred tax benefit
                            -----------        -----------     --------------
     Federal                   $   -            $   -          $   4,006
     State                         -                -                446
                            -----------        -----------     --------------
                               $   -            $   -         $    4,452
                            -----------        -----------     --------------

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of:

                                                    For the Fiscal Years Ended January 31,
                                     ---------------------------------------------------------------------
                                             2004                    2003                    2002
                                     ----------------------  ----------------------  ---------------------

  Federal benefit at statutory rate   $     (6,321)   (35)%   $    (10,048)   (35)%   $  (320,236)   (35)%
  Effect of:
  State benefits, net of federal              (542)    (3)%         (1,039)    (3)%        (6,022)    (1)%
  benefits
  Goodwill                                       -      0 %              -      0 %       266,193     21 %
  Other                                        163      1 %            733      2 %             -      0 %
  Valuation allowance                        6,700     37 %         10,354     36 %        55,613     15 %
                                        ----------              ------------            -----------
  Net deferred tax assets             $        -        0 %   $        -        0 %   $    (4,452)     0 %
                                        =========               ============            ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company's net deferred tax assets at January 31, 2004 and 2003 were as follows:

                                                                  2004              2003
                                                              --------------    -------------
                                                              --------------    -------------
        Deferred tax assets:
        Net operating loss carryforwards,
           not yet utilized                                    $  58,663         $  54,309
        Restructuring reserve                                        586             1,097
        Other                                                     13,418            10,561
                                                             ------------        ----------
        Total deferred tax assets                                 72,667            65,967
        Valuation allowance                                      (72,667)          (65,967)
                                                             ------------        ----------
        Net deferred tax assets                                $    -         $         -
                                                             ============       ===========

At January 31, 2004, the Company had net operating loss carryforwards ("NOLs") of approximately $153,565 that expire at various dates through fiscal year 2024. The use of these NOLS may be limited by Section 382 of the Internal Revenue Code as a result of the Combination. Approximately $12,500 of the NOLs relate to stock option exercises, and $10,996 and $381 relate to UK and Canada operations, respectively. The tax benefit associated with the stock option exercises will be credited to equity when and if realized.

As of January 31, 2004, the Company had deferred tax assets which are primarily related to NOL carryforwards generated by the Company. As the Company has not generated earnings and no assurance can be made of future earnings needed to utilize these NOLs, a valuation allowance in the amount of the deferred tax asset has been recorded.


(11)     CAPITALIZATION

The authorized capital stock of Convera consists of 100 million shares of Class A voting common stock, par value $0.01 per share, 40 million shares of Class B non-voting common stock, par value $0.01 per share, and five million shares of cumulative convertible preferred stock, par value $0.01 per share.

In the second quarter of fiscal year 2004, the Company completed a private placement of 4,714,111 shares (the "Shares") of its common stock to a group of unaffiliated institutional investors. The Company sold the Shares at a purchase price of $3.60 per share, resulting in proceeds to the Company of approximately $16,971. In connection with this private placement, the Company has incurred expenses of approximately $946, which have been recorded in equity as an offset against the proceeds. The Company will continue to use the net proceeds to finance ongoing operations and for general corporate purposes, including potential acquisitions. Allen & Company LLC, a company affiliated with the majority shareholder, acted as placement agent for the private placement and was paid a commission of 5%, which is included in the offering expenses above.

During fiscal year 2002, the Company announced a stock repurchase program whereby the Company may repurchase up to $10 million of the Company's common stock in the open market, through block trades or in privately negotiated transactions. The timing and amount of any shares repurchased are determined by the Company's management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. There have been no repurchases under this program.

Stock Repurchases

During the fourth quarter of the fiscal year ended January 31, 2002, the Company purchased 4,746,221 shares of Class A common stock from NBA Media Ventures, LLC ("NBA"), representing the entirety of its holdings, for $11 million, or $2.31 per share. The Company also purchased a total of 15,000,000 shares of common stock, consisting of 2,792,962 shares of Class A voting common stock and 12,207,038 shares of Class B non-voting common stock, from Intel Corporation for $42,000, or $2.80 per share. The entirety of the Class B shares and all but 1,000,000 shares of the Class A common stock that was repurchased were retired in the fourth quarter of fiscal year 2002. The 1,000,000 shares of treasury stock relate to shares reserved for issuance under the Company's Employee Stock Purchase Plan and were recorded as a $2,310 reduction to shareholders' equity in the Company's consolidated balance sheets as of January 31, 2002.

In January 2002, Allen Holding, Inc., together with Herbert A. Allen and Allen & Company Incorporated, its wholly owned subsidiary, purchased the remaining 12,156,422 shares of Convera Class A common stock held by Intel. As a result, Allen Holding, Inc. and certain related parties owned more than 50% of the outstanding shares of Convera Class A common stock as of January 31, 2004.


(12)     NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

                                                             For the Fiscal Years Ended January 31,
                                                   -----------------------------------------------------------
                                                         2004                2003                 2002
                                                   -----------------   ------------------   ------------------
Numerator:
Net loss.......................................     $     (18,059)       $     (29,071)      $    (910,509)
                                                   =================   ==================   ==================

Denominator:
Weighted average number of common shares
outstanding - basic and diluted................        31,486,032            28,854,291         45,348,739

Basic and diluted net loss per common share....     $       (0.57)       $       (1.01)      $      (20.08)

The  following  equity  instruments  were not  included in the  computation  of diluted  net loss per common  share because their effect would be antidilutive:

                                                             For the Fiscal Years Ended January 31,
                                                   -----------------------------------------------------------
                                                         2004                2003                 2002
                                                   -----------------   ------------------   ------------------

Stock options..................................           199,901               22,654           1,399,512
Deferred stock.................................            40,694                    -                   -
Stock warrants.................................            71,551                    -                   -


(13)     EMPLOYEE BENEFIT PLANS

Stock Options

The Convera 2000 stock option plan authorizes the granting of stock options and other forms of incentive compensation to purchase up to 11.25 million shares of the Company's Class A common stock in order to attract, retain and reward key employees. In addition, at the closing of the Combination, Convera assumed Excalibur's existing stock option plans. The plans are administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options and other stock based compensation pursuant to the plans and the terms and option exercise prices of the stock options. Of the total number of shares authorized for stock based compensation, options or warrants to purchase 7,339,067 shares and 1,300,000 deferred shares were outstanding as of January 31, 2004. The Company had a total of 4,662,635 shares of Class A common stock reserved for the issuance of warrants, deferred shares and options under the plans as of January 31, 2004.

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

During the second quarter of the fiscal year ended January 31, 2002, the Company announced a voluntary stock option exchange program (the Offer) for its employees and directors. Under this program, existing option holders had the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date. The Offer was open until 12:00 AM Eastern Time on July 9, 2001 (the Expiration Date). Any option holder electing to participate in the exchange program was also required to exchange any options granted to him or her during the six months preceding the Expiration Date, and to not receive any additional option grants until the replacement grant date. A total of 7,241,569 options were surrendered for exchange under this program. On January 14, 2002 (the Replacement Grant Date), the Company granted a total of 6,248,247 shares of the replacement options at $4.38 per share. The exercise price of the replacement options was equal to the closing sale price of the Company's common stock on the NASDAQ National Market on the business day preceding the Replacement Grant Date. The exchange program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and did not result in any additional compensation charges or variable plan accounting.

The following table summarizes the Company's activity for all of its stock option awards:

                                                                                          Weighted-Average
                                           Number of Options   Range of Exercise Prices    Exercise Price
         Balance, January 31, 2001                9,674,420         $ 1.04 -67.19              $ 19.09
         Granted                                  8,711,497           2.34 -18.81                 4.71
         Exercised                                  (28,150)          4.75 -15.00                 8.24
         Canceled                                (8,873,458)          3.80 -67.19                19.24
                                                ------------          ---  -----              --------
         Balance, January 31, 2002                9,484,309         $ 1.04 -59.75              $  5.77
                                                ===========           ===  =====              ========
         Granted                                  1,413,400           1.41 - 4.20                 3.64
         Exercised                                  (10,810)          1.04 - 2.07                 1.26
         Canceled                                (2,073,245)          1.41 -59.75                 6.43
                                                ------------          ---  -----              --------
         Balance, January 31, 2003                8,813,654         $ 1.45 -52.75              $  5.25
                                                ===========           ===  =====              ========
         Granted                                    480,310           3.40 - 4.95                 4.09
         Exercised                                  (61,016)          1.70 - 4.75                 4.11
         Canceled                                (2,031,592)          2.43 -39.63                 5.02
                                                ------------          ---  -----              --------
         Balance, January 31, 2004                7,201,356         $ 1.45 -52.75              $  5.24
                                                ===========           ===  =====              ========

Options to purchase 4,830,097, 4,734,479 and 3,622,523 shares of the Company's common stock were vested and exercisable at January 31, 2004, 2003 and 2002, respectively, at weighted-average exercise prices of $5.64, $5.76 and $6.36 per share, respectively.

The following table summarizes additional information about stock options outstanding at January 31, 2004:

                                              Options Outstanding                      Options Exercisable
                                   -------------------------------------------     ----------------------------
                                                  Weighted-Average
                                                    Remaining
                                                   Contractual   Weighted-Average                Weighted-Average
                                     Number of        Life        Exercise            Number       Exercise
       Range of Exercise Prices       Options                       Price          Exercisable       Price
       $   1.45 to  $ 4.20           1,905,504       8.39 years    $   3.73            655,492     $   3.77
       $   4.23 to  $ 4.38           3,929,887       6.88              4.38          2,962,916         4.38
       $   4.42 to  $ 6.75             701,329       3.31              4.93            614,801         4.95
       $   7.00 to  $15.50             356,886       4.36              9.00            335,790         8.98
       $  20.52 to  $52.75             307,750       5.33             21.84            261,098        21.92
                                     ---------       -----            -----         ----------     ---------
                                     7,201,356       6.74 years    $   5.24          4,830,097     $   5.64
                                     ========        =====            =====         ==========     =========


Employee Stock Purchase Plan

The Company's employee stock purchase plan ("ESPP") is available for all active employees and provides that participating employees may purchase common stock each plan quarter at a purchase price equal to the lesser of 85% of the closing price on the date of purchase or 85% of the closing price on the date of grant. Payment for the shares is made through authorized payroll deductions of up to 10% of eligible annual compensation.

Of the 250,000 shares of Class A common stock that were reserved for issuance thereunder, 73 and 152,778 shares were purchased by employees in fiscal years 2003 and 2002, respectively.

During the fourth quarter of the fiscal year ended January 31, 2002, the Convera shareholders approved an amendment to the ESPP authorizing an additional 1,000,000 shares to be reserved for issuance under the plan. These shares were included as treasury stock as of January 31, 2002 and are released from the treasury as employees purchase the shares through the ESPP. During the fiscal years 2004 and 2003, 63,898 and 122,845 shares were purchased by the employees, respectively, leaving 813,257 shares in treasury as of January 31, 2004.

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

For the fiscal years ended January 31, 2004, 2003 and 2002, the Company contributed approximately $477, $560 and $760, respectively, to the employee savings plan.


(14)     COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations using leased office facilities. The leases terminate at various dates through fiscal year 2008 with options to renew. Certain leases provide for scheduled rent increases and obligate the Company to pay shared portions of the operating expenses such as taxes, maintenance and repair costs. The Company also has operating leases for equipment and its foreign subsidiary has operating leases for automobiles that are included in the figures below. Future minimum rental payments under non-cancelable operating leases as of January 31, 2004 are as follows:


                             Year Ending
                             January 31,
                                 2005                        $     3,119
                                 2006                              1,662
                                 2007                                815
                                 2008                                 63
                                                       -        ---------
                                                             $     5,659
                                                                =========

Total rental expense under operating leases was approximately $2,982, $3,174 and $3,604 in fiscal years 2004, 2003 and 2002, respectively.

Contingencies

On November 1, 2001, DSMC, Incorporated ("DSMCi") filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi's trade secrets, and engaged in civil conspiracy with the NGT Library, Inc. ("NGTL"), an affiliate of the National Geographic Society, to obtain access to DSMCi's trade secrets, and was unjustly enriched by the Company's alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. NGTL intervened in the litigation as a co-defendant with Convera, and filed counterclaims against DSMCi. Convera moved to compel arbitration of DSMCi's claims; the District Court denied the motion, and Convera filed an interlocutory appeal. The D.C. Circuit, in November 2003, ruled that it did not have jurisdiction to consider the appeal. The litigation is now in the discovery phase in the District Court. The Company continues to investigate the allegations and at this time believes that they are without merit.

From time to time, the Company is a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including that noted above. The Company believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse affect on its financial position, operations or cash flow. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions or future actions be unfavorable, Convera's financial position, operations and cash flows could be materially and adversely affected.

(15)     SEGMENT REPORTING

The Company is principally engaged in the design, development, marketing and support of enterprise search, retrieval and categorization solutions. Substantially all of the Company's revenues result from the sale of the Company's software products and related services. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software. The Company's chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.


Operations by Geographic Area

The following table presents information about the Company's operations by geographical area:


                                            Fiscal Years Ended January 31,
                                  ----------------------------------------------------
                                        2004              2003             2002
  Sales to customers:
     United States                  $    21,896       $    15,343      $    24,894
     United Kingdom                       2,815             3,958            5,738
     All Other                            4,540             4,313            3,596
                                      ---------         ---------          -------
                                    $    29,251       $    23,614      $    34,228
                                      =========         =========          =======
  Long-lived assets:
     United States                  $     6,671       $     8,706      $     7,501
     All Other                              423               726              707
                                      ---------         ---------          -------
                                    $     7,094       $     9,432      $     8,208
                                      =========         =========          =======

Major Customers

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $15,200 $6,400 and $4,900, respectively, in the fiscal years ended January 31, 2004, 2003 and 2002. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 52%, 27% and 14%, respectively. For the fiscal year ended January 31, 2004 one customer accounted for approximately 12% of the Company's total revenues. For the fiscal years ended January 31, 2003 and 2002, no individual customer accounted for more than 10% of the Company's total revenues.


(16)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                               For the Fiscal Years Ended January 31,
                                                         ----------------------------------------------------
                                                               2004              2003              2002
Supplemental Disclosures of Non-cash Investing and
Financing Activities:
   Retirement of common stock                                  $  -              $ -             (50,690)
   Issuance of common stock for acquisition of
   Semantix assets                                                -               3,407
   Stock options exercised under deferred compensation
     arrangements                                                25                -                 -

                                      F-24

(17)     SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                           1st Quarter        2nd Quarter       3rd Quarter       4th Quarter
   2004:
   Revenues...........................     $   6,960     $       7,613    $       8,697       $      5,981
   Gross margin.......................         4,650             5,213            6,832              3,986
   Operating loss....................         (5,948)           (5,167)          (3,345)            (6,149)
   Restructuring charges.............            326               295               -                  -
   Other income......................            -                 -                 -                2,363
   Net loss..........................         (5,897)           (5,117)          (3,301)            (3,744)

   Basic and diluted loss per common
     share..........................       $   (0.20)    $       (0.18)     $       (0.10)    $      (0.11)
   2003:
   Revenues.........................       $    6,293    $       5,036      $      6,250      $       6,035
   Gross margin.....................            3,180            2,435             3,558              3,744
   Operating loss...................           (9,837)          (9,154)           (6,270)            (4,446)
   Restructuring charges............              847            1,043                -                 447
   Net loss.........................           (9,610)          (8,995)           (6,130)            (4,336)

   Basic and diluted loss per common
     share..........................       $    (0.34)    $      (0.31)     $       (0.21)    $      (0.15)

The gross margins reported on Form 10-Q for the first three quarters of fiscal years 2004 and 2003 differ from the amounts reported in the table above. This is due to a reclassification of amortization of acquired developed technology, previously reported in operating expenses, to cost of revenues. The table below compares the amounts reported previously on Forms 10-Q with the reclassified amounts reported herein.

----------------------------------------------------------

                                                              1st Quarter       2nd Quarter       3rd Quarter
2004:
   Gross margin as reported on Form 10-Q......              $    4,717         $  5,281          $   6,899
   Amortization of developed technology.......                     (67)             (68)               (67)
                                                             ----------         ---------        -----------
   Gross margin as reclassified...............              $    4,650         $  5,213          $   6,832

2003:
   Gross margin as reported on Form 10-Q......              $   3,220          $  2,502          $  3,625
   Amortization of developed technology.......                    (40)              (67)              (67)
                                                             ----------         ---------        -----------
   Gross margin as reclassified...............              $   3,180          $  2,435          $  3,558

The Company calculated earnings per share on a quarter-by-quarter basis in accordance with GAAP. Quarterly earnings per share figures may not total earnings per share for the year due to the weighted average number of shares outstanding.