Form 10-K/A
period 2004-01-31
CONVERA CORP
filed 2004-06-09
CIK 1125536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate  by check  mark  whether  the  registrant  is an  accelerated  filer as defined  in Rule  12b-2 of the
Securities Exchange Act of 1934.  Yes   __                    No |X|
                                                                 ----

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


                     The Index to Exhibits begins on Page 35

                               CONVERA CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

                                TABLE OF CONTENTS
                                                                            Page

                                     PART I

Item 1.           Business.....................................................1

Item 2.           Properties..................................................15

Item 3.           Legal Proceedings...........................................15

Item 4.           Submission of Matters to a Vote of Security Holders.........15

                                     PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder
                  Matters and Issuer Purchases of Equity Securities...........16

Item 6.           Selected Financial Data.....................................17

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................18

Item 7A.          Quantitative and Qualitative Disclosures About .............32
                  Market Risk

Item 8.           Financial Statements and Supplementary Data.................32

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................32

Item 9A.          Controls and Procedures.....................................32

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant..........33

Item 11.          Executive Compensation .....................................33

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters .................33

Item 13.          Certain Relationships and Related Transactions..............33

Item 14.          Principal Accounting Fees and Services......................33

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.................................................34

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




The following table sets forth, as of January 31, 2004, information with respect to the Company's equity compensation plans:


                                                Number of                                    Number of Securities
                                            Securities to be        Weighted-Average       Remaining Available for
                                          Issued Upon Exercise      Exercise Price of       Future Issuance Under
                                             of Outstanding       Outstanding Options,    Equity Compensation Plans
                                          Options, Warrants and    Warrants and Rights      (excluding securities
                                                 Rights                    (1)             reflected in column (a))
               Plan Category                       (a)                     (b)                       (c)
               -------------                       ---                     ---                       ---
    Equity compensation plans approved
    by security holders:
    1.  Convera Stock Option Plan                8,639,067                 $5.18                      4,662,635
    2.  Convera Employee Stock
            Purchase Plan                                -                     -                        813,257
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


---------------------------------------------------------------------------------------------------------------------------
                                                                    Fiscal Years Ended January 31,
                                                  2004              2003             2002           2001            2000
                                                  ----              ----             ----           ----            ----
Statement of Operations Data:                                   (in thousands, except per share data)

Revenues................................    $      29,251     $      23,614    $     34,228    $    51,522     $   37,934

Cost of revenues........................            8,570            10,697          22,307         18,080          6,867
                                            ---------------   ---------------  --------------  -------------   ------------

Gross margin............................           20,681            12,917          11,921         33,442         31,067
                                            ---------------   ---------------  --------------  -------------   ------------

Operating expenses:
   Sales and marketing..................           18,124            20,018          33,747         22,591         16,210
   Research and product development.....           11,981            11,639          22,500         12,722          9,456
   General and administrative...........           10,564             8,642          10,214          6,279          5,402
   Amortization of goodwill (3).........                -                 -          86,291         13,594            118
   Amortization of other intangible
     assets (3).........................                -                 -           9,088          1,606              -
   Incentive bonus payments to employees                -              (138)          6,681              -              -
   Restructuring charges................              621             2,337           8,128              -              -
   Reduction in goodwill................                -                 -         675,896              -              -
   Reduction in other long-lived assets.                -                 -          78,528              -              -
   Acquired in-process research and
     development........................                -               126               -            800              -
                                            ---------------   ---------------  --------------  -------------   ------------
                                                   41,290            42,624         931,073         57,592         31,186
                                            ---------------   ---------------  --------------  -------------   ------------

Operating loss..........................          (20,609)          (29,707)       (919,152)       (24,150)          (119)

Other income, net.......................            2,550               636           4,191          1,368            250
Write-off of investment in affiliate....                -                -                -              -           (471)
                                            ---------------   ---------------  --------------  -------------   ------------


Net loss before income taxes............          (18,059)          (29,071)       (914,961)       (22,782)          (340)


Income tax benefit......................                -                -            4,452              -              -
                                            ---------------   ---------------  --------------  -------------   ------------
Net loss................................          (18,059)          (29,071)       (910,509)       (22,782)          (340)

Dividends on cumulative, convertible
preferred stock.........................                -                -                -             10             14
                                            ---------------   ---------------  --------------  -------------   ------------
Net loss applicable to common stock.....    $     (18,059)    $     (29,071)   $   (910,509)   $   (22,792)    $     (354)
                                            ===============   ===============  ==============  =============   ============
                                            ===============   ===============  ==============  =============   ============
Net loss per common share - basic and       $         (0.57)  $       (1.01)   $     (20.08)  $      (1.22)   $     (0.02)
   diluted..............................
Weighted-average number of common shares
   outstanding - basic and diluted......           31,486            28,854          45,349         18,714         14,282



Balance Sheet Data (1) (at end of period)


period(1):
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

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for each of the three fiscal years in the period ended January 31, 2004 (dollars in thousands):


------------------------------ -------------------------------------------------------------------- --- --------- --- ---------


                                                                                                        Increase      Increase
                                               Components of Revenue and Expenses                       (Decrease)    (Decrease)
                                                                                                          from          from
                                                 Fiscal years ended January 31,                          2003 to       2002 to
                                      2004                    2003                     2002               2004          2003
Revenues:                          $          %            $          %             $         %            %             %
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
    License                      $18,322       63%       $13,062       55%        $24,187      71%           40%          (46)%
    Professional services          4,338       15%         4,018       17%          2,553       7%            8%           57%
    Maintenance                    6,591       22%         6,534       28%          6,509      19%            1%            0%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
                                  29,251      100%        23,614      100%         33,249      97%           24%          (29)%
    Interactive services               -        -              -        -             979       3%            -          (100)%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
      Total revenues             $29,251      100%       $23,614      100%        $34,228     100%           24%          (31)%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------

Expenses:
   Cost of license revenue        $1,822        6%        $3,485       15%         $8,857      26%          (48)%         (61)%
    Cost of professional
     services revenue              4,715       16%         5,446       23%          7,511      22%          (13)%         (27)%
    Cost of maintenance
     revenue                       2,033        7%         1,766        7%          1,979       6%           15%          (11)%
    Cost of interactive
     services revenue                  -        -              -        -           3,960      12%            -          (100)%
    Sales & marketing             18,124       62%        20,018       85%         33,747      99%          (10)%         (41)%
   Research and product
      development                 11,981       41%        11,639       49%         22,500      66%            3%          (48)%
   General and administrative     10,564       36%         8,642       37%         10,214      30%           22%          (15)%
   Amortization of goodwill            -        -              -        -          86,291     252%           -          (100)%
   Amortization of other
      intangible assets                -        -              -        -           9,088      26%           -          (100)%
   Incentive bonus payments
      to employees                     -        -           (138)      (1)%         6,681      19%        (100)%        (102)%
   Restructuring charges             621        2%         2,337       10%          8,128      24%         (73)%         (71)%
   Reduction in goodwill               -        -              -        -         675,896    1975%           -          (100)%
   Reduction in other
      long-lived assets                -        -              -        -          78,528     229%           -          (100)%
   Acquired in-process
      research and
      development                      -        -            126        1%              -       -         (100)%         100%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
      Total expenses             $49,860      170%       $53,321      226%       $953,380    2785%          (6)%         (94)%
                               ----------- --------    ----------- --------     ---------- --------     ---------     ---------
Operating loss                  $(20,609)               $(29,707)               $(919,152)                  N/A           N/A

Other income, net                  2,550                     636                    4,191
                               -----------             -----------              ----------
Net loss before income taxes    $(18,059)               $(29,071)               $(914,961)
Income tax benefit                     -                       -                    4,452
                               -----------             -----------              ----------
                               -----------             -----------              ----------
Net loss                        $(18,059)               $(29,071)               $(910,509)
                               ===========             ===========              ==========
                               ===========             ===========              ==========

------------------------------ ----------- -------- -- ----------- -------- --- ---------- -------- --- --------- --- ---------

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

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:

    Contractual Obligations                             Payments Due By Period (in thousands)
                                                                                                  2010 and
                                          Total          2005        2006-2007       2008-2009   thereafter
                                          -----          ----        ---------       ---------     --------

    Operating leases                  $    5,659    $    3,119    $      2,477    $        63              -
    Purchase obligations                     627           624               3              -              -
    Other contractual obligations          3,813         2,166           1,647              -              -
                                      ----------    ----------    ------------    -----------   ------------
          Total                       $   10,099    $    5,909    $      4,127    $        63              -


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


                                      January 31,         January 31,
                                         2004                 2003                Change
                                     --------------      ---------------      ----------------
              Cash and cash
               equivalents           $      30,530       $       10,412       $       20,118
              Investments                       71               20,054              (19,983)
                                     --------------      ---------------      ----------------
                  Total              $      30,601       $       30,466       $          135
                                     ==============      ===============      ================


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

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of Form 10-K

         1.   Financial Statements:

              The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8 and Part IV, Items 14(a) and 14(d):

              Index to Consolidated Financial Statements
              Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets
              Consolidated Statements of Operations and Comprehensive Loss Consolidated Statements of Shareholders' Equity
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

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


                                  Exhibit Index

                                                                                           Incorporated by Reference from
Exhibit No.                                 Exhibit Title                                     the Following Documents
---------                                   -------------                                  ------------------------------

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

10.12             Office Lease (2055 Gateway Place, San Jose, California),               Form 10-K, April 30, 2003
                  commencing February 1, 2003

10.13             Agreement and Release with James Buchanan, dated February 6, 2004      Form 10-K, April 30, 2004
                  and First Amendment dated March 9, 2004

10.14             Agreement and Release with Christopher Mann, dated January 7,          Form 10-K, April 30, 2004
                  2004 and First Amendment dated March 9, 2004

10.15             Settlement Agreement with Intel Corporation effective December         Form 10-K, April 30, 2004
                  23, 2003

21.01             Subsidiaries of Convera                                                Form 10-K, April 30, 2004

23.01             Consent of Independent Registered Public Accounting Firm               Filed Herewith




31.1              Certification of Chief Executive Officer pursuant to Rule              Filed Herewith
                  13a-14(a)/15d-14(a)

31.2              Certification of Chief Financial Officer pursuant to Rule              Filed Herewith
                  13a-14(a)/15d-14(a)

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

Date:  June 8, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                     Title                                     Date

  /s/Patrick C. Condo                     President, Chief  Executive                    June 8, 2004
-----------------------------             Officer and Director
     Patrick C. Condo                     (Principal Executive Officer and
                                           Principal Financial and
                                           Accounting Officer)



  /s/Ronald J. Whittier                   Chairman of the Board                          June 8, 2004
-----------------------------
     Ronald J. Whittier


  /s/Herbert A. Allen                     Director                                      June 8, 2004
-----------------------------
     Herbert A. Allen


  /s/Herbert A. Allen, III                Director                                       June 8, 2004
-----------------------------
     Herbert A. Allen, III


  /s/Stephen D. Greenberg                 Director                                       June 8, 2004
-----------------------------
     Stephen D. Greenberg

  /s/Eli S. Jacobs                        Director                                       June 8, 2004
-----------------------------
     Eli S. Jacobs


  /s/Donald R. Keough                     Director                                       June 8, 2004
-----------------------------

   Donald R. Keough


  /s/William S. Reed                      Director                                       June 8, 2004
-----------------------------
     William S. Reed


  /s/Carl J. Rickertson                   Director                                       June 8, 2004
-----------------------------
     Carl J. Rickertson


  /s/Jeffrey White                        Director                                       June 8, 2004
-----------------------------
     Jeffrey White




     Index to Consolidated Financial Statements                                               Page

     Report of Independent Registered Public Accounting Firm                                  F-1

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convera Corporation as of January 31, 2004 and January 31, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

                                                     /s/ ERNST & YOUNG LLP


McLean, Virginia
March 12, 2004

                      CONVERA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         As of January 31,
                                                                               ---------------------------------------
                               ASSETS
                                                                                    2004                    2003
                                                                               ---------------         ---------------
Current Assets:
     Cash and cash equivalents..................................               $      30,530           $      10,412
     Short term investments.....................................                          71                  20,054
     Accounts receivable, net of allowance for doubtful
          accounts of $1,793 and $1,569, respectively...........                       5,464                   6,732
     Prepaid expenses and other ................................                       2,536                   2,509
                                                                               ---------------         ---------------
           Total current assets.................................                      38,601                  39,707

Equipment and leasehold improvements, net of accumulated
     depreciation of $12,692 and $10,843, respectively..........                       1,759                   2,906
Other assets....................................................                       2,225                   3,154
Goodwill........................................................                       2,275                   2,268
Other intangible assets, net of accumulated amortization of $511 and
$242, respectively..............................................                         835                   1,104
                                                                               ---------------         ---------------
           Total assets.........................................               $      45,695           $      49,139
                                                                               ===============         ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable...........................................                       2,615                   3,069
     Accrued expenses...........................................                       4,093                   7,220
     Accrued bonuses............................................                         745                     919
     Restructuring reserve......................................                         620                   1,326
     Deferred revenues..........................................                       3,720                   2,739
                                                                               ---------------         ---------------
           Total current liabilities............................                      11,793                  15,273

Restructuring reserve, net of current portion...................                         887                   1,494
Other long-term liabilities.....................................                       1,647                       -
                                                                               ---------------         ---------------
           Total liabilities....................................                      14,327                  16,767

Commitments and Contingencies
Shareholders' Equity:
     Common stock Class A, $0.01 par value, 100,000,000 shares authorized;
         34,655,344 and 29,880,217 shares issued, respectively; 33,842,087 and
         29,003,062 shares
         outstanding, respectively..............................                         347                     299
     Treasury stock at cost, 813,257 and 877,155 shares,
             Respectively.......................................                      (1,879)                 (2,026)
     Additional paid-in capital.................................                   1,070,880               1,053,455
     Accumulated deficit........................................                  (1,036,625)             (1,018,540)
     Accumulated other comprehensive loss.......................                      (1,355)                   (816)
                                                                               ---------------         ---------------
         Total shareholders' equity.............................                      31,368                  32,372
                                                                               ---------------         ---------------
         Total liabilities and shareholders' equity.............               $      45,695           $      49,139
                                                                               ===============         ===============


                             See accompanying notes.



                      CONVERA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 (in thousands, except share and per share data)
                                                               For the Fiscal Years Ended January 31,
                                                      ---------------------------------------------------------
                                                            2004                2003                2002
                                                      ------------------  -----------------   -----------------

Revenues:
    License........................................     $      18,322       $      13,062       $      24,187
    Professional services..........................             4,338               4,018               2,553
    Maintenance....................................             6,591               6,534               6,509
                                                      ------------------  -----------------   -----------------
                                                      ------------------  -----------------   -----------------
                                                               29,251              23,614              33,249
    Interactive services...........................                 -                   -                 979

                                                         ---------------  -----------------   -----------------
                                                               29,251              23,614              34,228
                                                      ------------------  -----------------   -----------------

Cost of revenues:
    License .......................................             1,822               3,485               8,857
    Professional services..........................             4,715               5,446               7,511
    Maintenance ...................................             2,033               1,766               1,979
                                                      ------------------  -----------------   -----------------
                                                      ------------------  -----------------   -----------------
                                                                8,570              10,697              18,347
    Interactive services...........................                 -                   -               3,960
                                                      ------------------  -----------------   -----------------
                                                                8,570              10,697              22,307
                                                      ------------------  -----------------   -----------------
Gross margin                                                   20,681              12,917              11,921
                                                      ------------------  -----------------   -----------------

Operating expenses:
    Sales and marketing............................            18,124              20,018              33,747
    Research and product development...............            11,981              11,639              22,500
    General and administrative.....................            10,564               8,642              10,214
    Amortization of goodwill.......................                 -                   -              86,291
    Amortization of intangible assets..............                 -                   -               9,088
    Incentive bonus payments to employees..........                 -                (138)              6,681
    Restructuring charges..........................               621               2,337               8,128
    Reduction in goodwill..........................                 -                   -             675,896
    Reduction in other long-lived intangible assets                 -                   -              78,528
    Acquired in-process research and development...                 -                 126                   -

                                                      ------------------  -----------------   -----------------
                                                               41,290              42,624             931,073
                                                      ------------------  -----------------   -----------------

Operating loss.....................................           (20,609)            (29,707)           (919,152)

Other income, net..................................             2,550                 636               4,191
                                                      ------------------  -----------------   -----------------
Net loss before income taxes.......................           (18,059)            (29,071)           (914,961)

Income tax benefit.................................                 -                   -               4,452
                                                      ------------------  -----------------   -----------------

Net loss...........................................           (18,059)            (29,071)           (910,509)

                                                      ------------------  -----------------   -----------------
Net loss applicable to common shareholders.........     $     (18,059)      $     (29,071)      $    (910,509)
                                                      ==================  =================   =================
Basic and diluted net loss per common share........     $       (0.57)      $       (1.01)      $      (20.08)
Weighted-average number of common shares outstanding
    - basic and diluted............................        31,486,032          28,854,291          45,348,739

Comprehensive loss:
    Net loss.......................................           (18,059)            (29,071)           (910,509)
    Foreign currency translation adjustment........              (539)                (98)                (29)
                                                      ------------------  -----------------   -----------------
Comprehensive loss.................................     $     (18,598)      $     (29,169)      $    (910,538)
                                                      ==================  =================   =================

                             See accompanying notes.

                      CONVERA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)


                          Common Stock        Warrants       Treasury Stock
                          ------------        --------       --------------
                      Shares         Amount   Warrants     Shares       Amount
                      ------         ------   --------     ------       ------
Balance, January
31, 2001.........   47,534,627    $     475          -           -   $        -
Issuance of
common stock upon
exercise of
options..........       28,150            -          -           -            -
Issuance of
common stock for
Employee Stock
Purchase Plan....      152,778            2          -           -            -
Capital
contribution from
Intel............            -            -          -           -            -
Purchase and
retirement of
common stock.....   (19,746,221)       (197)         -   (1,000,000)     (2,310)
Foreign Currency
Translation
adjustment.......            -            -          -           -            -

Net loss.........            -            -          -           -            -
                    ------------ ----------- ----------- ----------    --------

Balance, January
31, 2002.........   27,969,334    $     280              (1,000,000) $   (2,310)                                 -
Stock adjustment
for previously
retired treasury
stock............    1,000,000           10          -           -            -
Issuance of
common stock upon
exercise of
options..........       10,810            -          -           -            -
Issuance of
common stock for
Employee Stock
Purchase Plan....           73            -          -           -            -
Issuance of
treasury stock
for Employee
Stock Purchase
Plan.............            -            -          -     122,845          284
Issuance of
common stock
related to
Semantix  merger.      900,000            9          -           -            -
Foreign Currency
Translation
adjustment.......            -            -                      -            -

Net loss.........            -            -                                   -
                    ------------ ----------- ----------- ---------- -----------

Balance, January
31, 2003.........   29,880,217    $     299          -    (877,155)  $   (2,026)

Private placement    4,714,111           47          -           -            -
Issuance of
common stock upon
exercise of
options..........       61,016            1          -           -            -
Issuance of
treasury stock
for Employee
Stock Purchase
Plan.............            -            -          -      63,898          147
Issuance of
warrants to third
party............            -            -    137,711           -            -
Deferred
compensation.....            -            -          -           -            -
Foreign Currency
Translation
adjustment.......            -            -          -           -            -

Net loss.........            -            -          -           -            -
                     ------------ ----------- ----------- ---------- -----------
Balance, January
31, 2004.........   34,655,344    $     347     137,711   (813,257)  $   (1,879)
                    ============ =========== =========== ========== ===========

                            See accompanying notes.

                          CONVERA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                                     Continued


                                                    Accumulated
                                                       Other
                                                      Compre-
                        Additional                    hensive
                         Paid-in        Accumulated   Income
                         Capital        Deficit        (Loss)         Total
                        ----------      -----------  ----------       -----
Balance, January
31, 2001.........    $   1,094,192   $   (78,920)  $      (689)  $  1,015,058
Issuance of
common stock upon
exercise of
options..........              232             -             -            232
Issuance of
common stock for
Employee Stock
Purchase Plan....              700             -             -            702
Capital
contribution from
Intel............            5,422             -             -          5,422
Purchase and
retirement of
common stock.....          (50,493)            -             -        (53,000)
Foreign Currency
Translation
adjustment.......                -             -           (29)           (29)

Net loss.........                -      (910,509)            -       (910,509)
                     --------------  ------------- ------------- --------------
Balance, January
31, 2002.........    $   1,050,053   $  (989,429)  $      (718)  $     57,876
Stock adjustment
for previously
retired treasury
stock............              (10)            -             -              -
Issuance of
common stock upon
exercise of
options..........               14             -             -             14
Issuance of
common stock for
Employee Stock
Purchase Plan....                -             -             -              -
Issuance of
treasury stock
for Employee
Stock Purchase
Plan.............                -           (40)            -            244
Issuance of
common stock
related to
Semantix  merger.            3,398             -             -          3,407
Foreign Currency
Translation
adjustment.......                -             -           (98)           (98)

Net loss.........                -       (29,071)            -        (29,071)
                     --------------  ------------- ------------- --------------
Balance, January
31, 2003.........    $   1,053,455   $ (1,018,540) $      (816)  $     32,372

Private placement           15,978             -             -         16,025
Issuance of
common stock upon
exercise of
options..........              250             -             -            251
Issuance of
treasury stock
for Employee
Stock Purchase
Plan.............               26           (26)            -            147
Issuance of
warrants to third
party............              383             -             -            383
Deferred
compensation.....              788             -             -            788
Foreign Currency
Translation
adjustment.......                -             -          (539)          (539)
Net loss.........                -       (18,059)            -        (18,059)
                     --------------  ------------- ------------- --------------

Balance, January
31, 2004.........    $   1,070,880   $ (1,036,625) $    (1,355)  $     31,368
                     ==============  ============= ============= ==============

                             See accompanying notes.

                                       CONVERA CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)

                                                                              For the Fiscal Years Ended January 31,
                                                                        ---------------------------------------------------
                                                                            2004               2003               2002
                                                                        ------------       -------------       ------------
Cash Flows from Operating Activities:
Net loss                                                             $    (18,059)      $    (29,071)       $    (910,509)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation............................................               1,660              2,258                2,294
     Provision for doubtful accounts.........................                  69                400                3,420
     Amortization of goodwill................................                   -                  -               86,291
     Amortization of developed technologies..................                 269                242                2,925
     Amortization of other intangible assets.................                   -                  -                9,088
     Equity compensation expense on deferred stock...........                 788                  -                    -
     Non-cash restructuring charges..........................                   -                425                1,769
     Acquired in-process research and development............                   -                126                    -
     Write off of investments................................                   -                  -                  481
     Deferred tax benefit....................................                   -                  -               (4,452)
     Reduction of goodwill...................................                   -                  -              675,896
     Reduction of other long-lived assets....................                   -                  -               78,528
Changes in operating assets and liabilities, net of effects from acquisition:
     Accounts receivable.....................................               1,481              1,812                4,256
     Prepaid expenses and other..............................                 984              2,330                 (695)
     Accounts payable, accrued expenses and accrued bonuses..
                                                                           (3,904)            (2,508)               3,206
     Restructuring reserve...................................              (1,313)            (1,112)               3,750
     Deferred revenues.......................................                 903             (1,103)                (896)
     Other long-term liabilities.............................               1,647                  -                    -
                                                                     ---------------    -- -------------    -- ------------
     Net cash used in operating activities...................             (15,475)           (26,201)             (44,648)
                                                                     ---------------    -- -------------    -- ------------

Cash Flows from Investing Activities:
     Purchase of investments.................................             (14,960)           (70,002)            (201,208)
     Proceeds from maturities of investments.................              34,942             90,036              279,923
     Purchases of equipment and leasehold improvements.......                (470)              (710)              (5,647)
     Cash acquired in acquisition of business................                   -                399                    -
     Direct acquisition costs................................                   -               (246)              (1,416)
                                                                     ---------------    -- -------------    -- ------------
     Net cash provided by investing activities...............              19,512             19,477               71,652
                                                                     ---------------    -- -------------    -- ------------

Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock, net.........                 147                244                  702
     Proceeds from the private placement.....................              16,025                  -                    -
     Proceeds from the issuance of warrants..................                 383                  -                    -
     Proceeds from the exercise of stock options.............                 251                 14                  232
     Repurchase of common stock..............................                   -                  -              (53,000)
     Capital contribution from Intel.........................                   -                  -                5,422
                                                                     ---------------    -- -------------    -- ------------
     Net cash provided by (used in) financing activities.....              16,806                258              (46,644)
                                                                     ---------------    -- -------------    -- ------------

Effect of Exchange Rate Changes on Cash......................                (725)              (750)                 207
                                                                     ---------------    -- -------------    -- ------------

Net Increase (Decrease) in Cash and Cash Equivalents.........              20,118             (7,216)             (19,433)

Cash and Cash Equivalents, beginning of year.................              10,412             17,628               37,061
                                                                     ---------------    -- -------------    -- ------------

Cash and Cash Equivalents, end of year.......................        $     30,530       $     10,412        $      17,628
                                                                     ===============    == =============    == ============

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

To the extent that a discount exists in a multiple element or "bundled" arrangement that includes a software license, the Company attributes that discount entirely to the delivered elements utilizing the residual method as described in paragraph 12 of SOP 97-2 as amended by SOP 98-9. The Company generally utilizes the residual methodology for recognizing revenue related to multi-element software agreements. Under the residual methodology, the Company recognizes the arrangement fee as follows: (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. This assumes that (a) all other applicable revenue recognition criteria in SOP 97-2 are met and (b) the fair value of all of the undelivered elements is less than the arrangement fee.

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


                                                                    2004            2003            2002
                                                                    ----            ----            ----
          Net loss, as reported                                 $  (18,059)     $  (29,071)     $ (910,509)
          Stock-based compensation, as reported                        788               -               -
          Total stock-based compensation determined under
          fair value based method for all awards                    (6,773)         (8,246)        (10,327)
                                                                -----------     -----------     -----------
          Pro forma net loss                                    $  (24,044)     $  (37,317)     $ (920,836)
                                                                ===========     ===========     ===========

          Basic and diluted net loss per common share,
          as reported                                               ($0.57)         ($1.01)        ($20.08)
          Basic and diluted net loss per common share,
          pro forma                                                 ($0.76)         ($1.29)        ($20.31)

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

Valuation Accounts

                                                                             Uncollectible
                                                                               Accounts
                                               Balance at     Charged to     Written Off,
                                              Beginning of     Costs and        Net of        Balance at
                                                 Period        Expenses       Recoveries     End of Period
                                                 ------        --------       ----------     -------------
Year Ended January 31, 2004:
   Deducted from asset accounts:
     Allowance for doubtful accounts      $      1,569   $         80     $       144      $       1,793

Year Ended January 31, 2003:
   Deducted from asset accounts:
     Allowance for doubtful accounts      $      2,115   $        400     $      (946)     $       1,569

Year Ended January 31, 2002:
   Deducted from asset accounts:
     Allowance for doubtful accounts      $      1,231   $      3,420     $    (2,536)     $       2,115


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

Pro forma information (unaudited):


                                                                    Year ended January 31,
                                                                    2003               2002
                                                                    ----               ----
       Revenues                                             $      23,625       $      34,247
       Net loss                                                   (30,104)           (913,295)
       Basic and diluted net loss per common share                  (1.04)             (19.75)



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

The following table sets forth a summary of all of the restructuring plans implemented by the Company since May 2001. Each plan includes a summary of the restructuring charges, the payments made against those charges, non-cash adjustments made and the remaining restructuring liability as of January 31, 2004:




---------------------------------------------------------------------------------------------------------------------
                                        Employee        Estimated costs of      Contractual
Restructuring Plan                 termination costs    facilities closing      obligations             Total
---------------------------------------------------------------------------------------------------------------------
   FY02 Q2 Accruals                    $       409          $     2,066          $       458          $     2,933
   FY02 payments                              (332)                (241)                (458)              (1,031)
   FY02 Non-cash adjustment(a)                   -                 (796)                   -                 (796)
                                       -----------          ------------         -----------          ------------
   Balance 1/31/02                              77                1,029                    -                1,106
   FY03 payments                  -                                (291)                   -                 (291)
   FY03 Non-cash adjustment(a)                 (77)                   -                    -                  (77)
                                       ------------         -----------          -----------          ------------
   Balance 1/31/03                -                                 738                    -                  738
   FY04 payments                                 -                 (267)                   -                 (267)
                                       -----------          ------------         -----------          ------------
   Balance 1/31/04                     $         -          $       471          $         -          $       471
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
   FY02 Q3 Accruals                    $     1,169          $     3,146          $       880          $     5,195
   FY02 payments                            (1,030)                (118)                (430)              (1,578)
   FY02 Non-cash adjustment(a)                   -                 (973)                   -                 (973)
                                       -----------          ------------         -----------          ------------
   Balance 1/31/02                             139                2,055                  450                2,644
   FY03 payments                               (36)                (435)                (130)                (601)
   FY03 Non-cash adjustment(a)                (103)                (245)                   -                 (348)
                                       ------------         ------------         -----------          ------------
   Balance 1/31/03                               -                1,375                  320                1,695
   FY04 payments                                 -                 (339)                (320)                (659)
                                       -----------          ------------         ------------         ------------
   Balance 1/31/04                     $         -          $     1,036          $         -          $     1,036
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
   FY03 Q1 Accruals                    $     1,027          $         -          $         -          $     1,027
   FY03 payments                            (1,027)                   -                    -               (1,027)
                                       ------------         -----------          -----------          ------------
   Balance 1/31/03                     $         -          $         -          $         -          $         -
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
   FY03 Q2 Accruals                    $     1,043          $         -          $         -          $     1,043
   FY03 payments                            (1,043)                   -                    -               (1,043)
                                       ------------         -----------          -----------          ------------
   Balance 1/31/03                     $         -          $         -          $         -          $         -
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
   FY03 Q4 Accruals                    $       448          $         -          $         -          $       448
   FY03 payments                               (61)                   -                    -                  (61)
                                       ------------         -----------          -----------          ------------
   Balance 1/31/03                             387                    -                    -                  387
   FY04 payments                              (387)                   -                    -                 (387)
                                       ------------         -----------          -----------          ------------
   Balance 1/31/04                     $         -          $         -          $         -          $         -
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
   FY04 Q1 Accruals                    $       326          $         -          $         -          $       326
   FY04 payments                              (326)                   -                    -                 (326)
                                       ------------         -----------          -----------          ------------
   Balance 1/31/04                     $         -          $         -          $         -          $         -
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
   FY04 Q2 Accruals                    $       295          $         -          $         -          $       295
   FY04 payments                              (295)                   -                    -                 (295)
                                       ------------         -----------          -----------          ------------
   Balance 1/31/04                     $         -          $         -          $         -          $         -
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


(7)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at January 31, 2004 and 2003 consisted of the following:


                                                                    2004           2003
                                                                    ----           ----
       Computer equipment                                         $  10,713      $  10,174
       Office furniture                                               3,059          2,904
       Leasehold improvements                                           679            671
                                                                 ----------     ----------
                                                                     14,451         13,749
       Less accumulated depreciation                                (12,692)       (10,843)
                                                                 ----------     ----------
                                                                 $    1,759     $    2,906
                                                                 ==========     ==========



Equipment and leasehold improvements are added at cost. Depreciation is calculated on the straight-line method over three years for computer equipment, five years for office furniture and over the life of the related lease for leasehold improvements. Depreciation expense for fiscal years 2004, 2003 and 2002 was $1,660, $2,258 and $2,294, respectively.


(8)      GOODWILL AND OTHER INTANGIBLE ASSETS

Net goodwill and other acquisition-related intangibles at fiscal year ends were as follows:


                                                                      2004           2003
                                                                      ----           ----
       Goodwill                                                   $   2,275       $   2,268

       Developed technologies                                     $   1,346       $   1,346
       Less accumulated amortization                                   (511)           (242)
                                                                  ----------      ----------
                                                                  $     835       $   1,104
                                                                 ===========     ===========

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

                                                          Fiscal year ended January 31, 2002

                                                                                Net loss per
                                                                             basic and diluted
                                                            Net loss            common share
                                                            --------            ------------
       As reported                                      $     (910,509)          $     (20.08)
       Add goodwill amortization                                   118                  (0.00)
                                                        --------------           -------------
       Adjusted                                         $     (910,391)          $     (20.08)
                                                       ================    ===================

Goodwill amortization is nondeductible for tax purposes.


(9)      ACCRUED EXPENSES

Accrued expenses at January 31, 2004 and 2003 consisted of the following:

                                                                     2004           2003
                                                                     ----           ----
       Accrued payroll                                          $   1,420       $   1,006
       Accrued facility costs                                       1,625           4,007
       Accrued consulting fees                                          -             917
       Other                                                        1,048           1,290
                                                                ---------       ---------
                                                               $    4,093      $    7,220
                                                               ==========      ==========


(10)     INCOME TAXES

The Components of the benefit from income taxes are as follows:



                                                           For the Fiscal Years Ended January 31,
                                                 -----------------------------------------------------------
                                                       2004                 2003                2002
                                                 ------------------  -------------------  ------------------

  Current tax benefit
     Federal                                          $       -           $       -            $       -
     State                                                    -                   -                    -
                                                      ---------           ---------            ---------
                                                      $       -           $       -            $       -
                                                      ---------           ---------            ---------
  Deferred tax benefit
     Federal                                          $       -           $       -            $   4,006
     State                                                    -                   -                  446
                                                      ---------           ---------            ---------
                                                      $       -           $       -            $   4,452
                                                      ---------           ---------            ---------

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of:



                                                    For the Fiscal Years Ended January 31,
                                     ---------------------------------------------------------------------
                                             2004                    2003                    2002
                                     ----------------------  ----------------------  ---------------------

  Federal benefit at statutory rate   $     (6,321)   (35)%   $    (10,048)   (35)%   $  (320,236)   (35)%
  Effect of:
  State benefits, net of federal              (542)    (3)%         (1,039)    (3)%        (6,022)    (1)%
  benefits
  Goodwill                                       -      0 %              -      0 %       266,193     21 %
  Other                                        163      1 %            733      2 %             -      0 %
  Valuation allowance                        6,700     37 %         10,354     36 %        55,613     15 %
                                       -----------             -----------             ----------
  Net deferred tax assets             $          -      0 %   $          -      0 %   $    (4,452)     0 %
                                       ===========             ===========             ===========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company's net deferred tax assets at January 31, 2004 and 2003 were as follows:



                                                                  2004              2003
                                                              --------------    -------------
        Deferred tax assets:
        Net operating loss carryforwards,
           not yet utilized                                    $  58,663         $  54,309
        Restructuring reserve                                        586             1,097
        Other                                                     13,418            10,561
                                                               ----------        ---------
        Total deferred tax assets                                 72,667            65,967
        Valuation allowance                                      (72,667)          (65,967)
                                                               ----------        ----------
        Net deferred tax assets                                $       -         $       -
                                                               ==========        =========


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

The following table summarizes the Company's activity for all of its stock option awards:


                                                                                          Weighted-Average
                                           Number of Options   Range of Exercise Prices    Exercise Price
         Balance, January 31, 2001                9,674,420         $ 1.04 -67.19              $ 19.09

         Granted                                  8,711,497           2.34 -18.81                 4.71
         Exercised                                  (28,150)          4.75 -15.00                 8.24
         Canceled                                (8,873,458)          3.80 -67.19                19.24
                                                 -----------          ----- -----                -----
         Balance, January 31, 2002                9,484,309         $ 1.04 -59.75              $  5.77
                                                 ==========         ======= =====              =======
         Granted                                  1,413,400           1.41 - 4.20                 3.64
         Exercised                                  (10,810)          1.04 - 2.07                 1.26
         Canceled                                (2,073,245)          1.41 -59.75                 6.43
                                                 -----------          ----- -----                 ----
         Balance, January 31, 2003                8,813,654         $ 1.45 -52.75              $  5.25
                                                 ==========         ======- =====              =======
         Granted                                    480,310           3.40 - 4.95                 4.09
         Exercised                                  (61,016)          1.70 - 4.75                 4.11
         Canceled                                (2,031,592)          2.43 -39.63                 5.02
                                                 -----------          ----- -----                 ----
         Balance, January 31, 2004                7,201,356         $ 1.45 -52.75              $  5.24
                                                 ==========         ======- =====              =======


Options to purchase 4,830,097, 4,734,479 and 3,622,523 shares of the Company's common stock were vested and exercisable at January 31, 2004, 2003 and 2002, respectively, at weighted-average exercise prices of $5.64, $5.76 and $6.36 per share, respectively.

The following table summarizes additional information about stock options outstanding at January 31, 2004:


                                              Options Outstanding                      Options Exercisable
                                   -------------------------------------------     ----------------------------

                                                     Weighted-
                                                     Average        Weighted-                        Weighted-
                                                     Remaining        Average                        Average
                                      Number of      Contractual     Exercise          Number        Exercise
       Range of Exercise Prices       Options        Life             Price          Exercisable      Price
       ------------------------       -------        ----             -----          -----------      -----
       $   1.45 to  $ 4.20           1,905,504       8.39 years    $   3.73            655,492     $   3.77
       $   4.23 to  $ 4.38           3,929,887       6.88              4.38          2,962,916         4.38
       $   4.42 to  $ 6.75             701,329       3.31              4.93            614,801         4.95
       $   7.00 to  $15.50             356,886       4.36              9.00            335,790         8.98
       $  20.52 to  $52.75             307,750       5.33             21.84            261,098        21.92
                                   -----------    -------------    --------        -----------     --------
                                     7,201,356       6.74 years    $   5.24          4,830,097     $   5.64
                                   ===========    =============    ========        ===========     ========

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

                             Year Ending
                             January 31,
                             -----------
                                 2005                        $     3,119
                                 2006                              1,662
                                 2007                                815
                                 2008                                 63
                                                       -------- ---------
                                                             $     5,659
                                                       ======== =========

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


Operations by Geographic Area

The following table presents information about the Company's operations by geographical area:



                                                                Fiscal Years Ended January 31,
                                                      ----------------------------------------------------
                                                            2004              2003             2002
                                                            ----              ----             ----
      Sales to customers:
         United States                                  $    21,896       $    15,343      $    24,894
         United Kingdom                                       2,815             3,958            5,738
         All Other                                            4,540             4,313            3,596
                                                         ----------        ----------       ----------
                                                        $    29,251       $    23,614      $
                                                        ===========       ===========      =
      Long-lived assets:
         United States                                  $     6,671       $     8,706      $     7,501
         All Other                                              423               726              707
                                                         ----------        ----------       ----------
                                                        $     7,094       $     9,432      $     8,208
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


(16)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                               For the Fiscal Years Ended January 31,
                                                         ----------------------------------------------------
                                                               2004              2003              2002
                                                               ----              ----              ----
Supplemental Disclosures of Non-cash Investing and
Financing Activities:
   Retirement of common stock                                 $  -              $ -            $ (50,690)
   Issuance of common stock for acquisition of
   Semantix assets                                               -             3,407
   Stock options exercised under deferred compensation
     arrangements                                                25                -                 -


(17)     SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                           1st Quarter        2nd Quarter       3rd Quarter       4th Quarter
   2004:
   Revenues..............................$      6,960     $       7,613      $       8,697     $      5,981
   Gross margin..........................       4,650             5,213              6,832            3,986
   Operating loss........................      (5,948)           (5,167)            (3,345)          (6,149)
   Restructuring charges.................         326               295                  -                -
   Other income..........................           -                 -                  -            2,363
   Net loss..............................      (5,897)           (5,117)            (3,301)          (3,744)

   Basic and diluted loss per common     $      (0.20)    $       (0.18)     $       (0.10)    $      (0.11)
     share

   2003:
   Revenues..............................$      6,293     $       5,036      $       6,250     $      6,035
   Gross margin..........................       3,180             2,435              3,558            3,744
   Operating loss........................      (9,837)           (9,154)            (6,270)          (4,446)
   Restructuring charges.................         847             1,043                  -              447
   Net loss..............................      (9,610)           (8,995)            (6,130)          (4,336)

   Basic and diluted loss per common     $      (0.34)    $       (0.31)     $       (0.21)    $      (0.15)
     share


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

----------------------------------------------------------

                                                              1st Quarter       2nd Quarter       3rd Quarter
2004:
   Gross margin as reported on Form 10-Q..................$       4,717      $      5,281      $        6,899
   Amortization of developed technology...................          (67)              (68                 (67)
                                                                    ----              ----                ----
   Gross margin as reclassified...........................$       4,650      $      5,213      $        6,832

2003:
   Gross margin as reported on Form 10-Q..................$       3,220      $      2,502      $        3,625
   Amortization of developed technology...................          (40)              (67)                (67)
                                                                    ----              ----                ----
   Gross margin as reclassified...........................$       3,180      $      2,435      $        3,558


The Company calculated earnings per share on a quarter-by-quarter basis in accordance with GAAP. Quarterly earnings per share figures may not total earnings per share for the year due to the weighted average number of shares outstanding.