Form 10-Q
period 2004-04-30
CONVERA CORP
filed 2004-06-14
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Registrant’s telephone number, including area code: (703) 761 - 3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes |X|   No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)
Yes |_|   No |X|

The number of shares outstanding of the registrant’s Class A common stock as of June 13, 2004 was 34,060,644.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2004

TABLE OF CONTENTS

2

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	April 30, 2004 (Unaudited)	January 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$21,471	$30,530
Short term investments	71	71
Accounts receivable, net of allowance for doubtful
accounts of $1,033 and $ 1,793, respectively	10,605	5,464
Prepaid expenses and other	2,657	2,536

Total current assets	34,804	38,601

Equipment and leasehold improvements, net of accumulated
depreciation of $13,008 and $ 12,692, respectively	1,774	1,759
Other assets	2,018	2,225
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of
$578 and $511, respectively	768	835

Total assets	$41,639	$45,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,290	$2,615
Accrued expenses	4,020	4,093
Accrued bonuses	829	745
Restructuring reserve	620	620
Deferred revenues	3,777	3,720

Total current liabilities	12,536	11,793

Restructuring reserve, net of current portion	726	887
Other long-term liabilities	1,241	1,647

Total liabilities	14,503	14,327

Commitments and Contingencies
Shareholders’ Equity:
Common stock Class A, $0.01 par value,
100,000,000 shares authorized; 34,743,588
and 34,655,344 shares issued, respectively;
33,940,025 and 33,842,087 shares
outstanding, respectively	347	347
Treasury stock at cost, 803,563 and 813,257 shares,
respectively	(1,856)	(1,879)
Additional paid-in capital	1,071,199	1,070,880
Accumulated deficit	(1,041,384)	(1,036,625)
Accumulated other comprehensive loss	(1,170)	(1,355)

Total shareholders’ equity	27,136	31,368

Total liabilities and shareholders’ equity	$41,639	$45,695

See accompanying notes. 3

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited) (in thousands, except share and per share data)

	For the Three Months Ended April 30,
	2004	2003
Revenues:
License	$5,856	$4,231
Professional services	583	1,199
Maintenance	1,731	1,530

	8,170	6,960

Cost of revenues:
License	659	430
Professional services	716	1,417
Maintenance	522	463

	1,897	2,310

Gross margin:	6,273	4,650

Operating expenses:
Sales and marketing	5,013	4,700
Research and product development	3,640	3,282
General and administrative	2,416	2,291
Restructuring charge	--	325

	11,069	10,598

Operating loss	(4,796)	(5,948)

Interest income, net	37	51

Net loss	$(4,759)	$(5,897)

Basic and diluted net loss per common share	$(0.14)	$(0.20)
Weighted-average number of common shares outstanding
– basic and diluted	33,936,181	29,032,802

Other comprehensive loss:
Net loss	(4,759)	(5,897)
Foreign currency translation adjustment	185	(243)

Comprehensive loss	$(4,574)	$(6,140)

See accompanying notes. 4

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	For the Three Months Ended April 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(4,759)	$(5,897)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	370	446
Provision for doubtful accounts	—	200
Amortization of developed technologies	67	67
Equity compensation expense on deferred stock	293	—
Changes in operating assets and liabilities, net of
effects from acquisition:
Accounts receivable	(5,291)	(1,565)
Prepaid expenses and other assets	61	48
Accounts payable, accrued expenses and accrued
bonuses	731	899
Restructuring reserve	(161)	(333)
Deferred revenues	90	162
Other long-term liabilities	(406)	—

Net cash used in operating activities	(9,005)	(5,973)

Cash Flows from Investing Activities:
Proceeds from maturities of investments, net	—	9,989
Purchases of equipment and leasehold improvements	(395)	(63)

Net cash (used in) provided by investing activities	(395)	9,926

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net	33	43
Proceeds from the exercise of stock options	15	2

Net cash provided by financing activities	48	45

Effect of Exchange Rate Changes on Cash	293	(142)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,059)	3,856

Cash and Cash Equivalents, beginning of period	30,530	10,412

Cash and Cash Equivalents, end of period	$21,471	$14,268

See accompanying notes. 5

CONVERA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except share and per share data)

(1)	THE COMPANY

Convera Corporation (“Convera” or the “Company”) was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).

As of April 30, 2004, and 2003, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned more than 50% of the voting power of Convera.

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

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general economic conditions on demand for the Company’s products and services, including reduced corporate IT spending and lengthier sales cycles; the delay or deferral of customer implementations; the potential for U.S. Government agencies from which the Company has historically derived a significant portion of its revenues to be subject to budget cuts; a dependence on international sales; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which would harm its competitive position; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; and the availability of additional capital financing on terms acceptable to the Company, if at all.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three- month period ended April 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include allowance for doubtful accounts receivable, estimates for restructuring reserves, recoverability of deferred tax assets and recoverability of goodwill and other intangible assets. Actual results could differ from those estimates.

The effects of changes in foreign currency exchange rates (principally changes in the value of the British Pound in terms of U.S. Dollars) on the Company’s financial position are reflected on the Company’s balance sheet as a separate component of shareholders’ equity under “Accumulated other comprehensive loss.” Generally, the functional currency of a foreign operation is deemed to be the local country’s currency. Consequently, for financial reporting purposes, assets and liabilities of the Company’s operations outside the U.S. are translated into U.S. Dollars using the exchange rate in effect as of the balance sheet date. Revenues and expenses for those operations are translated using the average exchange rate for the period.

Principles of consolidation

The consolidated financial statements include the accounts of Convera Corporation and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Software Revenue Recognition, with respect to certain transactions.

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

To the extent that a discount exists in a multiple element or “bundled” arrangement that includes a software license, the Company attributes that discount entirely to the delivered elements utilizing the residual method as described in paragraph 12 of SOP 97-2 as amended by SOP 98-9. The Company generally utilizes the residual methodology for recognizing revenue related to multi-element software agreements. Under the residual methodology, the Company recognizes the arrangement fee as follows: (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. This assumes that (a) all other applicable revenue recognition criteria in SOP 97-2 are met and (b) the fair value of all of the undelivered elements is less than the arrangement fee.

Certain of the Company’s customers are Original Equipment Manufacturers (OEMs) and resellers. OEM contracts generally stipulate prepaid royalties due at varying dates as well as royalties due to the Company on the sale of the customer’s integrated product over a specified contract term, generally ranging from two to five years. With prepaid royalties, the Company recognizes revenue upon shipment of the software and/or software developer’s kit, as appropriate, provided the payment terms are considered normal and customary for these types of arrangements, the fee is considered fixed and determinable, and all other criteria within SOP 97-2 have been met. To the extent the OEM product sales exceed the level provided for by the guaranteed prepaid royalty and additional royalties are due, the Company generally recognizes the additional royalties as the sales occur and are reported to the Company. Reseller contracts generally stipulate royalties due to the Company on the resale of the Company’s products and call for a guaranteed minimum royalty payment in exchange for the right to sell the Company’s products within a specified territory over a specified period of time. The Company recognizes the prepaid royalties as revenue upon delivery of the initial copy of the software, provided the payment terms are considered normal and customary for these types of arrangements, the fee is considered fixed and determinable, and all other criteria within SOP 97-2 have been met. To the extent the reseller’s product sales exceed the level provided for by the guaranteed minimum royalty and additional royalties are due, the Company generally recognizes the additional royalties as the reseller sales occur and are reported to the Company.

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

Stock-based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25).” The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25. Stock options originally granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant, and accordingly no employee compensation cost related to the initial grant of options is included in expenses. Non-vested shares of stock (referred to as deferred stock) granted under the Company’s stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as compensation expense over the corresponding service period. If an employee leaves the Company prior to the vesting of the deferred stock, the estimate of compensation expense recorded in previous periods is adjusted by decreasing compensation expense in the period of forfeiture.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made under the respective plans consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below.

	Three months ended April 30,
	2004	2003
Net loss, as reported	$(4,759)	$(5,897)
Stock-based compensation, as reported	293	—
Total stock-based compensation determined under
fair value based method for all awards	(1,524)	(1,604)

Pro forma net loss	$(5,990)	$(7,501)

Basic and diluted net loss per common share,
as reported	($ 0.14)	($ 0.20)
Basic and diluted net loss per common share,
pro forma	($ 0.18)	($ 0.26)

8

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

	Three months ended April 30,
	2004	2003
Expected volatility	91%	98%
Risk free interest rates	3.08%	2.87%
Dividend yield	None	None
Expected lives	5 years	5 years

The weighted average fair value of stock options granted under the Company’s stock option plans during the three months ended April 30, 2004 and 2003 was $2.81 and $2.89, respectively.

During fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several senior officers of the Company were awarded an aggregate of 1,700,000 shares of deferred stock with a five-year cliff vesting provision, of which an aggregate of 1,200,000 shares of deferred stock were outstanding as of April 30, 2004. Pursuant to Mr. Condo’s May 2003 deferred stock agreement as amended in May 2004, Mr. Condo was awarded 600,000 deferred shares of the Company’s common stock. Under the amended agreement, 150,000 shares of common stock vest on each consecutive one-year anniversary of the date of grant as long as Mr. Condo remains continuously employed with the Company through such vesting date. Notwithstanding such vesting schedule, all of the deferred shares will vest on the earlier occurrence of Mr. Condo’s termination of employment without cause, death or disability or a change of control of the Company. The deferred stock covering the remaining 600,000 shares, which is held by several senior officers, vests immediately upon a change in control. The weighted-average fair value of the awards granted in fiscal year 2004 was $4.84 based on the market price of the Company’s stock on the date of award. Compensation cost as of April 30, 2004 is expensed on a straight-line basis over the five-year vesting period. Compensation expense, net of reversals for terminated employees, recorded by the Company for the quarter ended April 30, 2004 was $293. Compensation expense (benefit) of $131, $165 and $(3) is included in general and administrative costs, research and development costs and sales and marketing costs, respectively, in the accompanying consolidated statements of operations. There were no deferred stock compensation costs in the first quarter of the prior fiscal year.

In the first quarter of the prior fiscal year, the Company issued two-year warrants to purchase 137,711 shares of Convera common stock to a third party customer at an exercise price of $2.00 per share. The warrants had an aggregate value of approximately $380 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 108%; risk free interest rate of 2.12%; no dividend yield; and expected life of 2 years. The value of the warrants reduced the amount of revenue recognized and was recorded as an increase to additional paid-in-capital during the first quarter of fiscal year 2004. In the first quarter of the current fiscal year, those warrants were exchanged in a cashless exercise for 84,744 shares of Company common stock.

Reclassifications

Certain amounts presented in the prior year’s financial statements have been reclassified to conform with the fiscal year 2005 presentation.

(3)	RECENT PRONOUNCEMENTS

The Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The main provisions of FIN 46 are effective in financial statements for periods ending after March 15, 2004 (except for certain VIE structures that had an earlier effective date). The Company does not have any VIEs and consequently this Interpretation does not have an effect on its consolidated financial statements.

(4)	NET LOSS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended April 30,
	2004	2003
Numerator:
Net loss	$(4,759)	$(5,897)

Denominator:
Weighted average number of common shares outstanding –
basic and diluted	33,936,181	29,032,802

Basic and diluted net loss per common share	$(0.14)	$(0.20)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	For the Three Months Ended April 30,
	2004	2003
Stock options	135,397	94,126
Deferred stock	61,611	—
Stock warrants	—	65,174

	197,008	159,300

(5)	RESTRUCTURINGS

In fiscal year 2002, as a result of the Company’s decision to exit the interactive media services market and in response to the downturn in the economy, the Company adopted several restructuring plans. The Company continued to reduce its workforce in fiscal years 2003 and 2004 in an effort to reduce operating costs and increase efficiencies.

FY02 Q2 Restructuring

On May 10, 2001, the Company announced a restructuring plan in response to the downturn in the economy and in conjunction with the integration of the IMS division’s operations following the Combination. The restructuring resulted in a reduction of Convera’s total workforce by 22 employees, including 17 individuals from the Company’s engineering group and 5 individuals from the business development group. As a result, the Company recorded a restructuring charge of $2,933 during the second quarter of fiscal year 2002. As of April 30, 2004 payments related to employee severance and contractual obligations have been paid in full. During the first quarter of the current fiscal year, the Company paid down $72 of the remaining facility costs. The Company expects to settle the remaining accrual of $399 related to facility closings over the term of the related facility lease, which is through February 2006.

FY02 Q3 Restructuring

On October 3, 2001, the Company announced an additional restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, Convera RetrievalWare(R)and Convera Screening Room(R). The Company also announced that it was eliminating operations supporting the digital content security and interactive services business units and closing offices in Hillsboro, Oregon and Lafayette, Colorado. As a result of the restructuring in the third quarter of fiscal year 2002, Convera’s total workforce was reduced by an additional 66 employees, including 44 employees from the engineering group, 13 from the professional services and training groups, seven from the G&A group and two from the marketing group.

The Company recorded restructuring charges in the third quarter of fiscal year 2002 of $5,195, including approximately $880 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1,169 for employee termination costs and approximately $3,146 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado. As of April 30, 2004 payments related to employee severance and contractual obligations have been paid in full. During the first quarter of the current fiscal year, the Company paid down $89 of the remaining facility costs. The Company expects to settle the remaining accrual of $947 related to facility closings over the term of the related facility lease, which is through February 2006.

FY03 Q4 Restructuring

During the fourth quarter of fiscal year 2003, the Company adopted a restructuring plan in its continued effort to align its operations around key vertical markets and to streamline operations. As a result of this restructuring plan, the Company reduced its workforce by a total of 12 employees, including eight from the sales group, one from the engineering group and three from the professional services group. The Company recorded restructuring charges of approximately $448 related to employee severance costs for the quarter ended January 31, 2003. Severance costs related to this restructuring plan were paid in full as of January 31, 2004.

FY04 Q1 Restructuring

During the first quarter of the fiscal year 2004, the Company adopted a restructuring plan in its continued effort to make operations more efficient. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the G&A group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $325 related to terminated employee severance costs. Severance costs related to this restructuring have been paid in full as of April 30, 2004.

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

The following table sets forth a summary of all of the restructuring plans implemented by the Company with payments made or remaining accruals recorded in fiscal year 2004, through April 30, 2004. Each plan includes a summary of the restructuring charges, the payments made against those charges, non-cash adjustments made and the remaining restructuring liability as of April 30, 2004:

Restructuring Plan	Employee termination costs	Estimated costs of facilities closing	Contractual obligations	Total

FY02 Q2 Accruals	$409	$2,066	$458	$2,933
FY02 payments	(332)	(241)	(458)	(1,031)
FY02 Non-cash adjustment(a)	—	(796)	—	(796)

Balance 1/31/02	77	1,029	—	1,106
FY03 payments	—	(291)	—	(291)
FY03 Non-cash adjustment(a)	(77)	—	—	(77)

Balance 1/31/03	—	738	—	738
FY04 payments	—	(267)	—	(267)

Balance 1/31/04	—	471	—	471
FY05 Q1 payments	—	(72)	—	(72)

Balance 4/30/04	$—	$399	$—	$399

FY02 Q3 Accruals	$1,169	$3,146	$880	$5,195
FY02 payments	(1,030)	(118)	(430)	(1,578)
FY02 Non-cash adjustment(a)	—	(973)	—	(973)

Balance 1/31/02	139	2,055	450	2,644
FY03 payments	(36)	(435)	(130)	(601)
FY03 Non-cash adjustment(a)	(103)	(245)	—	(348)

Balance 1/31/03	—	1,375	320	1,695
FY04 payments	—	(339)	(320)	(659)

Balance 1/31/04	—	1,036	—	1,036
FY05 Q1 payments	—	(89)	—	(89)

Balance 4/30/04	$—	$947	$—	$947

FY03 Q4 Accruals	$448	$—	$—	$448
FY03 payments	(61)	—	—	(61)

Balance 1/31/03	387	—	—	387
FY04 payments	(387)	—	—	(387)

Balance 1/31/04	$—	$—	$—	$—

FY04 Q1 Accruals	$325	$—	$—	$325
FY04 payments	(325)	—	—	(325)

Balance 1/31/04	$—	$—	$—	$—

FY04 Q2 Accruals	$295	$—	$—	$295
FY04 payments	(295)	—	—	(295)

Balance 1/31/04	$—	$—	$—	$—

(a) Non-cash charges represent the write-down of facility improvements included in the estimated costs of facilities closings and adjustments to the restructuring accrual, as costs related to employee terminations were less than originally estimated.

The Company paid an aggregate of approximately $161 and $659 against the restructuring reserve during the quarters ended April 30, 2004 and 2003, respectively. As of April 30, 2004, unpaid amounts of $620 and $726 have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet.

(6)	SEGMENT REPORTING

The Company is principally engaged in the design, development, marketing and support of enterprise search, retrieval and categorization solutions. Substantially all of the Company’s revenues result from the sale of the Company’s software products and related services. Accordingly the Company considers itself to be in a single reporting segment, specifically the license, associated professional services and support of its software. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	Three Months Ended April 30,
	2004	2003
Sales to Customers:
United States	$5,588	$4,869
United Kingdom	2,168	715
All Other	414	1,376

	$8,170	$6,960

Major Customers

For the three months ended April 30, 2004 and 2003, revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $3,850 and $3,115 representing 47% and 45% of total revenues, respectively. In the current quarter, revenues derived from one individual customer accounted for approximately 18% of the Company’s total revenues and one reseller customer accounted for approximately 31% of the Company’s total revenues. In the quarter ended April 30, 2003, two individual customers accounted for approximately 16% and 13% of the Company’s total revenues.

(7)	INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2005, the Company expects that it will generate additional NOLs for the remainder of the year. As of April 30, 2004, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of April 30, 2004.

(8)	CONTINGENCIES

On November 1, 2001, DSMC, Incorporated (“DSMCi”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi’s trade secrets, and engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), an affiliate of the National Geographic Society, to obtain access to DSMCi’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. NGTL intervened in the litigation as a co-defendant with Convera, and filed counterclaims against DSMCi. Convera moved to compel arbitration of DSMCi’s claims; the District Court denied the motion, and Convera filed an interlocutory appeal. The D.C. Circuit, in November 2003, ruled that it did not have jurisdiction to consider the appeal. The litigation is now in the discovery phase in the District Court. The Company continues to investigate the allegations and at this time believes that they are without merit. No amounts have been recorded in the Company’s financial statements related to this complaint.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Based on the most recent forecasts from industry analyst IDC, the worldwide market for enterprise search products is expected to grow at a compound annual growth rate of approximately 17% between 2003-2007. The Company believes RetrievalWare 8 has unique capabilities supporting the needs of customers in government, life sciences, financial and publishing markets that will enable it to capitalize on this market growth and achieve its operational goals. The Company believes it can accomplish its goals with the current level of resources and staffing and continue to gain market share in the worldwide government market. Going forward, the Company will focus a substantial amount of the Company’s resources on further penetration of national security and defense initiatives with the United States and its allies. An important objective in this market is to substantially upgrade the over 100 installations of older versions of RetrievalWare to RetrievalWare 8 and its categorization and dynamic classification software. In the commercial sector, the Company will continue to focus on the financial and life sciences verticals and anticipates stronger focus on the publishing vertical during the 2005 fiscal year, to capitalize on the alignment between customer requirements in that sector and the Company’s categorization and classification software within RetrievalWare 8.

Management’s main objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue to determine the market sectors in which the Company should concentrate its sales and marketing efforts while maintaining control over operating expenses. The Company’s business environment and the computer software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company competes particularly intensely within the commercial sector where its market position is not as strong as it is within the government sector. The Company’s competitors include many companies that are larger and more established and have substantially more resources than it does. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. To address the competition, the Company will continue to invest heavily in research and development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company will also make additional investments in specific product features to better serve the needs of customers looking for online customer service and support solutions.

In 2002 and 2003, the Company’s results of operations were impacted by the general downturn in the economy, which resulted in a lengthier sales cycle, particularly in the commercial marketplace. Further, reduced information technology budgets and customer cash constraints caused by the difficult business environment negatively impacted its business. Through a number of reorganizations during fiscal years 2002 through 2004, the Company aligned its resources in an effort to ensure it continued to capitalize on markets that have been consistently successful, including the federal government, and to focus more resources on those areas of the commercial business that present opportunities, such as the financial services and life sciences vertical markets. The reorganizations, which are described in this section and elsewhere in this Form 10-K, streamlined the professional services, customer support and sales organizations through reductions in headcount to improve the productivity of each of those organizations as well as reduced management personnel and other overhead costs in the marketing, development and administrative organizations within the Company. Management continually assesses historical results as well as future opportunities to determine whether resources are aligned appropriately. Where necessary, additional changes will be made to the organization to ensure that the Company continues to focus on achieving profitable operating results. A detailed review of the numerous risks and challenges facing the Company is contained in the Forward Looking Statements section beginning on page 21.

Results of Operations

For the quarter ended April 30, 2004, total revenues were $8.2 million, an increase of 17% over total revenues of $7.0 million in the same quarter last year. The net loss for the quarter ended April 30, 2004 was $4.8 million, or $0.14 per common share, compared to a net loss of $5.9 million, or $0.20 per common share in the first quarter last year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended April 30, 2004 and 2003, respectively (dollars in thousands).

	Components of Revenues and Expenses Three Months Ended April 30,				Increase
	2004		2003		(Decrease)
	$	%	$	%	%

Revenues:
License	5,856	72%	4,231	61%	38%
Professional services	583	7%	1,199	17%	(51)%
Maintenance	1,731	21%	1,530	22%	13%

	$8,170	100%	$6,960	100%	17%

Cost of revenues:
License	659	8%	430	6%	53%
Professional services	716	9%	1,417	20%	(49)%
Maintenance	522	6%	463	7%	13%

	$1,897	23%	$2,310	33%	(18)%

Gross margin:	$6,273	77%	$4,650	67%	35%

Operating expenses:
Sales and marketing	5,013	61%	4,700	68%	7%
Research and product development	3,640	45%	3,282	47%	11%
General and administrative	2,416	30%	2,291	33%	5%
Restructuring charge	—		325	4%	—

Total expenses	$11,069	136%	$10,598	152%	4%

Operating loss	$(4,796)		$(5,948)
Interest income, net	37		51

Net loss	$(4,759)		$(5,897)

Revenues

License revenues increased 38% to $5.9 million for the three months ended April 30, 2004 from $ 4.2 million for the three months ended April 30, 2003. The increase in license revenues is primarily attributable to growth in the international sector as well as sales to agencies of the U.S. Government. Revenue for the international and federal sectors grew 59% and 33%, respectively. The revenue growth in these two sectors was driven by two specific contracts that accounted for 56% of total license revenues during the quarter. Commercial license revenues increased 18% in the first quarter of the current fiscal year compared to last year. Additionally, license revenue per executed contract was approximately $164,000 during the first quarter of the current fiscal year compared to approximately $123,000 during the first quarter of last year.

Services revenues, which include amounts generated through software implementation, training and other professional services, decreased 51% to $ 0.6 million for the three months ended April 30, 2004 from $1.2 million for the three months ended April 30, 2003. Services revenues for the international, commercial and federal sectors declined 72%, 54% and 41%, respectively. The decrease in service revenues generated in these three sectors in the current quarter compared to the same quarter of last year is primarily the result of the completion of significant services engagements in each of these sectors during the prior fiscal year.

Software maintenance and customer support revenues increased 13% to $1.7 million for the quarter ended April 30, 2004 from $1.5 million in the same quarter last year. The increase in maintenance revenues in the current quarter compared to the same period last year is due to growth in license revenues in fiscal year 2004 and the associated increase in new maintenance revenues.

For the three months ended April 30, 2004, total revenues derived from sales to agencies of the Federal government were approximately $3.9 million, representing 47% of total revenues. During the current quarter, revenues derived from two customers accounted for approximately 31% and 18% of the Company’s total revenues.

Revenues from international operations are generated primarily from software licenses and related support services with various European commercial and government customers. The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom, with offices in Germany and France. CTIL revenues increased 23% for the three months ended April 30, 2004 to $2.6 million from $2.1 million in the first quarter last year.

Cost of Revenues

Cost of license revenues increased 53% to $0.7 million in the first quarter of the current year from $0.4 million in the first quarter last year. Cost of license revenues as a percentage of license revenues was 11% in the current quarter compared to 10% in the same quarter last year. The increase in cost of license revenues is primarily attributable to an increase in third party licensing costs.

Cost of services revenues of $0.7 million for the three months ended April 30, 2004 decreased 49% from $1.4 million in the first quarter last fiscal year. Cost of services revenues as a percentage of services revenues was 123% in the current quarter compared to 118% in the same quarter last year. The decrease in cost of services revenues is partially attributable to the utilization of fewer subcontractors to complete service related contracts. Consulting costs were $0.3 million lower in the first quarter of this fiscal year compared to the same quarter last year. Also contributing to the decrease was a reduction in personnel related costs due to the completion of a large services contract in the prior fiscal year. Overall headcount in the service related departments decreased from 20 in the first quarter of the prior fiscal year to 17 in the first quarter of the current fiscal year.

Cost of maintenance revenues of $0.5 million for the three months ended April 30, 2004 increased by 13%, compared with the first quarter of last fiscal year. As a percentage of maintenance revenues, cost of maintenance was 30% for both the quarters ended April 30, 2004 and 2003. The increase in cost of maintenance revenues as compared to the prior year comparable period was due to the addition of personnel in the customer support organization.

Operating expenses

Sales and marketing expenses increased 7% in the quarter ended April 30, 2004 to $5.0 million from $4.7 million in the first quarter last year, representing 61% and 68% of total revenues, respectively. The increase in sales and marketing expenses is primarily attributable a $0.5 million fluctuation in foreign currency transaction gains and losses related to an intercompany loan between the Company’s and its international division, CTIL. A net loss of $0.2 million was recorded in the current quarter compared to a net gain of $0.3 million recorded in the first quarter of fiscal year 2004. The currency transaction gains and losses were partially offset by a decrease in employee-related costs in the marketing division, as headcount in the marketing organization at April 30, 2004 decreased by 5 employees from the first quarter of the prior fiscal year.

Total research and product development costs increased 11% to $3.6 million in the current quarter compared to $3.3 million in the same quarter last year. Research and product development costs as a percentage of total revenues were 45% in the current quarter compared to 47% in the first quarter last year. The increase compared to last year was due mainly to $0.2 million of non-cash compensation expense related to a grant of deferred stock in the fourth quarter of fiscal year 2004.

General and administrative expenses increased 5% to $2.4 million in the current quarter from $2.3 million in the first quarter of last year, representing 30% and 33% of total revenues, respectively. The increase in general and administrative expenses is primarily due to a $0.3 million increase in recruiting and severance costs related to executive management changes. Also contributing to the increase was a non-cash compensation expense of $0.1 million associated with a deferred stock grant to certain Convera employees under the Company’s 2000 Stock Option Plan. Partially offsetting these costs was an overall reduction in employee related costs resulting from the restructuring in the first quarter of fiscal year 2004 which reduced average headcount from 30 in the first quarter of the prior fiscal year to 26 in the current quarter.

Restructuring charges.

There was no restructuring charge recorded in the first quarter of the current fiscal year. During the first quarter of fiscal year 2004, the Company adopted a restructuring plan as a result of continued efforts to streamline operations. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the general and administrative group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees. The Company estimated that annualized expense and cash savings resulting from the termination of employees would be approximately $1.7 million, which included approximately $1.3 million in estimated sales and marketing expense savings, approximately $0.3 million in estimated general and administrative expense savings, and approximately $0.1 million in estimated research and development expense savings. The savings were estimated to begin being realized in the second quarter of fiscal year 2004.

Interest income, net

Net interest income decreased to $37,000 for the first quarter of the current fiscal year, compared to $51,000 in the first quarter of last fiscal year. The decrease is a result of lower interest income due to a lower level of invested funds.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at April 30, 2004 as compared to January 31, 2004 is summarized below (in thousands).

	April 30, 2004	January 31, 2004	Change
Cash and cash
equivalents	$21,471	$30,530	$(9,059)
Investments	71	71	—

Total	$21,542	$30,601	$(9,059)

During the three months ended April 30, 2004, the Company used cash of $9.0 million to fund operating activities, compared to $6.0 million used in the same period last year. The net loss of $4.8 million was offset by non-cash charges totaling $0.8 million including depreciation of $0.4 million, amortization of developed technology of $0.1 million, and amortization of deferred stock compensation of $0.3 million. Increases to accounts receivable used $5.3 million, while decreases to the restructuring reserve and other long-term liabilities used $0.6 million. Increases to accounts payable, accrued expenses, accrued bonuses and deferred revenues provided cash of $0.8 million. A decrease to prepaid expenses and other assets also provided cash of $0.1 million. During the three months ended April 30, 2003, $6.0 million was used to fund operating activities. The net loss of $5.9 million was offset by non-cash charges totaling $0.7 million, including depreciation of $0.4 million, bad debt expense of $0.2 million and amortization of $0.1 million. An increase in accounts receivable reduced cash from operating activities by $1.6 million, whereas increases in accounts payable, accrued expenses, accrued bonuses and deferred revenues and a decrease in prepaid expenses and other assets provided $1.1 million. The decrease in the restructuring reserve used a net of $0.3 million. Net restructuring charges for the quarter were $0.3 million, less payments of $0.7 million made against the reserve.

For the quarter ended April 30, 2004, cash flows from investing activities used $0.4 million related to purchases of equipment and leasehold improvements. For the quarter ended April 30, 2003, net cash provided from the maturity of U.S. Treasury Bills provided $10.0 million while purchases of equipment and leasehold improvements used cash of $0.1 million.

Financing activities provided cash of $48,000 for the quarter ended April 30, 2004. Approximately $33,000 was provided by the issuance of stock under the employee stock purchase plan, and $15,000 was provided by the exercise of employee stock options. For the quarter ended April 30, 2003 financing activities provided cash of $45,000, of which $43,000 was provided by the issuance of stock under the employee stock purchase plan and $2,000 was provided by the exercise of employee stock options.

At April 30, 2004 the Company’s balance of cash, cash equivalents and short-term investments was $ 21.5 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for at least the next twelve months. Excluding the cash acquired as part of the Combination and other acquisitions, the Company has historically been entirely funded by sales of its common stock If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:

Contractual Obligations

	Payments Due By Period (in thousands)
	Total	2005	2006	2007	2008
Operating leases	$4,981	$2,441	$1,662	$815	$63
Purchase obligations	1,096	539	525	23	9
Other contractual obligations	3,355	1,708	1,647	—	—

Total	$9,432	$4,688	$3,834	$838	$72

•	Operating lease obligations — represents the minimum lease rental payments under noncancelable leases, primarily for the Company’s office space and operating equipment in various locations around the world.

•	Purchase obligations — represent an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company expects to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

•	Other contractual obligations — represents the principal amounts due on outstanding contractual obligations, current and long-term, as of April 30, 2004.

20

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

The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements:

          The Company has had a history of operating losses and may incur future losses; if the Company is unable to achieve profitability, the Company’s stock price will likely suffer and steps which the Company may take to reduce its expenditures or preserve its existing funds could harm its sales and financial results

          The Company believes that its future profitability will depend on its ability to effectively market existing and newly developed software products through a balanced multi-channel distribution network. The Company cannot assure that its costs to develop, introduce and promote enhanced or new products will not exceed its expectations, or that these products will generate revenues sufficient to offset these expenses. The Company has operated at a loss for each of the past three fiscal years. For the fiscal years ended January 31, 2004, 2003, and 2002, the Company’s net losses were approximately $18.1 million, $29.1 million, and $910.5 million, respectively. In the fiscal quarter ended April 30, 2004, the Company had a net loss of $4.8 million. These losses include the Company’s expenditures associated with selling software products and further developing software products during these years. The Company plans to continue to invest in these programs and, accordingly, it cannot assure that its operating losses will not continue in the future. Continued losses could reduce the Company’s liquidity and negatively affect its stock price. As of April 30, 2004, the Company’s balances of cash, cash equivalents and short-term investments were approximately $21.5 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations will be sufficient to fund its operations for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, if, at any point, due to continued losses, the Company ceases to have sufficient funds to continue its operations, it would need to decrease its expenditures (although at this point the Company cannot accurately predict the amount of that decrease). As a result of any decrease in expenditures, the Company may need to terminate employees, curtail research and development programs and take other steps to reduce the amount of funds it expends in its operations. This could have a negative effect on the Company’s ability to develop product improvements or new products that will achieve market acceptance. This could in turn, have a negative impact on the Company’s sales and financial results.

          The Company experiences quarterly fluctuations in its operating results, which may adversely affect its stock prices; for example, the Company’s total revenues in the fourth quarter of fiscal year 2004 were $6.0 million, but its total revenues in the first quarter of fiscal year 2005 were $8.2 million, and the price per share of its common stock during those two quarters ranged from $2.87 to $5.72

The Company’s quarterly operating results have varied substantially in the past and are likely to continue to vary substantially from quarter to quarter in the future, due to a variety of factors including the following:

•	the downturn in capital spending by customers as a result of the current economic slowdown;

•	the delay or deferral of customer implementations;

•	the budget cycles of the Company’s customers;

•	seasonality of individual customer buying patterns;

21

•	an increase in competition in the software industry;

•	the size and timing of individual transactions;

•	the timing of new software introductions and software enhancements by the Company and its competitors;

•	changes in operating expenses and personnel;

•	changes in accounting principles, such as a requirement that stock options be included in compensation, as is currently being considered by Congress and, which, if adopted, would increase the Company’s compensation expense and have a negative effect on earnings;

•	the overall trend towards industry consolidation; and

•	changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

In particular, the Company’s period-to-period operating results have historically been significantly dependent upon the timing of the closing of significant license agreements. Because purchasing the Company’s products often requires significant capital investment, its customers may defer or decide not to make their purchases. This means sales can involve long sales cycles of six months or more. The Company derives a significant portion of its revenues from sales to agencies of the U.S. Government, and, therefore, the budget cycle of the U.S. Government impacts the Company’s total revenues. In certain financial quarters, the Company has derived a significant portion of its revenues from a single customer. For example, revenues derived from one customer accounted for approximately 31% of the Company’s total revenues for the first quarter of fiscal year 2005. The Company has generally recorded a significant portion of its total quarterly license revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. This is in part because customers tend to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue. Despite these uncertainties in the Company’s revenue patterns, it bases its operating expenses upon anticipated revenue levels, and the Company incur them on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company’s business, operating results and financial condition would be materially adversely affected.

In addition, steps which the Company has taken or may take in the future to control operating expenses may hamper its development, sales and marketing efforts and, ultimately, its operating results. For instance, the Company aligned its resources through a number of reorganizations during fiscal years 2002 through 2004 to attempt to capitalize on markets that have been consistently successful for it. These reorganizations were intended to streamline the Company’s professional services, customer support and sales organizations by reducing the number of its employees to improve the productivity of each of those organizations as well as by reducing management personnel and other overhead costs in its marketing, development and administrative organizations. However, the loss of key personnel in such restructurings and any severance and other costs incurred in such restructurings could negatively affect the Company’s quarterly operating results and adversely affect its stock price.

          The Company derives a significant portion of its revenues from sales to U.S. Government agencies; (for example, for the quarter ended April 30, 2004, total revenues derived from sales to agencies of the U.S. Government represented approximately 47% of the Company’s total revenues); U.S. Government agencies are subject to budget cuts and, consequently, the Company may lose revenues upon which it has historically relied, and a change in the size and timing of the Company’s U.S. Government contracts may materially affect the Company’s operating results

For the quarter ended April 30, 2004, total revenues derived from sales to agencies of the U.S. Government were approximately $3.9 million, representing 47% of total revenues. For the quarter ended April 30, 2003, revenues derived from sales to agencies of the U.S. Government were approximately $3.1 million, or 45% of total revenues. While the U.S. Government has recently increased spending on defense and homeland security initiatives, many government agencies have had budget freezes or reductions which may adversely impact their purchasing decisions and timing. The Company is actively pursuing several opportunities for business with certain U.S. Government agencies. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on the Company’s future operating results and financial position. There can be no assurance that the Company will complete any of these potential transactions.

          The Company depends on international sales, particularly in the United Kingdom, Germany and France; (for example, for the quarter ended April 30, 2004, total revenues derived from international sales represented approximately 32% of the Company’s total revenues); any economic downturn, changes in laws, changes in currency exchange rates or political unrest in those countries could have a material adverse effect on the Company’s business

For the quarter ended April 30, 2004, total revenues derived from international sales were approximately $2.6 million, representing approximately 32% of total revenues. For the quarter ended April 30, 2003, revenues derived from international sales were approximately $2.1 million, representing approximately 30% of total revenues. Most of the Company’s international sales are in the United Kingdom, Germany and France. The Company’s international operations have historically exposed it to longer accounts receivable and payment cycles and fluctuations in currency exchange rates. International sales are made mostly from the Company’s foreign subsidiary and are denominated in British pounds or EUROs. As of April 30, 2004, approximately 24% and 10% of the Company’s total consolidated accounts receivable were denominated in British pounds or EUROs, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on the Company’s foreign subsidiary’s sales are charged to the Company’s foreign subsidiary and recorded as intercompany receivables on the books of the Company’s U.S. parent company, Convera Corporation. The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company’s foreign subsidiary are translated into U.S. dollars in consolidation. Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

The Company’s international operations expose it to a variety of other risks that could seriously impede its financial condition and growth. These risks include the following:

•	potentially adverse tax consequences;

•	difficulties in complying with regulatory requirements and standards;

•	trade restrictions and changes in tariffs;

•	import and export license requirements and restrictions; and

•	uncertainty of the effective protection of the Company’s intellectual property rights in certain foreign countries

If any of these risks described above materialize, the Company’s international sales could decrease and its foreign operations could suffer.

          The Company is in an extremely competitive market, and if it fails to compete effectively or respond to rapid technological change, the Company’s revenues and market share will be adversely affected

The Company’s business environment and the computer software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company’s competitors include many companies that are larger and more established and have substantially more resources than the Company does. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets which the Company serves. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations.

In order for the Company’s strategy to succeed and to remain competitive, the Company must leverage its core technology to develop new product offerings, update existing features and add new components to its current products such as support for new datatypes and taxonomies for specific vertical markets. These development efforts are expensive, and the Company plans to fund these developments with its existing capital resources, and other sources, such as equity issuances and borrowings, which may be available to it. If these developments do not generate substantial revenues, the Company’s business and results of operations will be adversely affected. The Company cannot assure that it will successfully develop any new products, complete them on a timely basis or at all, achieve market acceptance or generate significant revenues with them.

          The Company designs its products to work with certain systems and changes to these systems may render its products incompatible with these systems, and the Company may be unable to sell its products

The Company’s ability to sell its products depends on the compatibility of its products with other software and hardware products. These products may change or new products may appear that are incompatible with the Company’s products. If the Company fails to adapt its products to remain compatible with other vendors’ software and hardware products or fail to adapt its products as quickly as its competitors, the Company may be unable to sell its products.

          The Company’s software products are complex and may contain errors that could damage its reputation and decrease sales

The Company’s complex software products may contain errors that people may detect at any point in the products’ life cycles. The Company cannot assure that, despite its testing and quality assurance efforts and similar efforts by current and potential customers, errors will not be found. The discovery of an error may result in loss of or delay in market acceptance and sales.

          The Company depends on proprietary technology licensed from third parties; if the Company loses these licenses, it could delay shipments of products incorporating this technology and could be costly

The Company’s products use some of the technology that it licenses from third parties, generally on a nonexclusive basis. The Company believes that there are alternative sources for each of the material components of technology it licenses from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could delay the Company’s ability to ship these products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could harm the Company’s quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company’s products or relating to current or future technologies, the Company cannot assure that it will be able to do so on commercially reasonable terms or at all.

          Because of the technical nature of the Company’s business, its intellectual property is extremely important to its business, and adverse changes to the Company’s intellectual property would harm its competitive position

The Company believes that its success depends, in part, on its ability to protect its proprietary rights and technology. Historically, the Company has relied on a combination of copyright, patents, trademark and trade secret laws, employee confidentiality and invention assignment agreements, distribution and OEM software protection agreements and other methods to safeguard the Company’s technology and software products. Risks associated with the Company’s intellectual property, include the following:

•	pending patent applications may not be issued;

•	intellectual property laws may not protect the Company’s intellectual property rights;

•	third parties may challenge, invalidate, or circumvent any patent issued to the Company;

•	rights granted under patents issued to the Company may not provide competitive advantages to it;

•	unauthorized parties may attempt to obtain and use information that the Company regards as proprietary despite the Company’s efforts to protect its proprietary rights;

•	others may independently develop similar technology or design around any patents issued to the Company; and

•	effective protection of intellectual property rights may be limited or unavailable in some foreign countries in which the Company operates.

          The Company depends on its key personnel, the loss of whom would adversely affect the Company’s business, and the Company may have difficulty attracting and retaining skilled employees

The Company’s success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel, especially Patrick C. Condo, the Company’s President and Chief Executive Officer. The Company generally does not utilize employment agreements for its key employees. The loss of the services of one or more key employees could have a material adverse effect on the Company’s operating results. The Company also believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development, operational personnel and consultants. Competition for such personnel, particularly software developers, professional service consultants and other technical personnel, is intense, and pay scales in the software industry have significantly increased. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

          The Company may not be able to use net operating loss carryforwards

As of January 31, 2004, the Company had net operating loss carryforwards of approximately $154 million. The deferred tax assets representing the benefits of these carryforwards have been offset completely by a valuation allowance due to the Company’s lack of an earnings history. The realization of the benefits of these carryforwards depends on sufficient taxable income in future years. Lack of future earnings could adversely affect the Company’s ability to utilize these carryforwards. Additionally, past or future changes in the Company’s ownership and control could limit the ability to utilize these carryforwards. Despite the carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the United States Internal Revenue Code.

          As of April 30, 2004, the Company’s balances of cash, cash equivalents and short-term investments were approximately $21.5 million. While the Company believes it will have sufficient funds for its operations for at least the next twelve months, it is possible that the Company will need additional capital during or after that time. The Company may need additional capital in the future, and it may not be available on acceptable terms, or at all, and if the Company does not receive any necessary additional capital, it could harm the Company’s financial condition and future prospects

As of April 30, 2004, the Company’s balances of cash, cash equivalents and short-term investments were approximately $21.5 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, during or after that time, the Company may need to raise additional funds for the following purposes:

•	to fund the Company’s operations; including sales, marketing and research and development programs;

•	to fund any growth the Company experiences;

•	to enhance and/or expand the range of products and services the Company offers; for example, the Company may upgrade its existing products or develop new products, and the Company may expand its training and other professional services for its products;

•	to increase the Company’s promotional and marketing activities; or

•	to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities.

          The Company cannot assure that if it needs any additional capital that it will be available, and if so, on terms beneficial to the Company. Historically, the Company has obtained external financing entirely from sales of its common stock. To the extent the Company raises additional capital by issuing equity securities, its shareholders may experience substantial dilution. If the Company is unable to obtain additional capital, it may then attempt to preserve its available resources by various methods including deferring the creation or satisfaction of commitments, reducing expenditures on its research and development programs or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, that inability would have an adverse effect on the Company’s financial position, results of operations and prospects

          The Company’s stock price may fluctuate which may make it difficult to resell shares of the Company’s stock

The market price of the Company’s common stock has been highly volatile. For example, in the first quarter of fiscal year 2005, the market price per share of the Company’s common stock ranged from $2.87 to $5.40. This volatility may adversely effect the price of the Company’s common stock, and its stockholders may not be able to resell their shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility. The Company anticipates that this volatility, which frequently affects the stock of software companies, will continue. Factors that could cause such volatility include:

•	future announcements concerning the Company or its competitors;

•	quarterly variations in the Company’s operating results;

•	actual or anticipated announcements of technical innovations or new product developments by the Company or its competitors;

•	general conditions in the Company’s industry;

•	proprietary or other litigation; and

•	worldwide economic and financial conditions.

On occasion, the equity markets, and in particular the markets for software companies, have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies’ securities even though the fluctuations are often unrelated to the companies’ operating performance.

          The Company’s amended and restated certificate of incorporation, bylaws, ownership and Delaware law contain provisions that could discourage a third party from acquiring the Company and consequently decrease the market value of an investment in the Company’s stock

Some provisions of the Company’s amended and restated certificate of incorporation and bylaws and of Delaware law could delay or prevent a change of control or changes in the Company’s management that a stockholder might consider favorable. Any delay or prevention of a change of control or change in management could cause the market price of the Company’s common stock to decline.

          Allen Holding Inc. and related parties exercise voting control of the Company, and the Company’s other shareholders will not have an effective say in any matters upon which its shareholders vote

Allen Holding Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties, beneficially owns more than 50% of the Company’s voting power, and would therefore be able to control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire the Company and elections of directors. Allen Holding Inc., Mr. Allen and Allen & Company may have interests which are different than the interests of the Company’s other stockholders.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 32% of total revenues in the three months ended April 30, 2004. International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds or EUROs. As of April 30, 2004, approximately 24% and 10% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of April 30, 2004, 3% of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company’s short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from three to six months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company’s exposure to fluctuations in interest rates is limited.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them, on a timely basis, material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	None.

Item 2.	Changes in Securities	None.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Submission of Matters to Vote of Security Holders	None.

Item 5.	Other Information	None.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

10.16	Employment agreement with Steven M. Samowich, dated April 28, 2004

10.17	Employment agreement with John R. Polchin, dated April 1, 2004

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On February 9, 2004, the Company filed a Form 8-K for Item 5, reporting the resignation of James H. Buchanan as Chief Operating Officer.

On March 11, 2004, the Company filed a Form 8-K for Item 12, attaching and incorporating a press release of the Company dated March 10, 2004, reporting the Company’s financial results for the fiscal year ended January 31, 2004.

28

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

June 14, 2004	By: /s/ Patrick C. Condo ————————— Patrick C. Condo President and Chief Executive Officer (Principal Executive Officer)

June 14, 2004	By: /s/ John R. Polchin ————————— John R. Polchin Chief Financial Officer (Principal Financial and Accounting Officer)

29