Form 10-Q
period 2004-07-31
CONVERA CORP
filed 2004-09-10
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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
Yes |_|   No |X|

The number of shares outstanding of the registrant’s Class A common stock as of August 31, 2004 was 34,088,087.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2004

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	July 31, 2004 (Unaudited)	January 31, 2004

Current Assets:
Cash and cash equivalents	$19,354	$30,530
Short term investments	71	71
Accounts receivable, net of allowance for doubtful
accounts of $1,019 and $1,793, respectively	5,212	5,464
Prepaid expenses and other	2,628	2,536

Total current assets	27,265	38,601

Equipment and leasehold improvements, net of
accumulated depreciation of $13,422 and $12,692,
respectively	1,783	1,759
Other assets	1,890	2,225
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of
$646 and $511, respectively	701	835

Total assets	$33,914	$45,695

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,942	$2,615
Accrued expenses	3,498	4,093
Accrued bonuses	413	745
Deferred revenues	3,777	620
Restructuring reserve	720	3,720

Total current liabilities	12,350	11,793

Restructuring reserve, net of current portion	425	887
Other long-term liabilities	756	1,647

Total liabilities	13,531	14,327

Commitments and Contingencies
Shareholders’ Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized;
34,844,913 and 34,655,344 shares issued, respectively; 34,060,644
and 33,842,087 shares outstanding, respectively	348	347
Treasury stock at cost, 784,269 and 813,257 shares,
respectively	(1,812)	(1,879)
Additional paid-in capital	1,071,470	1,070,880
Accumulated deficit	(1,048,433)	(1,036,625)
Accumulated other comprehensive loss	(1,190)	(1,355)

Total shareholders’ equity	20,383	31,368

Total liabilities and shareholders’ equity	$33,914	$45,695

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003

Revenues:
License	$2,197	$4,587	$8,053	$8,818
Professional services	1,041	1,467	1,624	2,666
Maintenance	1,829	1,559	3,560	3,089

	5,067	7,613	13,237	14,573

Cost of revenues:
License	$468	$521	$1,127	$952
Professional services	802	1,375	1,518	2,792
Maintenance	436	503	958	966

	1,706	2,399	3,603	4,710

Gross margin:	3,361	5,214	9,634	9,863

Operating expenses:
Sales and marketing	4,302	4,634	9,316	9,333
Research and product development	3,632	3,219	7,272	6,500
General and administrative	2,506	2,233	4,922	4,524
Restructuring charges	—	295	—	621

	10,440	10,381	21,510	20,978

Operating loss	(7,079)	(5,167)	(11,876)	(11,115)

Interest income, net	30	50	68	101

Net loss	$(7,049)	$(5,117)	$(11,808)	$(11,014)

Basic and diluted net loss per common share	$(0.21)	$(0.18)	$(0.35)	$(0.38)
Weighted-average number of common shares
outstanding - basic and diluted	34,039,718	29,209,859	33,988,518	29,122,798

Other comprehensive loss:

Net loss	$(7,049)	$(5,117)	$(11,808)	$(11,014)
Foreign currency translation adjustment	(20)	136	165	(107)

Comprehensive loss	$(7,069)	$(4,981)	$(11,643)	$(11,121)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended July 31,
	2004	2003

Cash Flows from Operating Activities:
Net loss	$(11,808)	$(11,014)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	742	868
Provision for doubtful accounts	—	200
Amortization of developed technologies	135	135
Equity compensation	681	171
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	260	(837)
Prepaid expenses and other assets	243	(24)
Accounts payable, accrued expenses and accrued
bonuses	396	691
Restructuring reserve	(362)	(732)
Deferred revenues	55	701
Long-term payables	(891)	—

Net cash used in operating activities	(10,549)	(9,841)

Cash Flows from Investing Activities:
Proceeds from maturities of investments, net	—	14,986
Purchases of equipment and leasehold improvements	(785)	(190)

Net cash (used in) provided by investing activities	(785)	14,796

Cash Flows from Financing Activities:
Proceeds from the private placement of stock, net	—	16,032
Proceeds from the issuance of common stock, net	(39)	78
Proceeds from the exercise of stock options	16	83

Net cash (used in) provided by financing activities	(23)	16,193

Effect of Exchange Rate Changes on Cash	181	(45)

Net (Decrease) Increase in Cash and Cash Equivalents	(11,176)	21,103

Cash and Cash Equivalents, beginning of period	30,530	10,412

Cash and Cash Equivalents, end of period	$19,354	$31,515

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(1)	THE COMPANY

Convera Corporation (“Convera” or the “Company”) was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).

As of July 31, 2004, and 2003, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned more than 50% of the voting power of Convera.

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

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general economic conditions on demand for the Company’s products and services, including reduced corporate IT spending and lengthier sales cycles; the delay or deferral of customer software implementations; the potential for U.S. Government agencies from which the Company has historically derived a significant portion of its revenues to be subject to budget cuts; a dependence on international sales; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; and the availability of additional capital financing on terms acceptable to the Company, if at all.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and six-month periods ended July 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include an allowance for doubtful accounts receivable, estimates for restructuring reserves, recoverability of deferred tax assets and recoverability of goodwill and other intangible assets. Actual results could differ from those estimates.

The effects of changes in foreign currency exchange rates (principally changes in the value of the British Pound in terms of U.S. Dollars) on the Company’s financial position are reflected on the Company’s balance sheet as a separate component of shareholders’ equity under “Accumulated other comprehensive loss.”Generally, the functional currency of a foreign operation is deemed to be the local country’s currency. Consequently, for financial reporting purposes, assets and liabilities of the Company’s operations outside the U.S. are translated into U.S. Dollars using the exchange rate in effect as of the balance sheet date. Revenues and expenses for those operations are translated using the average exchange rate for the period.

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

To the extent that a discount exists in a multiple element or “bundled”arrangement that includes a software license, the Company attributes that discount entirely to the delivered elements utilizing the residual method as described in paragraph 12 of SOP 97-2 as amended by SOP 98-9. The Company generally utilizes the residual methodology for recognizing revenue related to multi-element software agreements. Under the residual methodology, the Company recognizes the arrangement fee as follows: (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. This assumes that (a) all other applicable revenue recognition criteria in SOP 97-2 are met and (b) the fair value of all of the undelivered elements is less than the arrangement fee.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003

Net loss, as reported	$(7,049)	$(5,117)	$(11,808)	$(11,014)
Stock-based compensation, as reported	389	171	681	171
Total stock-based compensation determined
under fair value based method for all
awards	(1,739)	(1,779)	(3,262)	(3,384)

Pro forma net loss	$(8,399)	$(6,725)	$(14,389)	$(14,227)

Basic and diluted net loss per common share,
as reported	($ 0.21)	($ 0.18)	($ 0.35)	($ 0.38)

Basic and diluted net loss per common share,
pro forma	($ 0.25)	($ 0.23)	($ 0.42)	($ 0.49)

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

	Three Months Ended July 31,		Six Months Ended July 31,

	2004	2003	2004	2003

Expected volatility	91%	96%	91%	97%
Risk free interest rates	3.82%	2.55%	3.73%	2.75%
Dividend yield	None	None	None	None
Expected lives	5 Years	5 Years	5 Years	5 Years

The weighted average fair value of stock options granted under the Company’s stock option plans during the three months ended July 31, 2004 and 2003 were $2.05 and $3.25, respectively, and during the six months ended July 31, 2004 and 2003 were $2.14 and $3.00, respectively.

During fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several senior officers of the Company were awarded an aggregate of 1,800,000 shares of deferred stock with a various vesting provisions, of which an aggregate of 1,150,000 shares of deferred stock were outstanding as of July 31, 2004. Pursuant to Mr. Condo’s May 2003 deferred stock agreement as amended in May 2004, Mr. Condo was awarded 600,000 deferred shares of the Company’s common stock. Under the amended agreement, 150,000 shares of common stock vest on each consecutive one-year anniversary of the date of grant as long as Mr. Condo remains continuously employed with the Company through such vesting date. Notwithstanding such vesting schedule, all of the deferred shares will vest on the earlier occurrence of Mr. Condo’s termination of employment without cause, death or disability or a change of control of the Company. On May 20, 2004, in accordance with the terms of the amended deferred stock agreement, 150,000 shares vested and the Company withheld 48,675 of the shares at a cost of approximately $121,000 to fulfill Mr. Condo’s tax obligation with respect to the award. The deferred stock covering the remaining 700,000 shares, which is held by several senior officers, has a five-year cliff vesting provision, or vests immediately upon a change in control. The weighted-average fair value of the awards granted in fiscal year 2004 was $4.84 based on the market price of the Company’s stock on the date of award. Compensation cost for Mr. Condo’s stock award is expensed on a straight-line basis over the four-year vesting period. Compensation cost for the remaining 700,000 shares is expensed on a straight-line basis over the five-year vesting period.

Compensation expense, net of reversals for terminated employees, recorded by the Company in the accompanying consolidated statements of operations are set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,

	2004	2003	2004	2003

Research and development costs	$223	$—	$388	$—
Sales and marketing costs	—	—	(3)	—
General and administrative costs	166	171	296	171

	$389	$171	$681	$171

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

The Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The main provisions of FIN 46 are effective beginning in financial statements for interim periods ending after March 15, 2004 (except for certain VIE structures that had an earlier effective date). The Company does not have any VIEs and consequently this Interpretation does not have an effect on its consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003

Numerator:
Net loss	$(7,049)	$(5,117)	$(11,808)	$(11,014)

Denominator:
Weighted average number of common shares
outstanding - basic and diluted	34,039,718	29,209,859	33,988,518	29,122,798

Basic and diluted net loss per common share	$(0.21)	$(0.18)	$(0.35)	$(0.38)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003

Stock options	26,573	357,683	174,608	186,138
Deferred stock	—	40,809	7,971	—
Warrants	—	75,539	—	70,877

	26,573	474,031	182,579	257,015

(5)	RESTRUCTURINGS

In fiscal year 2002, as a result of the Company’s decision to exit the interactive media services market and in response to the downturn in the economy, the Company adopted several restructuring plans. The Company continued to reduce its workforce in fiscal years 2003 and 2004 in an effort to reduce operating costs and increase efficiencies.

FY02 Q2 Restructuring

On May 10, 2001, the Company announced a restructuring plan in response to the downturn in the economy and in conjunction with the integration of the IMS division’s operations following the Combination. The restructuring resulted in a reduction of Convera’s total workforce by 22 employees, including 17 individuals from the Company’s engineering group and 5 individuals from the business development group. As a result, the Company recorded a restructuring charge of $2,933 during the second quarter of fiscal year 2002. As of January 31, 2003 payments related to employee severance and contractual obligations have been paid in full. During the current fiscal year the Company paid down remaining facility costs of $90 in the second quarter and a total $162 during the six-month period ended July 31, 2004, respectively. The Company expects to settle the remaining accrual of $309 related to facility closings over the term of the related facility lease, which is through February 2006.

FY02 Q3 Restructuring

On October 3, 2001, the Company announced an additional restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, Convera RetrievalWare® and Convera Screening Room®. The Company also announced that it was eliminating operations supporting the digital content security and interactive services business units and closing offices in Hillsboro, Oregon and Lafayette, Colorado. As a result of the restructuring in the third quarter of fiscal year 2002, Convera’s total workforce was reduced by an additional 66 employees, including 44 employees from the engineering group, 13 from the professional services and training groups, seven from the G&A group and two from the marketing group.

The Company recorded restructuring charges in the third quarter of fiscal year 2002 of $5,195, including approximately $880 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1,169 for employee termination costs and approximately $3,146 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado. As of January 31, 2003 payments related to employee severance and contractual obligations have been paid in full. During the current fiscal year the Company paid down remaining facility costs of $111 in the second quarter and a total $200 during the six-month period ended July 31, 2004, respectively. The Company expects to settle the remaining accrual of $836 related to facility closings over the term of the related facility lease, which is through February 2006.

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

FY04 Q1 Restructuring

During the first quarter of the fiscal year 2004, the Company adopted a restructuring plan in its continued effort to make operations more efficient. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the G&A group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $326 related to terminated employee severance costs. Severance costs related to this restructuring have been paid in full as of January 31, 2004.

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

The following table sets forth a summary of all of the restructuring plans implemented by the Company with payments made or remaining accruals recorded through July 31, 2004. Each plan includes a summary of the restructuring charges, the payments made against those charges, non-cash adjustments made and the remaining restructuring liability as of July 31, 2004:

Restructuring Plan	Employee termination costs	Estimated costs of facilities closing	Contractual obligations	Total

FY02 Q2 Accruals	$409	$2,066	$458	$2,933
FY02 payments	(332)	(241)	(458)	(1,031)
FY02 Non-cash adjustment(a)	—	(796)	—	(796)

Balance 1/31/02	77	1,029	—	1,106
FY03 payments	—	(291)	—	(291)
FY03 Non-cash adjustment(a)	(77)	—	—	(77)

Balance 1/31/03	—	738	—	738
FY04 payments	—	(267)	—	(267)

Balance 1/31/04	—	471	—	471
FY05 payments	—	(162)	—	(162)

Balance 7/31/04	$—	$309	$—	$309

FY02 Q3 Accruals	$1,169	$3,146	$880	$5,195
FY02 payments	(1,030)	(118)	(430)	(1,578)
FY02 Non-cash adjustment(a)	—	(973)	—	(973)

Balance 1/31/02	139	2,055	450	2,644
FY03 payments	(36)	(435)	(130)	(601)
FY03 Non-cash adjustment(a)	(103)	(245)	—	(348)

Balance 1/31/03	—	1,375	320	1,695
FY04 payments	—	(339)	(320)	(659)

Balance 1/31/04	—	1,036	—	1,036
FY05 payments	—	(200)	—	(200)

Balance 7/31/04	$—	$836	$—	$836

FY03 Q4 Accruals	$448	$—	$—	$448
FY03 payments	(61)	—	—	(61)

Balance 1/31/03	387	—	—	387
FY04 payments	(387)	—	—	(387)

Balance 1/31/04	$—	$—	$—	$—

FY04 Q1 Accruals	$326	$—	$—	$326
FY04 payments	(326)	—	—	(326)

Balance 1/31/04	$—	$—	$—	$—

FY04 Q2 Accruals	$295	$—	$—	$295
FY04 payments	(295)	—	—	(295)

Balance 1/31/04	$—	$—	$—	$—

(a) Non-cash charges represent the write-down of facility improvements included in the estimated costs of facilities closings and adjustments to the restructuring accrual, as costs related to employee terminations were less than originally estimated.

The Company paid an aggregate of approximately $201 and $694 against the restructuring reserve during the quarters ended July 31, 2004 and 2003, respectively. During the six-month periods ended July 31, 2004 and 2003 the Company paid an aggregate of approximately $362 and $1,353 against the restructuring reserve, respectively. As of July 31, 2004, unpaid amounts of $720 and $425 have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet.

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

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Sales to Customers:
United States	$3,707	$4,893	$9,295	$9,762
United Kingdom	1,168	1,436	3,336	2,151
All Other	192	1,284	606	2,660

	$5,067	$7,613	$13,237	$14,573

Major Customers

For the three and six month periods ended July 31, 2004, revenues derived from sales to agencies of the U.S. Government were approximately $2,376 and $6,226, representing 47% and 47% of total revenues, respectively. For the three and six month periods ended July 31, 2003, revenues derived from sales to agencies of the U.S. Government were approximately $3,043 and $6,158 representing 40% and 42% of total revenues, respectively. One reseller customer accounted for approximately 12% and 24% of the Company’s total revenues for the three and six-month periods ended July 31, 2004, respectively. Additionally one individual customer accounted for approximately 11% of the Company’s total revenues for the first six months of the current fiscal year. No single customer accounted for 10% or more of the Company’s total revenues for the three and six-month periods ended July 31, 2003.

(7)	INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2005, the Company expects that it will generate additional NOLs for the remainder of the year. As of July 31, 2004, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of July 31, 2004.

(8)	CONTINGENCIES

On November 1, 2001, DSMC, Incorporated (“DSMCi”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi’s trade secrets, and engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), an affiliate of the National Geographic Society, to obtain access to DSMCi’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. NGTL intervened in the litigation as a co-defendant with Convera, and filed counterclaims against DSMCi. Convera moved to compel arbitration of DSMCi’s claims; the District Court denied the motion, and Convera filed an interlocutory appeal. The D.C. Circuit, in November 2003, ruled that it did not have jurisdiction to consider the appeal. The litigation is now in the discovery phase in the District Court. The Company continues to investigate the allegations and at this time believes that they are without merit. Beyond it’s legal costs no amounts have been recorded in the Company’s financial statements related to this complaint.

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

(9)	SUBSEQUENT EVENTS

On August 18, 2004, the Company announced that in support of its continuing efforts to reach profitability the Company has made revisions to its expense structure. As part of the restructuring, the Company reduced its personnel related costs, eliminated certain marketing programs, renegotiated real estate obligations and decreased other general operating expenses. The restructuring, which will be detailed in the Company’s Form 10Q for the period ended October 31, 2004, is expected to result in annualized savings of approximately $12 million that will begin to be realized during the fourth quarter of fiscal 2005. The Company expects to record a restructuring charge during its third fiscal quarter related to this effort.

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

The Company believes RetrievalWare 8, its “flagship” product, has unique capabilities supporting the needs of customers in government, life sciences, financial and publishing markets that will enable it to capitalize on current market opportunities and achieve its operational goals. Going forward, the Company expects to focus a substantial amount of the Company’s resources on further penetration of national security and defense initiatives with the United States and its allies. An important objective in this market is to substantially upgrade existing installations of older versions of RetrievalWare to RetrievalWare 8 and its categorization and dynamic classification software. In the commercial sector, the Company will continue to focus on the financial and life sciences verticals and anticipates stronger emphasis on the publishing vertical, to capitalize on the alignment between customer requirements in that sector and the Company’s categorization and classification software within RetrievalWare 8.

Management’s main objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue opportunities to determine the market sectors in which the Company should concentrate its sales and marketing efforts. The Company’s business environment and the computer software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company competes particularly intensely within the commercial sector where its market position is not as strong as it is within the government sector. The Company’s competitors include many companies that are larger and more established and have substantially more resources than it does. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. To address the competition, the Company will continue to invest in research and development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company will also make additional investments in specific product features to better serve the needs of customers looking for online customer service and support solutions. Additionally, the Company announced in the second quarter of the current fiscal year that it has embarked on an advanced development effort focused on applying the Company’s existing technology to assist customers in locating contextually relevant information from the World Wide Web (“the Web”). This development effort has progressed to a software prototype aimed at fully indexing the Web. In concert with this effort, Convera has, as of August 2004, executed an enterprise hosting service agreement with AT&T to host this service offering and has incurred capital outlays limited to equipment, personnel and general operating costs. Upon a successful completion of the prototype, currently set for late October 2004, the Company will then announce a timeframe for commercial availability.

In 2002 and 2003, the Company’s results of operations were impacted by the general downturn in the economy, which resulted in a lengthier sales cycle, particularly in the commercial marketplace. Further, reduced information technology budgets and customer cash constraints caused by the difficult business environment negatively impacted its business. Through a number of reorganizations during fiscal years 2002 through 2004, the Company aligned its resources in an effort to ensure it continued to capitalize on markets that have been consistently successful, including the federal government, and to focus more resources on those areas of the commercial business that present vertical market opportunities. The reorganizations, which are described in this section and elsewhere in this Form 10-Q, streamlined the professional services, customer support and sales organizations through reductions in headcount to improve the productivity of each of those organizations as well as reduced management personnel and other overhead costs in the marketing, development and administrative organizations within the Company. On August 18, 2004, the Company announced that it has made further revisions to its expense structure. As part of the restructuring, the Company reduced its personnel related costs, eliminated certain marketing programs, renegotiated real estate obligations and decreased other general operating expenses. The restructuring, which will be detailed in the Company’s Form 10Q for the period ended October 31, 2004, is expected to result in annualized savings of approximately $12 million that will begin to be realized during the fourth quarter of fiscal 2005. The Company expects to record a restructuring charge during its third fiscal quarter related to this effort. Management continually assesses historical results as well as future opportunities to determine whether resources are aligned appropriately. Where necessary, additional changes will be made to the organization to ensure that the Company continues to focus on achieving profitable operating results. A detailed review of the numerous risks and challenges facing the Company is contained in the Forward Looking Statements section beginning on page 23.

Results of Operations

For the quarter ended July 31, 2004, total revenues were $5.1 million, a decrease of 33% from total revenues of $7.6 million in the same quarter last year. The net loss for the quarter ended July 31, 2004 was $7.0 million, or $0.21 per common share, compared to a net loss of $5.1 million, or $0.18 per common share in the second quarter last year. For the six months ended July 31, 2004, total revenues were $13.2 million, a decrease of 9% from total revenues of $14.6 million reported for the corresponding period last year. The net loss for the first half of the current fiscal year was $11.8 million, or $0.35 per common share, compared to a net loss of $11.0 million, or $0.38 per common share in the same period last fiscal year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and six month periods ended July 31, 2004 and 2003, respectively (dollars in thousands).

	Components of Revenues and Expenses Three Months Ended July 31,				Increase (Decrease)
	2004		2003
Revenues:	$	%	$	%	%

License	$2,197	43%	$4,587	60%	-52%
Professional services	1,041	21%	1,467	19%	-29%
Maintenance	1,829	36%	1,559	21%	17%

	$5,067	100%	$7,613	100%	-33%

Cost of revenues:
License	$468	9%	$521	7%	-10%
Professional services	802	16%	1,375	18%	-42%
Maintenance	436	9%	503	7%	-13%

	$1,706	34%	$2,399	32%	-29%

Gross margin:	$3,361	66%	$5,214	68%	-36%

Operating expenses:
Sales and marketing	$4,302	85%	$4,634	61%	-7%
Research and product development	3,632	72%	3,219	42%	13%
General and administrative	2,506	49%	2,233	29%	12%
Restructuring charge	—	0%	295	4%	-100%

Total expenses	$10,440	206%	$10,381	136%	1%

Operating loss	(7,079)		(5,167)
Interest income, net	30		50

Net loss	$(7,049)		$(5,117)

	Components of Revenues and Expenses Six Months Ended July 31,				Increase (Decrease)
	2004		2003
Revenues:	$	%	$	%	%

License	$8,053	61%	$8,818	61%	-9%
Professional services	1,624	12%	2,666	18%	-39%
Maintenance	3,560	27%	3,089	21%	15%

	$13,237	100%	$14,573	100%	-9%

Cost of revenues:
License	$1,127	9%	$952	6%	18%
Professional services	1,518	11%	2,792	19%	-46%
Maintenance	958	7%	966	7%	-1%

	$3,603	27%	$4,710	32%	-24%

Gross margin:	$9,634	73%	$9,863	68%	-2%

Operating expenses:
Sales and marketing	$9,316	70%	$9,333	64%	0%
Research and product development	7,272	55%	6,500	45%	12%
General and administrative	4,922	37%	4,524	31%	9%
Restructuring charge	—	0%	621	4%	-100%

Total expenses	$21,510	162%	$20,978	144%	3%

Operating loss	(11,876)		(11,115)
Interest income, net	68		101

Net loss	$(11,808)		$(11,014)

Revenues

License revenues decreased 52% to $2.2 million for the three months ended July 31, 2004 from $4.6 million for the three months ended July 31, 2003. The decrease in license revenues is primarily attributable to the Company’s commercial and international sectors, in which license revenues decreased 84% and 59%, respectively. Federal revenues declined 22% compared to the same quarter last year. Revenues for the international and federal sectors were negatively impacted by a delay in closing several deals, while the commercial sector continued to experience industry-wide weakness. License revenues for the six months ended July 31, 2004 were $8.1 million, a decrease of 9% from license revenues of $8.8 million reported for the corresponding period last year. Federal license revenues for the six-month period increased 9% over the same period last year, while commercial and international license revenues decreased 38% and 10%, respectively. The overall number of transactions generating license revenue was down for the three and six months periods ended July 31, 2004 by approximately 40% and 25%, respectively, from the corresponding periods last year.

Services revenues, which include amounts generated through software implementation, training and other professional services, decreased 29% to $ 1.0 million for the three months ended July 31, 2004 from $1.5 million for the three months ended July 31, 2003. Services revenues for the international and federal sectors decreased 70% and 50%, respectively, while commercial services revenues increased 86% over the second quarter last year. For the six months ended July 31, 2004, services revenues declined to $1.6 million from $2.7 million in the same period last year. The decrease in service revenues generated in the international and federal sectors in the current quarter and the first half compared to the same periods of last year is primarily the result of the completion of significant services engagements in these sectors during the prior fiscal year. Commercial services revenues increased during the three and six-month periods of the current fiscal year compared to last year due to a significant services agreement signed in the second fiscal quarter of the current year.

Software maintenance and customer support revenues increased 17% to $1.8 million for the quarter ended July 31, 2004 from $1.6 million in the same quarter last year. For the six months ended July 31, 2004, software maintenance and customer support revenues increased 15% to $3.6 million from $3.1 million in the prior year period. The increase in maintenance revenues in the current quarter and six-month period compared to the same periods last year is due to growth in license revenues in fiscal year 2004 and the associated increase in new maintenance revenues.

For the three and six months ended July 31, 2004, total revenues derived from sales to agencies of the Federal government were approximately $2.4 million and $6.2 million, representing 47% of total revenues in each period. No single customer accounted for 10% or more of the Company’s revenues for the current fiscal quarter. One reseller customer accounted for approximately 12% and 24% of the Company’s total revenues for the three and six-month periods ended July 31, 2004, respectively. Additionally one individual customer accounted for approximately 11% of the Company’s total revenues for the first six months of the current fiscal year. No single customer accounted for 10% or more of the Company’s revenues for the three and six months ended July 31, 2003.

Revenues from international operations are generated primarily from software licenses and related support services with various European commercial and government customers. The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom, historically with offices in Germany and France. As of July 31, 2004 the French office has been closed. CTIL revenues decreased 48% for the three months ended July 31, 2004 to $1.3 million from $2.5 million in the second quarter last year. For the six months ended July 31, 2004, revenues from CTIL decreased 15% to $3.9 million from $4.6 million in the comparable period last year.

Cost of Revenues

Cost of license revenues decreased 10% to $468,000 in the second quarter of the current year from $521,000 in the second quarter last year. The decrease in cost of license revenues is primarily attributable to the decline in license revenues in the current quarter. Cost of license revenues as a percentage of license revenues was 21% in the current quarter compared to 11% in the same quarter last year. For the six months ended July 31, 2004, cost of license revenues increased 18% to $1.1 million from $1.0 million in the first six months of last year. As a percentage of license revenues, cost of license revenues was 14% and 11% for the six months ended July 31, 2004 and 2003, respectively. An increase in third party licensing costs and amortization of prepaid third-party licensing costs accounts for the increase in cost of licenses as a percentage of revenues for the three and six-month periods ended July 31, 2004.

Cost of services revenues of $0.8 million for the three months ended July 31, 2004 decreased 42% from $1.4 million in the second quarter last fiscal year. Cost of services revenues as a percentage of services revenues was 77% in the current quarter compared to 93% in the same quarter last year. For the first six months of the current fiscal year, cost of services revenues decreased to $1.5 million from $2.8 million in the first six months of last year. As a percentage of services revenues, cost of services revenues were 93% and 104% for the six months ended July 31, 2004 and 2003, respectively. The decrease in cost of services for the three and six month periods compared to last year is attributable to the completion in the prior fiscal year of two large services contracts. Overall headcount in the service related departments decreased from 21 in the second quarter of the prior fiscal year to 19 in the second quarter of the current fiscal year.

Cost of maintenance revenues of $436,000 for the three months ended July 31, 2004 decreased by 13% compared with the second quarter of last fiscal year. As a percentage of maintenance revenues, cost of maintenance was 23% for the current quarter compared to 32% for the second fiscal quarter last year. For the six months ended July 31, 2004, cost of maintenance revenues of $1.0 million decreased 1% from the comparable period last year. Cost of maintenance revenues as a percentage of maintenance revenues was 27% in the six months ended July 31, 2004 compared to 31% in the same period last year. The decrease in cost of maintenance revenues as compared to the second quarter last year was due to the reduction of personnel in the customer support organization. There were three fewer employees in the organization at July 31, 2004 compared to July 31, 2003.

Operating expenses

Sales and marketing expenses decreased 7% in the quarter ended July 31, 2004 to $4.3 million from $4.6 million in the second quarter last year, representing 85% and 61% of total revenues, respectively. For the first six months of the current fiscal year, sales and marketing expenses were flat compared to the corresponding period last year. Sales and marketing expenses represented 70% of total revenues for the six months ended July 31, 2004 compared to 64% of revenues for the six months ended July 31, 2003. The decrease in sales and marketing expenses in the current quarter is primarily attributable to a decline in personnel-related marketing expenses.

Total research and product development costs increased 13% to $3.6 million in the current quarter compared to $3.2 million in the same quarter last year. Research and product development costs as a percentage of total revenues were 72% in the current quarter compared to 42% in the second quarter last year. For the six months ended July 31, 2004, research and development costs increased 12% to $7.3 million from $6.5 million in the comparable period last year, representing 55% and 45% of total revenues, respectively. The increase compared to last year was due to personnel-related costs associated with the advanced development program focused on applying the Company’s existing technology to assist customers in locating contextually relevant information on the World Wide Web and to $0.4 million of non-cash compensation expense related to a grant of deferred stock in the fourth quarter of fiscal year 2004. There were 90 employees in the research and development organization at July 31, 2004 compared to 77 at July 31, 2003.

General and administrative expenses increased 12% to $2.5 million in the current quarter from $2.2 million in the second quarter of last year, representing 49% and 29% of total revenues, respectively. For the six months ended July 31, 2004, general and administrative expenses increased 9% to $4.9 million from $4.5 million in the corresponding period last fiscal year, representing 37% and 31% of total revenues, respectively. The increase in general and administrative expenses in the current quarter compared to last year is primarily due to a $0.3 million increase in legal fees for general corporate purposes and the ongoing DSMCi matter. The increase in general and administrative expenses for the six month period ended July 31, 2004 costs is attributable to recruiting and severance costs related to executive management changes and increased corporate expense of $0.1 million, primarily legal fees. Also contributing to the increase was an additional $0.1 million in the current year for non-cash compensation expense associated with a deferred stock grant to the Chief Executive Officer under the Company’s 2000 Stock Option Plan.

Restructuring charges.

There was no restructuring charge recorded in the second quarter or first six months of the current fiscal year. During the first quarter of fiscal year 2004, the Company adopted a restructuring plan as a result of continued efforts to streamline operations. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the general and administrative group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees. The Company estimated that annualized expense and cash savings resulting from the termination of employees would be approximately $1.7 million, which included approximately $1.3 million in estimated sales and marketing expense savings, approximately $0.3 million in estimated general and administrative expense savings, and approximately $0.1 million in estimated research and development expense savings. The savings were estimated to begin being realized in the second quarter of fiscal year 2004. In the second quarter of fiscal year 2004, the Company announced an additional reduction in force. As a result of this action, the Company reduced its workforce by 17 employees worldwide, including nine individuals from the engineering group, three from the sales group, three from the professional services group and two from the marketing group. The Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees. The Company estimated that annualized expense and cash savings resulting from the second fiscal quarter termination of employees would be approximately $2.2 million, which included approximately $1.0 million in estimated sales and marketing expense savings, approximately $1.0 million in estimated research and development expense savings, and approximately $0.2 million in estimated cost of revenues savings. The savings were estimated to begin being realized in the third fiscal quarter of fiscal year 2004.

Interest income, net

Net interest income decreased to $30,000 for the second quarter of the current fiscal year, compared to $50,000 in the second quarter of last fiscal year. For the six months ended July 31, 2004, net interest income decreased to $68,000 from $101,000 in the same period last year. The decrease in both periods is a result of lower interest income due to a lower level of invested funds as well as lower interest rates.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at July 31, 2004 as compared to January 31, 2004 is summarized below (in thousands).

	July 31, 2004	January 31, 2004	Change

Cash and cash equivalents	$19,354	$30,530	$(11,176)
Investments	71	71	—

Total	$19,425	$30,601	$(11,176)

During the six months ended July 31, 2004, the Company used cash of $10.5 million to fund operating activities, compared to $9.8 million used in the same period last year. The net loss of $11.8 million was offset by non-cash charges totaling $1.5 million including depreciation of $0.7 million, amortization of developed technology of $0.1 million, and amortization of deferred stock compensation of $0.7 million. Decreases to accounts receivable and prepaid expenses and other assets provided $0.3 million and $0.2 million, respectively. Increases to accounts payable, accrued expenses, accrued bonuses and deferred revenues provided cash of $0.4 million, while decreases to the restructuring reserve and other long-term liabilities used $1.3 million. During the six months ended July 31, 2003, the Company used cash of $9.8 million to fund operating activities. The net loss of $11.0 million was offset by non-cash charges totaling $1.4 million including depreciation of $0.9 million, bad debt expense of $0.2 million, amortization of $0.1 million, and amortization of deferred stock compensation of $0.2 million. Increases in accounts payable, accrued expenses and accrued bonuses as well as an increase in deferred revenues provided $1.4 million, while increases in accounts receivable, prepaid expenses and other assets used $0.9 million. The decrease in the restructuring reserve used a net of $0.7 million.

For the six months ended July 31, 2004, cash flows from investing activities used $0.8 million related to purchases of equipment and leasehold improvements. For the six months ended July 31, 2003, net cash provided from the maturity of U.S. Treasury Bills provided $15.0 million while purchases of equipment and leasehold improvements used cash of $0.2 million.

Financing activities used cash of $23,000 for the six months ended July 31, 2004. Approximately $82,000 was provided by the issuance of stock under the employee stock purchase plan, offset by repurchase of shares totaling $121,000. $16,000 was provided by the exercise of employee stock options. Financing activities provided cash of $16.2 million for the six months ended July 31, 2003. The net proceeds were $16.0 million and this was provided through a private placement of 4,714,111 shares of common stock to a group of unaffiliated institutional investors at a purchase price of $3.60 per share. Approximately $78,000 was provided from the issuance of stock under the employee stock purchase plan, and $83,000 was provided from the exercise of employee stock options.

At July 31, 2004 the Company’s balance of cash, cash equivalents and short-term investments was $ 19.4 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for at least the next twelve months. Excluding the cash acquired as part of the Combination and other acquisitions, the Company has historically been entirely funded by sales of its common stock If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:

Contractual Obligations

	Payments Due By Period (in thousands)

	Total	2005	2006	2007	2008

Operating leases	$3,973	$1,433	$1,662	$815	$63
Purchase obligations	826	717	106	3	—
Other contractual obligations	2,752	1,105	1,647	—	—

Total	$7,551	$3,255	$3,415	$818	$63

•	Operating lease obligations — represents the minimum lease rental payments under noncancelable leases, primarily for the Company’s office space and operating equipment in various locations around the world.

•	Purchase obligations — represent an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company expects to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

•	Other contractual obligations — represents the principal amounts due on outstanding contractual obligations relating to a separation agreement with a former executive and a settlement agreement between the Company and Intel Corporation, current and long-term, as of July 31, 2004.

Forward Looking Statements

Certain written and oral statements made by the Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words “believe,”“expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to volume growth, share of sales and earnings per share growth and statements expressing general optimism about future operating results are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements:

        The Company has had a history of operating losses and may incur future losses; if the Company is unable to achieve profitability, the Company’s stock price will likely suffer and steps which the Company may take to reduce its expenditures or preserve its existing funds could harm its sales and financial results

The Company believes that its future profitability will depend on its ability to effectively market existing and newly developed software products through a balanced multi-channel distribution network. The Company cannot assure that its costs to develop, introduce and promote enhanced or new products will not exceed its expectations, or that these products will generate revenues sufficient to offset these expenses. The Company has operated at a loss for each of the past three fiscal years. For the fiscal years ended January 31, 2004, 2003, and 2002, the Company’s net losses were approximately $18.1 million, $29.1 million, and $910.5 million, respectively. For the six months ended July 31, 2004, the Company had a net loss of $11.8 million. These losses include the Company’s expenditures associated with selling software products and further developing software products during these years. The Company plans to continue to invest in these programs and, accordingly, it cannot assure that its operating losses will not continue in the future. Continued losses could reduce the Company’s liquidity and negatively affect its stock price. As of July 31, 2004, the Company’s balances of cash, cash equivalents and short-term investments were approximately $19.4 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations will be sufficient to fund its operations for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, if, at any point, due to continued losses, the Company ceases to have sufficient funds to continue its operations, it would need to decrease its expenditures (although at this point the Company cannot accurately predict the amount of that decrease). As a result of any decrease in expenditures, the Company may need to terminate employees, curtail research and development programs and take other steps to reduce the amount of funds it expends in its operations. This could have a negative effect on the Company’s ability to develop product improvements or new products that will achieve market acceptance. This could in turn, have a negative impact on the Company’s sales and financial results.

        The Company experiences quarterly fluctuations in its operating results, which may adversely affect its stock prices; for example, the Company’s total revenues in the first quarter of fiscal year 2005 were $8.2 million, but its total revenues in the second quarter of fiscal year 2005 were $5.1 million, and the price per share of its common stock during those two quarters ranged from $2.16 to $5.40

The Company’s quarterly operating results have varied substantially in the past and are likely to continue to vary substantially from quarter to quarter in the future, due to a variety of factors including the following:

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

In particular, the Company’s period-to-period operating results have historically been significantly dependent upon the timing of the closing of significant license agreements. Because purchasing the Company’s products often requires significant capital investment, its customers may defer or decide not to make their purchases. This means sales can involve long sales cycles of six months or more. The Company derives a significant portion of its revenues from sales to agencies of the U.S. Government, and, therefore, the budget cycle of the U.S. Government impacts the Company’s total revenues. In certain financial quarters, the Company has derived a significant portion of its revenues from a single customer. For example, revenues derived from one reseller customer accounted for approximately 24% of the Company’s total revenues for the first six months of fiscal year 2005. The Company has generally recorded a significant portion of its total quarterly license revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. This is in part because customers tend to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue. Despite these uncertainties in the Company’s revenue patterns, it bases its operating expenses upon anticipated revenue levels, and the Company incur them on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company’s business, operating results and financial condition would be materially adversely affected.

In addition, steps which the Company has taken or may take in the future to control operating expenses may hamper its development, sales and marketing efforts and, ultimately, its operating results. For instance, the Company aligned its resources through a number of reorganizations during fiscal years 2002 through 2005 to attempt to capitalize on markets that have been consistently successful for it. These reorganizations were intended to streamline the Company’s professional services, customer support and sales organizations by reducing the number of its employees to improve the productivity of each of those organizations as well as by reducing management personnel and other overhead costs in its marketing, development and administrative organizations. However, the loss of key personnel in such restructurings and any severance and other costs incurred in such restructurings could negatively affect the Company’s quarterly operating results and adversely affect its stock price.

        The Company derives a significant portion of its revenues from sales to U.S. Government agencies; (for example, for the quarter ended July 31, 2004, total revenues derived from sales to agencies of the U.S. Government represented approximately 47% of the Company’s total revenues); U.S. Government agencies are subject to budget cuts and, consequently, the Company may lose revenues upon which it has historically relied, and a change in the size and timing of the Company’s U.S. Government contracts may materially affect the Company’s operating results

For the quarter ended July 31, 2004, total revenues derived from sales to agencies of the U.S. Government were approximately $2.4 million, representing 47% of total revenues. For the quarter ended July 31, 2003, total revenues derived from sales to agencies of the U.S. Government were approximately $3.0 million, representing 40% of total revenues. While the U.S. Government has recently increased spending on defense and homeland security initiatives, many government agencies have had budget freezes or reductions which may adversely impact their purchasing decisions and timing. The Company is actively pursuing several opportunities for business with certain U.S. Government agencies. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on the Company’s future operating results and financial position. There can be no assurance that the Company will complete any of these potential transactions.

        The Company depends on international sales, particularly in the United Kingdom, Germany and France; (for example, for the quarter ended July 31, 2004, total revenues derived from international sales represented approximately 26% of the Company’s total revenues); any economic downturn, changes in laws, changes in currency exchange rates or political unrest in those countries could have a material adverse effect on the Company’s business

For the quarter ended July 31, 2004, total revenues derived from international sales were approximately $1.3 million, representing approximately 26% of total revenues. For the quarter ended July 31, 2003, revenues derived from international sales were approximately $2.5 million, representing approximately 33% of total revenues. Most of the Company’s international sales are in the United Kingdom, Germany and France. The Company’s international operations have historically exposed it to longer accounts receivable and payment cycles and fluctuations in currency exchange rates. International sales are made mostly from the Company’s foreign subsidiary and are denominated in British pounds or EUROs. As of July 31, 2004, approximately 11% and 25% of the Company’s total consolidated accounts receivable were denominated in British pounds or EUROs, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on the Company’s foreign subsidiary’s sales are charged to the Company’s foreign subsidiary and recorded as intercompany receivables on the books of the Company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company’s foreign subsidiary are translated into U.S. dollars in consolidation. Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

        The Company designs its products to work with certain systems and changes to these systems may render its products incompatible with these systems, and the Company may be unable to sell its products

The Company’s ability to sell its products depends on the compatibility of its products with other software and hardware products. These products may change or new products may appear that are incompatible with the Company’s products. If the Company fails to adapt its products to remain compatible with other vendors’software and hardware products or fail to adapt its products as quickly as its competitors, the Company may be unable to sell its products.

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

        As of July 31, 2004, the Company’s balances of cash, cash equivalents and short-term investments were approximately $19.4 million. While the Company believes it will have sufficient funds for its operations for at least the next twelve months, it is possible that the Company will need additional capital during or after that time. The Company may need additional capital in the future, and it may not be available on acceptable terms, or at all, and if the Company does not receive any necessary additional capital, it could harm the Company’s financial condition and future prospects

As of July 31, 2004, the Company’s balances of cash, cash equivalents and short-term investments were approximately $19.4 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, during or after that time, the Company may need to raise additional funds for the following purposes:

•	to fund the Company’s operations; including sales, marketing and research and development programs;

•	to fund any growth the Company experiences;

•	to enhance and/or expand the range of products and services the Company offers; for example, the Company may upgrade its existing products or develop new products, including products capable of searching and/or indexing the Web, and the Company may expand its training and other professional services for its products;

•	to increase the Company’s promotional and marketing activities; or

•	to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities.

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

The market price of the Company’s common stock has been highly volatile. For example, in the first six months of fiscal year 2005, the market price per share of the Company’s common stock ranged from $2.16 to $5.40. This volatility may adversely effect the price of the Company’s common stock, and its stockholders may not be able to resell their shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility. The Company anticipates that this volatility, which frequently affects the stock of software companies, will continue. Factors that could cause such volatility include:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 26% of total revenues in the three months ended July 31, 2004. International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds or EUROs. As of July 31, 2004, approximately 11% and 25% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of July 31, 2004, 3% of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company’s short-term investments consist primarily of U.S. Government treasury bills, with maturity dates ranging from three to six months. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company’s exposure to fluctuations in interest rates is limited.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them, on a timely basis, material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. In addition, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	None.

Item 2.	Changes in Securities	None.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Submission of Matters to Vote of Security Holders

The 2004 Annual Meeting of Shareholders was held July 20, 2004. The following individuals were elected to serve as the Board of Directors for terms expiring at the 2005 Annual Meeting:

	Number of Shares Voted
	For	Withheld

Ronald J. Whittier	27,577,336	419,514
Herbert A. Allen	27,607,331	389,519
Herbert A. Allen III	27,557,792	439,058
Patrick C. Condo	27,606,530	390,320
Stephen D. Greenberg	27,549,557	447,293
Eli S. Jacobs	27,955,646	41,204
Donald R. Keough	27,605,586	391,264
William S. Reed	27,607,356	389,494
Carl J. Rickertsen	27,955,641	41,209
Jeffrey White	27,955,646	41,204

Item 5.	Other Information	None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On May 5, 2004, the Company filed a Form 8-K for Item 5, reporting that Mr. John R. Polchin was appointed the Company’s new Chief Financial Officer.

On May 13, 2004, the Company filed a Form 8-K for Item 5, reporting that Mr. Steven M. Samowich was appointed the Company’s new Chief Operating Officer. Additionally, the Company reported that its 2004 Annual Meeting of Shareholders was to take place on July 20, 2004.

On May 26, 2004, the Company filed a Form 8-K for Item 12, attaching and incorporating a press release of the Company dated May 26, 2004, reporting the Company’s financial results for the quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 10, 2004	CONVERA CORPORATION By: /s/ Patrick C. Condo —————————————— Patrick C. Condo President and Chief Executive Officer (Principal Executive Officer)

September 10, 2004	By: /s/ John R. Polchin —————————————— John R. Polchin Chief Financial Officer (Principal Financial and Accounting Officer)