Form 10-Q
period 2004-10-31
CONVERA CORP
filed 2004-12-14
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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
Yes |_| No |X|

The number of shares outstanding of the registrant’s Class A common stock as of December 13, 2004, 2004 was 37,948,903.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2004

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	October 31, 2004 (Unaudited)	January 31, 2004

Current Assets:
Cash and cash equivalents	$22,662	$30,530
Short term investments	71	71
Accounts receivable, net of allowance for doubtful
accounts of $890 and $1,793, respectively	6,833	5,464
Prepaid expenses and other	2,274	2,536

Total current assets	31,840	38,601

Equipment and leasehold improvements, net of
accumulated depreciation of $13,827 and $12,692,
respectively	2,158	1,759
Other assets	1,762	2,225
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of
$713 and $511, respectively	633	835

Total assets	$38,668	$45,695

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,802	$2,615
Accrued expenses	3,331	4,093
Accrued bonuses	300	745
Deferred revenues	3,869	620
Restructuring reserve	793	3,720

Total current liabilities	11,095	11,793

Restructuring reserve, net of current portion	265	887
Other long-term liabilities	485	1,647

Total liabilities	11,845	14,327

Commitments and Contingencies
Shareholders’ Equity:
Common stock Class A, $0.01 par value,
100,000,000 shares authorized; 38,413,557
and 34,655,344 shares issued, respectively;
37,656,731 and 33,842,087 shares
outstanding, respectively	384	347
Treasury stock at cost, 756,826 and 813,257 shares,
respectively	(1,748)	(1,879)
Additional paid-in capital	1,082,594	1,070,880
Accumulated deficit	(1,052,951)	(1,036,625)
Accumulated other comprehensive loss	(1,456)	(1,355)

Total shareholders’ equity	26,823	31,368

Total liabilities and shareholders’ equity	$38,668	$45,695

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003

Revenues:
License	$3,043	$6,279	$11,096	$15,097
Professional services	1,274	741	2,898	3,407
Maintenance	1,813	1,677	5,373	4,766

	6,130	8,697	19,367	23,270

Cost of revenues:
License	$516	$368	$1,643	$1,320
Professional services	1,074	963	2,591	3,755
Maintenance	428	534	1,387	1,500

	2,018	1,865	5,621	6,575

Gross margin:	4,112	6,832	13,746	16,695

Operating expenses:
Sales and marketing	2,931	4,375	12,246	13,708
Research and product development	3,039	2,894	10,311	9,395
General and administrative	2,187	2,908	7,109	7,432
Restructuring charges	518	—	518	620

	8,675	10,177	30,184	31,155

Operating loss	(4,563)	(3,345)	(16,438)	(14,460)

Interest income, net	45	44	112	145

Net loss	$(4,518)	$(3,301)	$(16,326)	$(14,315)

Basic and diluted net loss per common share	$(0.13)	$(0.10)	$(0.47)	$(0.47)
Weighted-average number of common shares
outstanding - basic and diluted	35,824,046	33,800,142	34,604,827	30,699,046

Other comprehensive loss:

Net loss	$(4,518)	$(3,301)	$(16,326)	$(14,315)
Foreign currency translation adjustment	(385)	(214)	(220)	(321)

Comprehensive loss	$(4,903)	$(3,515)	$(16,546)	$(14,636)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended October 31,
	2004	2003

Cash Flows from Operating Activities:
Net loss	$(16,326)	$(14,315)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,084	1,279
Provision for doubtful accounts	119	189
Amortization of intangible assets	202	202
Equity compensation	1,049	390
Changes in operating assets and liabilities, net of effects
from acquisition:
Accounts receivable	(1,321)	(329)
Prepaid expenses and other assets	736	588
Accounts payable, accrued expenses and accrued
bonuses	(1,047)	455
Restructuring reserve	(449)	(1,153)
Deferred revenues	132	1,436
Long-term payables	(1,162)	—

Net cash used in operating activities	(16,983)	(11,258)

Cash Flows from Investing Activities:
Proceeds from maturities of investments, net	—	19,982
Purchases of equipment and leasehold improvements	(1,495)	(363)

Net cash (used in) provided by investing activities	(1,495)	19,619

Cash Flows from Financing Activities:
Proceeds from the private placement of stock, net	10,300	16,032
Proceeds from the issuance of common stock, net	136	110
Proceeds from the exercise of stock options	397	149
Proceeds from the issuance of warrants, net	—	369

Net cash provided by financing activities	10,833	16,660

Effect of Exchange Rate Changes on Cash	(223)	(360)

Net (decrease) increase in Cash and Cash Equivalents	(7,868)	24,661

Cash and Cash Equivalents, beginning of period	30,530	10,412

Cash and Cash Equivalents, end of period	$22,662	$35,073

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except share and per share data)

(1)	THE COMPANY

Convera Corporation (“Convera” or the “Company”) was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).

As of October 31, 2004, and 2003, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned more than 50% of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and professional services. Further, as previously announced, the Company has embarked on an advanced Web indexing development initiative focused on applying portions of the Company’s existing technology to the World Wide Web (the “Web”). This development initiative is presently in “Alpha” stage and as such, no revenues have been earned from this effort as of October 31, 2004.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; reduced customer demand for the Company’s products and services; continued success in technological advances and development including the previously announced Web indexing initiative; the delay or deferral of customer software implementations; the potential for U.S. Government agencies from which the Company has historically derived a significant portion of its revenues to be subject to budget cuts; a dependence on international sales; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; the availability of additional capital financing on terms acceptable to the Company, if at all; and the present ownership structure of the Company which includes Allen Holdings Inc. and related parties who exercise voting control of the Company such that other shareholders will not have an effective say in any matters upon which its shareholders vote.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and nine-month periods ended October 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2005.

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

	Three Months Ended October 31,		Nine Months Ended October 31,

	2004	2003	2004	2003

Net loss, as reported	$(4,518)	$(3,301)	$(16,326)	$(14,315)
Stock-based compensation, as reported	368	219	1,049	390
Total stock-based compensation determined
under fair value based method for all
awards	(1,616)	(1,834)	(4,875)	(5,218)

Pro forma net loss	$(5,766)	$(4,916)	$(20,152)	$(19,143)

Basic and diluted net loss per common share,
as reported	($ 0.13)	($ 0.10)	($ 0.47)	($ 0.47)

Basic and diluted net loss per common share,
pro forma	($ 0.16)	($ 0.15)	($ 0.58)	($ 0.62)

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

	Three Months Ended October 31,		Nine Months Ended October 31,

	2004	2003	2004	2003

Expected volatility	91%	94%	91%	96%
Risk free interest rates	3.93%	3.25%	3.85%	2.87%
Dividend yield	None	None	None	None
Expected lives	5 Years	5 Years	5 Years	5 Years

The weighted average fair value of stock options granted under the Company’s stock option plans during the three months ended October 31, 2004 and 2003 were $1.63 and $3.09, respectively, and during the nine months ended October 31, 2004 and 2003 were $1.83 and $3.03, respectively.

During fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several senior officers of the Company were awarded an aggregate of 1,800,000 shares of deferred stock with various vesting provisions, of which an aggregate of 1,150,000 shares of deferred stock were outstanding as of October 31, 2004. Pursuant to Mr. Condo’s (“the CEO”) May 2003 deferred stock agreement, as amended in May 2004, the CEO was awarded 600,000 deferred shares of the Company’s common stock. This award is part of the aforementioned 1,800,000 shares of deferred stock. Under the amended agreement, 150,000 shares of common stock vest on each consecutive one-year anniversary of the date of grant as long as the CEO remains continuously employed with the Company through such vesting date. Notwithstanding such vesting schedule, all of the deferred shares will vest on the earlier occurrence of the CEO’s termination of employment without cause, death or disability or a change of control of the Company. On May 20, 2004, in accordance with the terms of the amended deferred stock agreement, 150,000 shares vested and the Company withheld 48,675 of the shares at a cost of approximately $121,000 to fulfill the CEO’s tax obligation with respect to the award. The deferred stock covering the remaining 700,000 shares, which is held by three senior officers, has a five-year cliff vesting provision, or vests immediately upon a change in control. The weighted-average fair value of the awards granted in fiscal year 2004 was $4.84 based on the market price of the Company’s stock on the date of award. Compensation cost for the CEO’s stock award is expensed on a straight-line basis over the four-year vesting period. Compensation cost for the remaining 700,000 shares is expensed on a straight-line basis over the five-year vesting period.

Compensation expense, net of reversals for terminated employees, recorded by the Company in the accompanying consolidated statements of operations are set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,

	2004	2003	2004	2003

Research and development costs	$193	$—	$581	$—
Sales and marketing costs	—	—	(3)	—
General and administrative costs	175	219	471	390

	$368	$219	$1,049	$390

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

Reclassifications

Certain amounts presented in the prior year’s financial statements have been reclassified to conform with the fiscal year 2005 presentation.

(3)	NET LOSS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003

Numerator:
Net loss	$(4,518)	$(3,301)	$(16,326)	$(14,315)

Denominator:
Weighted average number of common shares
outstanding - basic and diluted	35,824,046	33,800,142	34,604,827	30,699,046

Basic and diluted net loss per common share	$(0.13)	$(0.10)	$(0.47)	$(0.47)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003

Stock options	618,205	239,494	649,363	202,071
Deferred stock	47,743	67,799	56,482	27,743
Warrants	—	73,209	—	71,694

	665,948	380,502	705,485	301,508

(4)	RESTRUCTURINGS

In fiscal year 2002, as a result of the Company’s decision to exit the interactive media services market and in response to the downturn in the economy, the Company adopted several restructuring plans. The Company has continued to reduce its workforce in fiscal years 2003 through 2005 in an effort to reduce operating costs and increase efficiencies.

FY02 Q2 Restructuring

On May 10, 2001, the Company announced a restructuring plan in response to the downturn in the economy and in conjunction with the integration of the IMS division’s operations following the Combination. The restructuring resulted in a reduction of Convera’s total workforce by 22 employees, including 17 individuals from the Company’s engineering group and 5 individuals from the business development group. As a result, the Company recorded a restructuring charge of $2,933 during the second quarter of fiscal year 2002. As of January 31, 2003 payments related to employee severance and contractual obligations have been paid in full. During the current fiscal year the Company paid down remaining facility costs of $72 in the third quarter and a total $234 during the nine-month period ended October 31, 2004, respectively. The Company expects to settle the remaining accrual of $237 related to facility closings over the term of the related facility lease, which is through February 2006.

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

The Company recorded restructuring charges in the third quarter of fiscal year 2002 of $5,195, including approximately $880 in costs incurred under contractual obligations with no future economic benefit to the Company, accruals of approximately $1,169 for employee termination costs and approximately $3,146 related to future facility losses for the offices closed in Hillsboro, Oregon and Lafayette, Colorado. As of January 31, 2003 payments related to employee severance and contractual obligations have been paid in full. During the current fiscal year the Company paid down remaining facility costs of $88 in the third quarter and a total $288 during the nine-month period ended October 31, 2004, respectively. The Company expects to settle the remaining accrual of $748 related to facility closings over the term of the related facility lease, which is through February 2006.

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

FY05 Q3 Restructuring

On August 18, 2004, the Company announced that it was enacting further cost reduction measures to more closely align its expense structure with expected future revenue streams. As part of the restructuring, the Company reduced its personnel related costs, eliminated certain marketing programs, renegotiated real estate obligations and decreased other general operating expenses. The restructuring is expected to result in annualized savings of approximately $12 million that will begin to be realized during the fourth quarter of fiscal 2005. As a result of this action, the Company reduced its workforce by 36 employees worldwide, including 13 individuals from the engineering group, six from the sales group, nine from the professional services group, four from the marketing group and four from the G&A group. In the current quarter the Company recorded a restructuring charge of $518 related to severance costs for terminated employees. The Company paid $445 of the severance costs in the third quarter and expects to settle the remaining balance of $73 by the close of the current fiscal year.

The following table sets forth a summary of all of the restructuring plans implemented by the Company with payments made or remaining accruals recorded through October 31, 2004. Each plan includes a summary of the restructuring charges, the payments made against those charges, non-cash adjustments made and the remaining restructuring liability as of October 31, 2004:

Restructuring Plan	Employee Termination Costs	Estimated Costs of Facility Actions	Contractual Obligations	Total

FY02 Q2 Accruals	$409	$2,066	$458	$2,933
FY02 payments	(332)	(241)	(458)	(1,031)
FY02 Non-cash adjustment (a)	—	(796)	—	(796)

Balance 1/31/02	77	1,029	—	1,106
FY03 payments	—	(291)	—	(291)
FY03 Non-cash adjustment (a)	(77)	—	—	(77)

Balance 1/31/03	—	738	—	738
FY04 payments	—	(267)	—	(267)

Balance 1/31/04	—	471	—	471
FY05 payments	—	(234)	—	(234)

Balance 10/31/04	$—	$237	$—	$237

FY02 Q3 Accruals	$1,169	$3,146	$880	$5,195
FY02 payments	(1,030)	(118)	(430)	(1,578)
FY02 Non-cash adjustment(a)	—	(973)	—	(973)

Balance 1/31/02	139	2,055	450	2,644
FY03 payments	(36)	(435)	(130)	(601)
FY03 Non-cash adjustment(a)	(103)	(245)	—	(348)

Balance 1/31/03	—	1,375	320	1,695
FY04 payments	—	(339)	(320)	(659)

Balance 1/31/04	—	1,036	—	1,036
FY05 payments	—	(288)	—	(288)

Balance 7/31/04	$—	$748	$—	$748

FY03 Q4 Accruals	$448	$—	$—	$448
FY03 payments	(61)	—	—	(61)

Balance 1/31/03	387	—	—	387
FY04 payments	(387)	—	—	(387)

Balance 1/31/04	$—	$—	$—	$—

FY04 Q1 Accruals	$326	$—	$—	$326
FY04 payments	(326)	—	—	(326)

Balance 1/31/04	$—	$—	$—	$—

FY04 Q2 Accruals	$295	$—	$—	$295
FY04 payments	(295)	—	—	(295)

Balance 1/31/04	$—	$—	$—	$—

FY05 Q3 Accruals	$518	$—	$—	$518
FY05 payments	(445)	—	—	(445)

Balance 10/31/04	$73	$—	$—	$73

(a) Non-cash charges represent the write-down of facility improvements included in the estimated costs of facilities closings and adjustments to the restructuring accrual, as costs related to employee terminations were less than originally estimated.

The Company paid an aggregate of approximately $605 and $420 against the restructuring reserve during the quarters ended October 31, 2004 and 2003, respectively. During the nine-month periods ended October 31, 2004 and 2003 the Company paid an aggregate of approximately $967 and $1,773 against the restructuring reserve, respectively. As of October 31, 2004, unpaid amounts of $793 and $265 have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet.

(5)	SEGMENT REPORTING

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

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	Three Months Ended October 31,		Nine Months Ended October 31,

	2004	2003	2004	2003

Sales to Customers:
United States	$4,082	$7,838	$13,378	$17,599
United Kingdom	1,964	255	5,299	2,407
All Other	84	604	690	3,264

	$6,130	$8,697	$19,367	$23,270

Major Customers

For the three and nine month periods ended October 31, 2004, revenues derived from sales to agencies of the U.S. Government were approximately $2,901 and $9,126 representing 47% and 47% of total revenues, respectively. For the three and nine month periods ended October 31, 2003, revenues derived from sales to agencies of the U.S. Government were approximately $6,665 and $12,823 representing 77% and 55% of total revenues, respectively. One reseller customer accounted for approximately 11% and 20% of the Company’s total revenues for the three and nine-month periods ended October 31, 2004, respectively. Revenues derived from one customer accounted for approximately 39% and 15% of the Company’s total revenues for the three and nine-month periods ended October 31, 2003, respectively.

(6)	INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2005, the Company expects that it will generate additional NOLs for the remainder of the year. As of October 31, 2004, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to predict sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of October 31, 2004.

(7)	CONTINGENCIES

On November 1, 2001, DSMC, Incorporated (“DSMCi”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi’s trade secrets, and engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), an affiliate of the National Geographic Society, to obtain access to DSMCi’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. NGTL intervened in the litigation as a co-defendant with Convera, and filed counterclaims against DSMCi. Convera moved to compel arbitration of DSMCi’s claims; the District Court denied the motion, and Convera filed an interlocutory appeal. The D.C. Circuit, in November 2003, ruled that it did not have jurisdiction to consider the appeal. The litigation is in the discovery phase in the District Court. The Company continues to investigate the allegations and at this time believes that they are without merit. Beyond it’s legal costs no amounts have been recorded in the Company’s financial statements related to this complaint.

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

(8)	SUBSEQUENT EVENTS

On December 10, 2004 the Company announced a re-alignment of its operational infrastructure. This action included a general workforce reduction, facility consolidations, reduced marketing related expenses and decreased other general operating costs. Additionally, the Company will transfer certain existing personnel resources to the Company’s previously announced Web indexing initiative. As part of this restructuring, the Company also announced that it will increase its focus on accelerating its Web indexing development activities and will seek to advance the Company’s existing presence in the high-end search market, specifically within the law enforcement and intelligence gathering community as well as the media, entertainment and publishing sectors.

These expense adjustments are in support of the Company’s continuing efforts to reach profitability and as such are expected to position the Company’s Intranet search products business (e.g. RetrievalWare®) to reach net income profitability. The Company expects to increase the level of investment in its Web indexing initiative and, as previously disclosed may elect to seek funding sources for this development effort over the coming quarters. The restructuring, which will be detailed in the Company’s Form 10-K for the year ended January 31, 2005, is expected to result in annualized savings of approximately $10 million that will begin to be realized during the first quarter of fiscal year 2006. The Company expects to record a restructuring charge of approximately $800,000 during its fourth fiscal quarter related to this effort.

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

The Company believes RetrievalWare®, its “flagship” product, has unique capabilities supporting the needs of customers within government agencies, the media, entertainment and publishing arena and the life science sector that will enable it to capitalize on current market opportunities and achieve its operational goals. Going forward, the Company expects to focus a substantial amount of resources on further penetration of the national security, defense, law enforcement and intelligence gathering community with the United States and its allies. An important objective in this market is to upgrade existing installations of older versions of RetrievalWare® to the RetrievalWare® 8 platform that includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing software capabilities.

Further, the Company also expects to increase its efforts with regard to the previously announced Web indexing initiative. This research and development initiative is an advanced effort aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the World Wide Web. The Company has advanced the platform to an Alpha stage as of October 31, 2004 and has entered into a hosting facility agreement with AT&T in anticipation of a commercial launch of this service offering sometime during fiscal year 2006. In assessing the commercial sector, the Company will now look to focus a majority of its efforts on the media, entertainment and publishing sector for both RetrievalWare® and the emerging Web indexing technology. This is to capitalize on the alignment between customer requirements within this sector seeking both Intranet and Web-based search and categorization technologies. Commercial opportunities outside of these areas will continue to be evaluated but will not be a primary focus going-forward.

Management’s primary objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue opportunities to determine the market sectors in which the Company should concentrate its sales and marketing efforts. The Company’s business environment and the computer software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company competes particularly intensely within the commercial sector where its market position has not been as strong as it has been within the government sector. As such, the Company has elected to focus the majority of it efforts within the commercial setting on the media, entertainment and publishing sectors. The Company believes this segment may afford greater opportunities when compared to addressing a wide array of commercial market segments. The Company’s competitors include many companies that are larger and more established and have substantially more resources. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. To address the competition, the Company will continue to invest in research and development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company will also make additional investments in specific product features to better serve the needs of customers looking for online customer service and support solutions. Additionally, as the Company announced in the second quarter of the current fiscal year, it has embarked on an advanced development effort focused on applying the Company’s existing technology to assist customers in locating contextually relevant information from the World Wide Web (“the Web”). In concert with this effort, Convera has, as of August 2004, executed an enterprise hosting service agreement with AT&T to host this service offering and has incurred capital outlays limited to equipment, personnel and general operating costs. The Company successfully completed it’s internal October 2004 development milestone surrounding this effort and is now advancing its activities towards securing a 1 billion page Web index by early calendar 2005. At such time, the Company will announce a timeframe for commercial availability. The Company expects to continue to increase its investment in this initiative and may also elect to seek funding sources for this development effort over the coming quarters.

In 2002 and 2003, the Company’s results of operations were impacted by the general downturn in the economy, which resulted in a lengthier sales cycle, particularly in the commercial marketplace. Further, reduced information technology budgets and customer cash constraints caused by the difficult business environment negatively impacted its business. Through a number of reorganizations during fiscal years 2002 through 2005, the Company aligned its resources in an effort to ensure it continued to capitalize on markets that have been consistently successful, including the federal government, and to focus more resources on those areas of the commercial business that present vertical market opportunities. The reorganizations, which are described in this section and elsewhere in this Form 10-Q, streamlined the professional services, customer support and sales organizations through reductions in headcount to improve the productivity of each of those organizations as well as reduced management personnel and other overhead costs in the marketing, development and administrative organizations within the Company.

On August 18, 2004, the Company announced that it has made further revisions to its expense structure. As part of the restructuring, the Company reduced its personnel related costs, eliminated certain marketing programs, renegotiated real estate obligations and decreased other general operating expenses. The restructuring is expected to result in annualized savings of approximately $12 million that will begin to be realized during the fourth quarter of fiscal 2005. The Company recorded a restructuring charge of $518 during the current fiscal quarter related to this effort.

Further, on December 10, 2004 the Company announced an additional re-alignment of its operational infrastructure. This action included a general workforce reduction including the transfer of certain resources to the Company’s previously announced Web indexing initiative, facility consolidations, reduced marketing related expenses and decreased other general operating costs. As part of this restructuring, the Company also announced that it will increase its focus on accelerating its Web indexing development activities and will seek to advance the Company’s existing presence in the high-end search market, specifically within the law enforcement and intelligence gathering community as well as the media, entertainment and publishing sectors. These expense adjustments are in support of the Company’s continuing efforts to reach profitability and as such are expected to position the Company’s Intranet search products business (e.g. RetrievalWare®) to reach net income profitability. The Company expects to increase the level of investment in its Web indexing initiative and as previously disclosed may elect to seek funding sources for this development effort over the coming quarters. The restructuring, which will be detailed in the Company’s Form 10-K for the period ended January 31, 2005, is expected to result in annualized savings of approximately $10 million that will begin to be realized during the first quarter of fiscal 2006. The Company expects to record a restructuring charge during its fourth fiscal quarter related to this effort. Management continually assesses historical results as well as future opportunities to determine whether resources are aligned appropriately. Where necessary, additional changes will be made to the organization to ensure that the Company continues to focus on achieving profitable operating results. A detailed review of the numerous risks and challenges facing the Company is contained in the Forward Looking Statements section beginning on page 25.

Results of Operations

For the quarter ended October 31, 2004, total revenues were $6.1 million, a decrease of 30% from total revenues of $8.7 million in the same quarter last year. The net loss for the quarter ended October 31, 2004 was $4.5 million, or $0.13 per common share, compared to a net loss of $3.3 million, or $0.10 per common share in the third quarter last year. For the nine months ended October 31, 2004, total revenues were $19.4 million, a decrease of 17% from total revenues of $23.3 million reported for the corresponding period last year. The net loss for the first nine months of the current fiscal year was $16.3 million, or $0.47 per common share, compared to a net loss of $14.3 million, or $0.47 per common share in the same period last fiscal year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and nine month periods ended October 31, 2004 and 2003, respectively (dollars in thousands).

Components of Revenue and Expenses Three Months Ended October 31,
	2004		2003		Increase/ (Decrease)

	$	%	$	%	%

Revenues:
License	$3,043	50%	$6,279	72%	-52%
Professional services	1,274	21%	741	9%	72%
Maintenance	1,813	29%	1,677	19%	8%

	6,130	100%	8,697	100%	-30%

Cost of revenues:
License	516	8%	368	4%	40%
Professional services	1,074	18%	963	11%	12%
Maintenance	428	7%	534	6%	-20%

	2,018	33%	1,865	21%	8%

Gross margin:	4,112	67%	6,832	79%	-40%

Operating expenses:
Sales and marketing	2,931	48%	4,375	50%	-33%
Research and product development	3,039	50%	2,894	33%	5%
General and administrative	2,187	36%	2,908	33%	-25%
Restructuring charges	518	8%	—	0%	0%

Total expenses	8,675	142%	10,177	117%	-15%

Operating loss	(4,563)		(3,345)
Interest income, net	45		44

Net loss	$(4,518)		$(3,301)

Components of Revenue and Expenses Nine Months Ended October 31,
	2004		2003		Increase/ (Decrease)

	$	%	$	%	%

Revenues:
License	$11,096	57%	$15,097	65%	-27%
Professional services	2,898	15%	3,407	15%	-15%
Maintenance	5,373	28%	4,766	20%	13%

	19,367	100%	23,270	100%	-17%

Cost of revenues:
License	1,643	8%	1,320	5%	24%
Professional services	2,591	13%	3,755	16%	-31%
Maintenance	1,387	7%	1,500	6%	-8%

	5,621	28%	6,575	27%	-15%

Gross margin:	13,746	71%	16,695	72%	-18%

Operating expenses:
Sales and marketing	12,246	63%	13,708	59%	-11%
Research and product development	10,311	53%	9,395	40%	10%
General and administrative	7,109	37%	7,432	32%	-4%
Restructuring charges	518	3%	620	3%	-16%

Total expenses	30,184	156%	31,155	134%	-3%

Operating loss	(16,438)		(14,460)
Interest income, net	112		145

Net loss	$(16,326)		$(14,315)

Revenues

License revenues decreased 52% to $3.0 million for the three months ended October 31, 2004 from $6.3 million for the three months ended October 31, 2003. The decrease in license revenues is primarily attributable to a $3.4 million federal enterprise license transaction that was recorded during the year-ago period and the absence of a like sized transaction for the third quarter of fiscal 2005. Federal license revenues decreased by 78% compared to the same period last year due to the aforementioned large transaction. Commercial license revenues decreased by 21% over the same period last year due to fewer new customers during the period. International license revenues increased 221% compared to the same quarter last year due primarily to a large country license renewal that represented approximately 27% of the total International revenue for the quarter. License revenues for the nine months ended October 31, 2004 were $11.1 million, a decrease of 27% from license revenues of $15.1 million reported for the corresponding period last year. International license revenues for the nine-month period increased 15% over the same period last year, while commercial and federal license revenues decreased 32% and 43%, respectively.

Services revenues, which include amounts generated through software implementation, training and other professional services, increased 72% to $ 1.3 million for the three months ended October 31, 2004 from $0.7 million for the three months ended October 31, 2003. Services revenues for the commercial and federal sectors increased 125% and 81%, respectively, while international services revenues decreased 49% over the third quarter last year. For the nine months ended October 31, 2004, services revenues declined 15% to $2.9 million from $3.4 million in the same period last year. This decrease is attributable to the timing of certain services engagements realized within the prior year nine-month period versus the nine-month period of the current fiscal year. Commercial services revenues increased during the three and nine-month periods of the current fiscal year compared to last year due to a significant services agreement signed in the second fiscal quarter of the current year.

Software maintenance and customer support revenues increased 8% to $1.8 million for the quarter ended October 31, 2004 from $1.7 million in the same quarter last year. For the nine months ended October 31, 2004, software maintenance and customer support revenues increased 13% to $5.4 million from $4.8 million in the prior year period. The increase in maintenance revenues in the current quarter and for the nine-month period compared to the same periods last year is due to increased Federal and International client renewals offset by a decline in Commercial compared to last fiscal year.

For the three and nine months ended October 31, 2004, total revenues derived from sales to agencies of the U.S. Federal government were approximately $2.9 million and $9.1 million, representing 47% of total revenues in each period. No single customer accounted for 10% or more of the Company’s revenues for the current fiscal quarter. One reseller accounted for approximately 11% and 20% of the Company’s total revenues for the three and nine-month periods ended October 31, 2004, respectively. Revenues derived from one single customer accounted for 39% and 15% of the Company’s total revenues for the three and nine months ended October 31, 2003, respectively.

Revenues from international operations are generated primarily from software licenses and related support services with various European commercial and government customers. The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom, with offices in Germany and France. As of July 31, 2004 the French office was closed. CTIL revenues increased 155% for the three months ended October 31, 2004 to $2.0 million from $0.8 million in the third quarter last year. For the nine months ended October 31, 2004, revenues from CTIL increased 8% to $6.0 million from $5.5 million in the comparable period last year.

Cost of Revenues

Cost of license revenues increased 40% to $516,000 in the current quarter from $368,000 in the third quarter last year. Cost of license revenues as a percentage of license revenues was 17% in the current quarter compared to 6% in the same quarter last year. For the nine months ended October 31, 2004, cost of license revenues increased 24% to $1.6 million from $1.3 million in the first nine months of last year. As a percentage of license revenues, cost of license revenues was 15% and 9% for the nine months ended October 31, 2004 and 2003, respectively. An increase in third party licensing costs accounts for the increase in cost of licenses as a percentage of revenues for both the three and nine-month periods ended October 31, 2004.

Cost of services revenues of $1.1 million for the three months ended October 31, 2004 increased 12% from $1.0 million in the third quarter last fiscal year. Cost of services revenues as a percentage of services revenues was 84% in the current quarter compared to 130% in the same quarter last year. For the first nine months of the current fiscal year, cost of services revenues decreased to $2.6 million, or 31%, from $3.8 million in the first nine months of last year. As a percentage of services revenues, cost of services revenues were 89% and 110% for the nine months ended October 31, 2004 and 2003, respectively. The increase in cost of service revenues during the current quarter compared to last year is attributable to an increase in Federal services personnel required to address current market opportunities and customer requests. The decrease in the year-to-date costs compared to last year is attributable to lower personnel related costs in both Commercial and International services.

Cost of maintenance revenues of $428,000 for the three months ended October 31, 2004 decreased by 20% compared to $534,00 for the third quarter of the prior fiscal year. As a percentage of maintenance revenues, cost of maintenance was 24% for the current quarter compared to 32% for the third fiscal quarter last year. For the nine months ended October 31, 2004, cost of maintenance revenues of $1.4 million decreased 8% from the comparable period last year. Cost of maintenance revenues as a percentage of maintenance revenues was 26% in the nine months ended October 31, 2004 compared to 31% in the same period last year. The decrease in cost of maintenance revenues as compared to the third quarter last year was due to the reduction of personnel in the customer support organization.

Operating expenses

Sales and marketing expenses decreased 33% in the quarter ended October 31, 2004 to $2.9 million from $4.4 million in the third quarter last year, representing 48% and 50% of total revenues, respectively. For the first nine months of the current fiscal year, sales and marketing expenses decreased 11% compared to the corresponding period last year. Sales and marketing expenses represented 63% of total revenues for the nine months ended October 31, 2004 compared to 59% of revenues for the nine months ended October 31, 2003. The decrease in sales and marketing expense in the current quarter is attributable to three factors; reduced personnel related costs, lower sales commissions and lower marketing program expenses. On a nine month basis, these three factors as well as decreased consulting fees contributed to the lower sales and marketing expenses compared to the same period last fiscal year.

Total research and product development costs increased 5% to $3.0 million in the current quarter compared to $2.9 million in the same quarter last year. Research and product development costs as a percentage of total revenues were 50% in the current quarter compared to 33% in the third quarter last year. For the nine months ended October 31, 2004, research and product development costs increased 10% to $10.3 million from $9.4 million in the comparable period last year, representing 53% and 40% of total revenues, respectively. The Company continues to invest in its Web indexing initiative which is an advanced development program focused on applying portions of the Company’s existing technology to assist customers in locating contextually relevant information on the World Wide Web. This development effort has resulted in increased personnel-related costs in the current fiscal year and the Company expects to continue with this resource allocation.

General and administrative expenses decreased 25% to $2.2 million in the current quarter from $2.9 million in the third quarter of last year, representing 36% and 33% of total revenues, respectively. For the nine months ended October 31, 2004, general and administrative expenses decreased 4% to $7.1 million from $7.4 million in the corresponding period last fiscal year, representing 37% and 32% of total revenues, respectively. The decrease in general and administrative expenses compared to last year is primarily due a decrease in accounting and legal fees in the current quarter and year-to-date periods compared to last fiscal year. Personnel related costs have also contributed to this decrease.

Restructuring charges

On August 18, 2004, the Company adopted a restructuring plan in an effort to further reduce operating costs and streamline operations. As part of the restructuring, the Company reduced its personnel related costs, eliminated certain marketing programs, renegotiated real estate obligations and decreased other general operating expenses. The restructuring is expected to result in annualized savings of approximately $12 million that will begin to be realized during the fourth quarter of fiscal 2005. As a result of this action, the Company reduced its workforce by 36 employees worldwide, including 13 individuals from the engineering group, six from the sales group, nine from the professional services group, four from the marketing group and four from the G&A group. In the current quarter the Company recorded a restructuring charge of $518 related to severance costs for terminated employees. The Company paid $445 of the severance costs in the third quarter and expects to settle the remaining balance of $73 by the close of the current fiscal year.

During the first quarter of fiscal year 2004, the Company adopted a restructuring plan as a part of its continued efforts to streamline operations. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the general and administrative group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees. The Company estimated that annualized expense and cash savings resulting from the termination of employees would be approximately $1.7 million, which included approximately $1.3 million in estimated sales and marketing expense savings, approximately $0.3 million in estimated general and administrative expense savings, and approximately $0.1 million in estimated research and development expense savings. The savings were estimated to begin being realized in the second quarter of fiscal year 2004. In the second quarter of fiscal year 2004, the Company announced an additional reduction in force. As a result of this action, the Company reduced its workforce by 17 employees worldwide, including nine individuals from the engineering group, three from the sales group, three from the professional services group and two from the marketing group. The Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees. The Company estimated that annualized expense and cash savings resulting from the second fiscal quarter termination of employees would be approximately $2.2 million, which included approximately $1.0 million in estimated sales and marketing expense savings, approximately $1.0 million in estimated research and development expense savings, and approximately $0.2 million in estimated cost of revenues savings. The savings were estimated to begin being realized in the third fiscal quarter of fiscal year 2004.

Interest income, net

Net interest income for the third quarter of the current fiscal year is comparable to the third quarter of last fiscal year. For the nine months ended October 31, 2004, net interest income decreased to $112,000 from $145,000 in the same period last year. Interest income in the current quarter was flat compared to the same period last year. Interest rate increases in the current quarter were offset by less invested funds compared the third quarter in the prior fiscal year. The decrease in the year-to-date totals is a result of lower interest income due to lower invested funds.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at October 31, 2004 as compared to January 31, 2004 is summarized below (in thousands).

	October 31, 2004	January 31, 2004	Change

Cash and cash equivalents	$22,662	$30,530	$(7,868)
Investments	71	71	—

Total	$22,733	$30,601	$(7,868)

During the nine months ended October 31, 2004, the Company used cash of $17.0 million to fund operating activities, compared to $11.3 million used in the same period last year. The net loss of $16.3 million was offset by non-cash charges totaling $2.4 million including depreciation of $1.1 million, provision for doubtful accounts of $0.1 million, amortization of developed technology of $0.2 million, and amortization of deferred stock compensation of $1.0 million. Increases to accounts receivable used $1.3 million while decreases to prepaid expenses and other assets provided $0.7 million. Decreases to accounts payable, accrued expenses, accrued bonuses used cash of $1.0 million, while increases to deferred revenues provided cash of $0.1 million. Decreases to the restructuring reserve and other long-term liabilities used cash of $1.6 million. During the nine months ended October 31, 2003, the Company used cash of $11.3 million to fund operating activities. The prior year nine month net loss of $14.3 million was offset by non-cash charges totaling $2.1 million including depreciation of $1.3 million, bad debt expense of $0.2 million, amortization of intangible assets of $0.2 million, and amortization of deferred stock compensation of $0.4 million. Increases in deferred revenues, accounts payable, accrued expenses and accrued bonuses as well as a decrease in prepaid expenses and other assets provided cash of $2.5 million, while an increase in accounts receivable used cash of $0.3 million. The decrease in the restructuring reserve used net cash of $1.2 million.

For the nine months ended October 31, 2004, cash flows from investing activities used cash of $1.5 million related to purchases of equipment and leasehold improvements. For the nine months ended October 31, 2003 cash flows from investing activities provided the Company cash of $19.6 million. Proceeds from the maturity of U.S. treasury bills provided cash of $20.0 million, while purchases of equipment and leasehold improvements used cash of $0.4 million.

Financing activities provided cash of $10.8 million for the nine months ended October 31, 2004. A private placement of 3,433,333 newly-issued shares of common stock to several investors, including affiliates of Allen & Company Incorporated, a significant stockholder of the company, and certain directors resulted in proceeds of $10.3 million. The shares were priced on September 7, 2004 at $3.00 per share, representing a premium to the $2.80 closing market price on such date. Additionally, cash of approximately $0.1 million was provided by the issuance of stock under the employee stock purchase plan and cash of $0.4 million was provided from the exercise of employee stock options. Financing activities provided cash of $16.7 million for the nine months ended October 31, 2003. Net proceeds of $16.0 million were provided by a private placement of 4,714,111 shares of common stock to a group of unaffiliated institutional investors at a purchase price of $3.60 per share. Cash of approximately $0.1 million was provided by the issuance of stock under the employee stock purchase plan, and cash of $0.2 million was provided by the exercise of employee stock options. Net cash proceeds of $0.4 million were provided by the issuance of warrants.

At October 31, 2004 the Company’s balance of cash, cash equivalents and short-term investments was $ 22.7 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for at least the next twelve months. Excluding the cash acquired as part of the Combination and other acquisitions, the Company has historically been entirely funded by sales of its common stock. If actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. The Company has previously disclosed that it may elect to seek additional funding for its Web indexing initiative. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

Contractual Obligations

The Company has the following contractual obligations:

	Payments Due By Period (in thousands)

	Total	2005	2006	2007	2008

Operating leases	$4,483	$883	$2,018	$1,182	$400
Other contractual obligations	2,901	602	2,299	—	—

Total	$7,384	$1,485	$4,317	$1,182	$400

•	Operating lease obligations — represents the minimum lease rental payments under non-cancelable leases, primarily for the Company’s office space and operating equipment in various locations around the world.

•	Other contractual obligations — represents the principal amounts due on outstanding contractual obligations relating to a separation agreement with a former executive, a hosting agreement between the Company and AT&T related to the Company’s Web indexing initiative and a settlement agreement between the Company and Intel Corporation, current and long-term, as of October 31, 2004.

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

The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements:

        The Company has had a history of operating losses and may incur future losses; if the Company is unable to achieve profitability, the Company’s stock price will likely suffer and steps which the Company may take to reduce its expenditures or preserve its existing funds could harm its sales and financial results

The Company believes that its future profitability will depend on its ability to effectively market existing and newly developed software products through a balanced multi-channel distribution network. The Company cannot assure that its costs to develop, introduce and promote enhanced or new products will not exceed its expectations, or that these products will generate revenues sufficient to offset these expenses. The Company has operated at a loss for each of the past three fiscal years. For the fiscal years ended January 31, 2004, 2003, and 2002, the Company’s net losses were approximately $18.1 million, $29.1 million, and $910.5 million, respectively. For the nine months ended October 31, 2004, the Company had a net loss of $16.3 million. These losses include the Company’s expenditures associated with selling software products and further developing software products during these years. The Company plans to continue to invest in these programs and, accordingly, it cannot assure that its operating losses will not continue in the future. Continued losses could reduce the Company’s liquidity and negatively affect its stock price. As of October 31, 2004, the Company’s balances of cash, cash equivalents and short-term investments were approximately $22.7 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations will be sufficient to fund its operations for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, if, at any point, due to continued losses, the Company ceases to have sufficient funds to continue its operations, it would need to decrease its expenditures (although at this point the Company cannot accurately predict the amount of that decrease). As a result of any decrease in expenditures, the Company may need to terminate employees, curtail research and development programs and take other steps to reduce the amount of funds it expends in its operations. This could have a negative effect on the Company’s ability to develop product improvements or new products that will achieve market acceptance. This could in turn, have a negative impact on the Company’s sales and financial results.

        The Company experiences quarterly fluctuations in its operating results, which may adversely affect its stock prices; for example, the Company’s total revenues in the first three quarters of fiscal year 2005 were $8.2 million, $5.1 million and $6.1 million, respectively, and the price per share of its common stock during those quarters ranged from $2.16 to $5.40

The Company’s quarterly operating results have varied substantially in the past and are likely to continue to vary substantially from quarter to quarter in the future, due to a variety of factors including, but not limited to the following:

•	the downturn in capital spending by customers as a result of the current economic slowdown;

•	reduced customer demand for the Company’s products and services;

•	the delay or deferral of customer implementations;

•	the budget cycles of the Company’s customers;

•	seasonality of individual customer buying patterns;

•	an increase in competition in the software industry;

•	the size and timing of individual transactions;

•	the timing of new software introductions and software enhancements by the Company and its competitors;

•	continued success in technological advances and development including the Web initiative;

•	changes in operating expenses and personnel;

•	changes in accounting principles, such as a requirement that stock options be included in compensation, as is currently being considered by Congress and, which, if adopted, would increase the Company’s compensation expense and have a negative effect on earnings;

•	the overall trend towards industry consolidation; and

•	changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

In particular, the Company’s period-to-period operating results have historically been significantly dependent upon the timing of the closing of significant license agreements. Because purchasing the Company’s products often requires significant capital investment, its customers may defer or decide not to make their purchases. This means sales can involve long sales cycles of nine months or more. The Company derives a significant portion of its revenues from sales to agencies of the U.S. Government, and, therefore, the budget cycle of the U.S. Government impacts the Company’s total revenues. In certain financial quarters, the Company has derived a significant portion of its revenues from a single customer. For example, revenues derived from one reseller accounted for approximately 20% of the Company’s total revenues for the first nine months of fiscal year 2005. The Company has generally recorded a significant portion of its total quarterly license revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. The Company expects these revenue patterns to continue. Despite these uncertainties in the Company’s revenue patterns, it bases its operating expenses upon anticipated revenue levels, and the Company incurs them on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company’s business, operating results and financial condition would be materially adversely affected.

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

        The Company derives a significant portion of its revenues from sales to U.S. Government agencies; (for example, for the quarter ended October 31, 2004, total revenues derived from sales to agencies of the U.S. Government represented approximately 47% of the Company’s total revenues); U.S. Government agencies are subject to budget cuts and, consequently, the Company may lose revenues upon which it has historically relied, and a change in the size and timing of the Company’s U.S. Government contracts may materially affect the Company’s operating results

For the quarter ended October 31, 2004, total revenues derived from sales to agencies of the U.S. Government were approximately $2.9 million, representing 47% of total revenues. For the quarter ended October 31, 2003, total revenues derived from sales to agencies of the U.S. Government were approximately $6.7 million, representing 77% of total revenues. While the U.S. Government has recently increased spending on defense and homeland security initiatives, many government agencies have had budget freezes or reductions which may adversely impact their purchasing decisions and timing. The Company is actively pursuing several opportunities for business with certain U.S. Government agencies. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on the Company’s future operating results and financial position. There can be no assurance that the Company will complete any of these potential transactions.

        The Company depends on international sales, particularly in the United Kingdom, Germany and France; (for example, for the quarter ended October 31, 2004, total revenues derived from international sales represented approximately 33% of the Company’s total revenues); any economic downturn, changes in laws, changes in currency exchange rates or political unrest in those countries could have a material adverse effect on the Company’s business

For the quarter ended October 31, 2004, total revenues derived from international sales were approximately $2.0 million, representing approximately 33% of total revenues. For the quarter ended October 31, 2003, revenues derived from international sales were approximately $0.8 million, representing approximately 9% of total revenues. Most of the Company’s international sales are in the United Kingdom, Germany and France. The Company’s international operations have historically exposed it to longer accounts receivable and payment cycles and fluctuations in currency exchange rates. International sales are made mostly from the Company’s foreign subsidiary and are denominated in British pounds or Euros. As of October 31, 2004, approximately 15% and 15% of the Company’s total consolidated accounts receivable were denominated in British pounds or Euros, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on the Company’s foreign subsidiary’s sales are charged to the Company’s foreign subsidiary and recorded as intercompany receivables on the books of the Company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company’s foreign subsidiary are translated into U.S. dollars in consolidation. Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

        As of October 31, 2004, the Company’s balances of cash, cash equivalents and short-term investments were approximately $22.7 million. While the Company believes it will have sufficient funds for its operations for at least the next twelve months, it is possible that the Company will need additional capital during or after that time. The Company may need additional capital in the future, and it may not be available on acceptable terms, or at all, and if the Company does not receive any necessary additional capital, it could harm the Company’s financial condition and future prospects

As of October 31, 2004, the Company’s balances of cash, cash equivalents and short-term investments were approximately $22.7 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, during or after that time, the Company may need to raise additional funds for the following purposes:

•	to fund the Company’s operations; including sales, marketing and research and development programs including the Web initiative;

•	to fund any growth the Company experiences;

•	to enhance and/or expand the range of products and services the Company offers; for example, the Company may upgrade its existing products or develop new products, including products capable of searching and/or indexing the Web, and the Company may expand its training and other professional services for its products;

•	to increase the Company’s promotional and marketing activities; or

•	to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities.

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

The market price of the Company’s common stock has been highly volatile. For example, in the first nine months of fiscal year 2005, the market price per share of the Company’s common stock ranged from $2.16 to $5.40. This volatility may adversely effect the price of the Company’s common stock, and its stockholders may not be able to resell their shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility. The Company anticipates that this volatility, which frequently affects the stock of software companies, will continue. Factors that could cause such volatility include:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom, along with entities established in Paris, France and Munich, Germany, were approximately 33% of total revenues in the three months ended October 31, 2004. International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds or Euros. As of October 31, 2004, approximately 15% and 15% of total consolidated accounts receivable were denominated in British pounds and Euros, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on CTIL sales are charged to CTIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of October 31, 2004, 3% of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company’s short-term investment consists of certificate of deposit pledged as collateral for an office lease. Given the relatively short maturity periods of cash equivalents and short-term investments, the Company’s exposure to fluctuations in interest rates is limited.

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

On September 16, 2004, the Company completed a private placement of 3,433,333 newly-issued shares (the “Shares”) of its common stock to several investors, including affiliates of Allen & Company Incorporated, a significant stockholder of Convera, and certain directors. The shares were priced on September 7, 2004 at $3.00 per share, representing a premium to the $2.80 closing market price on such date, and are subject to a six-month lock-up. The private placement resulted in gross proceeds of $10.3 million. The shares issued in the private placement were issued pursuant to the exemption from registration provided by Section 4(2) and Rule 506 under the Securities Act of 1933, as amended. The Company plans to use the net proceeds to finance ongoing operations and for general corporate purposes, including potential acquisitions.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Submission of Matters to Vote of Security Holders	None.

Item 5.	Other Information	None.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

10.18	Office Lease (1921 Gallows Road, Vienna Virginia) commencing October 6, 2004

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On September 16, 2004, the Company filed a Form 8-K for Item 3, announcing that the Company had completed a private placement of 3,433,333 newly-issued shares of its common stock to several investors, including affiliates of Allen & Company Incorporated, a significant stockholder of Convera, and certain directors.

On August 18, 2004, the Company filed a Form 8-K for Item 12, attaching and incorporating a press release of the Company dated August 18, 2004, reporting the Company’s financial results for the fiscal quarter ended July 31, 2004.

On August 9, 2004, the Company filed a Form 8-K for Item 9, announcing that the Company had embarked on an advanced development effort focused on applying the Company’s existing technology to assist customers in locating contextually relevant information on the World Wide Web (the “Web”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 14, 2004	CONVERA CORPORATION By: /s/ Patrick C. Condo —————————————— Patrick C. Condo President and Chief Executive Officer (Principal Executive Officer)

December 14, 2004	By: /s/ John R. Polchin —————————————— John R. Polchin Chief Financial Officer (Principal Financial and Accounting Officer)