Form 10-K
period 2005-01-31
CONVERA CORP
filed 2005-04-01
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2005

Commission File Number 000-31989

CONVERA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1987541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1921 Gallows Road, Suite 200, Vienna, Virginia	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (703) 761 - 3700

Securities registered pursuant to Section 12(b) of the Act: None

                                      Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2004 (based on the closing sales price as reported on the NASDAQ National Market System) was $34,673,939.

The number of shares outstanding of the registrant’s Class A common stock as of March 11, 2005 was 38,295,688.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III. The Index to Exhibits begins on Page 36

PART I

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

OVERVIEW

Convera designs, develops, markets, implements and supports enterprise search and categorization software solutions that enable a broad range of mission critical applications within government agencies and commercial enterprises. These applications include knowledge management, enterprise portals, intelligence gathering and analysis, safety and national security, law enforcement, research and discovery, regulatory compliance and customer service. Convera believes its flagship enterprise solution, RetrievalWare, offer customers the ability to manage vast stores of unstructured information by providing highly scalable, fast, accurate and secure search capabilities across more than 200 forms of text, video, image and audio information, in more than 45 languages. Convera also offers professional services for its software solutions to ensure Convera products integrate seamlessly into customer environments. Training, consulting and maintenance services are also provided to facilitate optimal use of its technologies.

Convera maintains a portfolio of patented and proprietary technologies. Its core technologies include: advanced computational linguistics and semantic networking that leverage lexical knowledge using built-in knowledge bases to search not only for specific word meanings, but also for related terms and concepts; Adaptive Pattern Recognition Processing (“APRP”) that identifies patterns in digital data, providing the capability to build content-based analysis and retrieval applications for any type of digital information; and intelligent real-time video analysis that detects scene changes as they occur. The Company’s latest software release, RetrievalWare 8, includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing capabilities. In addition, as previously announced, the Company has embarked on an advanced Web indexing development effort focused on applying portions of the Company’s existing core technology to also locate contextually relevant information on the World Wide Web (the “Web”). This next-generation search technology achieved its initial development milestone in October 2004 by creating an “Alpha” stage, search platform for open-source Web content. The Company has since advanced its efforts to “Beta” stage as the technology presently contains more than 1 billion documents in the index. The Company has also entered into a hosting facility agreement with AT&T for this service offering in anticipation of a commercial launch during fiscal 2006.

Convera was established on December 21, 2000 through the combination of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division. All references in this Form 10-K to financial results for the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

As of January 31, 2005 and 2004, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned more than 50% of the voting power of Convera. RetrievalWare and Screening Room are registered trademarks of Convera Corporation or its subsidiaries in the United States and other countries.
1

The Company can be contacted via email at invest@convera.com and visited at its web site, www.convera.com. On our web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholder’s meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our web site are available free of charge. Information on the Convera web site is not part of this Form 10-K.

Business Strategy

The Company licenses its software products directly to government agencies and commercial enterprises throughout North America, Europe and other parts of the world and also distributes its software products through license agreements with systems integrators, Original Equipment Manufacturers (“OEMs”), value-added resellers, and other strategic partners. The Company’s technology may also be customized to meet specific needs of its customers. Recently, Convera announced certain expense reductions aimed at positioning the core software products business (e.g., RetrievalWare) for profitability. In concert with this, the Company has elected to focus a substantial amount of resources on further penetration of the national security, defense, law enforcement and intelligence gathering community with the United States and its allies, while limiting its selling and marketing efforts to commercial customers for the RetrievalWare application. Further, the Company also expects to increase its efforts with regard to the previously announced Web indexing initiative. The Company will primarily target government agencies, as well as the media, entertainment and publishing sector for this Web indexing offering once commercial availability is determined. This strategy is expected to capitalize on customer requirements within these market segments seeking both Intranet and Web-based search and categorization technologies to manage the vast amounts of content within their environments. Convera continues to conduct international sales activities through Convera Technologies International, Limited (“CTIL”), its wholly owned subsidiary in the United Kingdom.

CONVERA PRODUCTS PRODUCTS

Convera develops, markets, licenses, services and supports its flagship software product RetrievalWare, which offers customers mission-critical search and categorization solutions powering a broad range of applications including enterprise portals, knowledge management, intelligence gathering, profiling, corporate policy compliance, regulatory compliance, and customer service. These applications are utilized within corporate intranets, Internet e-commerce, online publishing and OEM market segments.

Convera’s products are designed to address the search and categorization needs of a diverse customer base within government agencies and commercial enterprises on a global basis. From supporting the most demanding requirements of the intelligence and law enforcement communities within government agencies, to providing the enterprise search backbone of Fortune 500 companies, Convera products are often a critical part of customers’ information management infrastructure.

RetrievalWare is a secure, highly scalable software platform for mission-critical, search and categorization applications. The RetrievalWare distributed architecture provides a high performance, high scalability infrastructure for indexing, searching, categorizing and linking information across a broad range of content sources.

Convera products are best suited for organizations that face the following challenges:

•	Searching a large collection of unstructured information assets distributed in information silos across the enterprise;

•	Dealing with large volumes of incoming unstructured data on a daily basis;

•	Searching disparate collections of documents and records regardless of their format, including scanned paper, text, audio, video, images and relational databases;

•	Tightly integrating the search solution as part of the corporate security infrastructure;

•	Providing a robust, scalable and highly available information discovery platform; and

•	Searching information that exists in multiple languages.
2

With the release of RetrievalWare 8, Convera enhanced its software product offering with new categorization and classification capabilities, as well as tools for developing and deploying taxonomies, and architectural enhancements that allow RetrievalWare to easily fit within J2EE and Web Services environments.

Convera’s Categorization and Dynamic Classification software introduced with RetrievalWare 8 allows enterprises and government agencies to more easily search and browse unstructured information from diverse user perspectives and roles. It also allows organization to more easily discover hidden information that is most relevant to queries against large repositories of information.

Convera’s Cartridge and Classification Workbench allows enterprises to develop, import, change and integrate various taxonomies and semantic networks that may be used for organizing and accessing an enterprise’s unstructured content. This new suite of tools also helps enterprises measure the quality of the taxonomies being used to organize their information assets. This provides predictive insight into the user’s satisfaction that will result from the search and categorization solution being deployed.

RetrievalWare 8 was built using the modern Application Server Architecture, effectively supporting those customers who have chosen to adopt the Service Oriented Application Architecture within their enterprises. The support of open Application Programming Interfaces (“APIs”) like Java Services and Web Services APIs allows RetrievalWare 8 to be integrated into a variety of enterprise applications with relative ease.

The RetrievalWare 8 product line includes:

RetrievalWare® Search (Base Product)

Optional Components:
RetrievalWare® Categorization and Dynamic Classification;
RetrievalWare® Profiling;
RetrievalWare® Cartridge & Classification Workbench
Language Cartridges;
Domain Cartridges;
Taxonomy Cartridges;
RetrievalWare® Synchronizers;
Internet Spider;
RetrievalWare® FileRoom;
Screening Room®;
Screening Room® Capture;
RetrievalWare® SDK;
Screening Room® API’s; and
Visual RetrievalWare®.

RetrievalWare® Search (Base Product)

RetrievalWare provides a secure, scalable information retrieval and knowledge discovery infrastructure utilizing advanced indexing, search and categorization technology. The RetrievalWare distributed process architecture enables government agencies and commercial enterprises to integrate information assets into a single point of access, to navigate that information and to collaborate on retrieved information to achieve mission-critical objectives. By utilizing multi-mode searching built around Convera’s proprietary semantic network technologies, pattern matching (APRP) and Boolean search, RetrievalWare empowers users to securely access and retrieve mission critical information assets across multiple data types.

With Convera’s semantic networks and natural language processing, users can easily find needed information without having to specify exact keywords. RetrievalWare incorporates syntax, morphology and the actual meaning of words in its search algorithms. The baseline semantic network in the English language version of RetrievalWare gives users a built-in knowledge base of approximately 500,000 word meanings, 50,000 language idioms and 1.6 million word associations. Users submit plain English queries that are automatically expanded to include related terms and concepts, thereby increasing the likelihood that highly relevant content will be retrieved. RetrievalWare also supports domain specific semantic networks to further enhance search precision and recall in specific fields of interest, including: Biology, Chemistry, Computers, Electronics, Finance, Food Science, Geography, Geology, Health Sciences, Information Science, Law, Mathematics, Medical, Military, Petroleum, Natural Gas & Petrochemicals, Pharmaceutical, Pharmacology, Physics, Plastics, Rubber and Telecommunications. Other disciplines can be supported through the use of Convera tools that enable the development of enterprise-specific semantic networks.

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

Convera provides what it believes was the industry’s first enterprise search product to offer multimedia and cross-lingual search as off-the-shelf product features. By providing users with a single product that simultaneously searches and organizes all data types (such as text, video, image and audio files) in multiple languages from a single user interface, customers do not have to buy and piece together several disparate systems to manage multiple data types and languages.

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

The RetrievalWare 8 product line includes the following optional components:

Categorization and Dynamic Classification

The RetrievalWare Categorization and Dynamic Classification solution enables enterprises to bring consistency and scalability to the organization and access of information assets through the use of stable, industry standard taxonomies. RetrievalWare uses one or more taxonomies to extract concepts and context from information assets. These assets can then be organized into specific views that reflect the personalized knowledge requirements, roles and perspectives of each user. This approach to organizing information facilitates knowledge discovery and collaboration among knowledge workers.

Profiling

RetrievalWare Profiling automatically detects, routes and stores relevant documents in user-defined profiles, thus accelerating the timely discovery of relevant information as it enters the RetrievalWare environment.

Cartridge & Classification Workbench

Convera’s Cartridge & Classification Workbench enables the use of manual and automated tools to streamline taxonomy classification development, benchmarking, and deployment. These tools reduce taxonomy development and deployment times as well as maintenance costs.

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

Visual RetrievalWare

Leveraging the APRP technology, Visual RetrievalWare is a visual retrieval engine and a comprehensive image-processing library that enables the development of client/server systems for indexing and retrieving digital images. Users can search for visual information directly from their intranet, a corporate database, the Internet, or other sources using images or video clips as clues. Visual data is reduced to a searchable index that is typically less than 10% of the size of the original image and is automatically recognized based on its shape, color and texture. Users submit queries using examples of visual data or by authoring a visual clue with a graphical product. Based on the shape, color and texture of the visual clue, a list of similar or exact matches is returned. The product delivers its advanced retrieval capabilities in an open, scalable and secure architecture designed for ease of implementation, integration or extension.

Wed Indexing Technology

During fiscal year 2005, the Company initiated a research and development project aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the World Wide Web. This next-generation search technology achieved its initial development milestone in October 2004 by creating an “Alpha” stage search platform for open-source or Web-based content. The Company recently advanced its efforts to “Beta” stage, as the technology presently contains more than 1 billion documents in the index. In connection with this proposed, new service offering, the Company has entered into a hosting facility agreement with AT&T in anticipation of a commercial launch during fiscal year 2006.

Convera’s web indexing technology is being developed to add structure to the Web through the use of proprietary taxonomies and ontologies, semantic analysis and deep knowledge resources capable of providing end-users with more relevant search results. The technology also supports complex queries, offers built in video and image search, and provides geo-locational data. The offering, once commercially available, may be used in concert with RetrievalWare, Convera’s “flagship” enterprise (e.g., internal) search solution, or with an organization’s existing internal applications to create an integrated portal offering “blended” results from both Intranet and Web-based searches. TECHNICAL SUPPORT, PROFESSIONAL SERVICES AND EDUCATION

Convera provides technical support and maintenance to customers through its technical support personnel located in the Company’s Columbia, Maryland; Carlsbad, California; and Bracknell, United Kingdom facilities and through certain product distributors. Technical support consists of bug fixes, telephone support and upgrades or enhancements of particular software product releases when and if they become generally available. Technical support typically is provided to customers under a renewable annual contract. All Convera service plan customers have access to the Convera Online Technical Support Web site that provides the latest product information, general service updates and Web forums for technical discussions. The Web site also provides electronic forms for opening technical support cases and suggesting product, service and Company enhancements.

The Company also provides on-site consulting services to its customers through employees and independent consultants who have been trained and certified by the Company. Consulting services are offered as a package or on a time-and-materials or fixed price basis. The Company conducts training seminars at its offices in Vienna, Virginia; Carlsbad, California; and Bracknell, United Kingdom, as well as on-site training for its customers and distribution channel partners. Training customers typically pay on a per-course basis for regularly scheduled classes and on a per-day basis for on-site or dedicated courses.

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

The Company generally has three license types: OEM, reseller and end-user. Each of these license types generally includes the same standard terms regarding such things as confidentiality, infringement, indemnification and limitations of liability. OEM licenses generally stipulate royalties due to the Company based on the sale of the OEM customer’s product incorporating the Company’s technology. OEM contracts generally require the customer to pay some of the royalties in advance of the sale of their integrated product. Reseller licenses generally include a predetermined discount or margin that the reseller is required to pay the Company based on their sales of the Company’s products to their customers. Reseller agreements are occasionally structured to include minimum amounts due from the resellers in advance of their sales to end user customers. This is generally in consideration for some type of exclusivity in a particular territory. Generally, arrangements with OEM customers and resellers are structured as term licenses ranging from two to five years. This provides future revenue opportunities to the Company through term renewals. The majority of the Company’s business is conducted with end-users. End-user license agreements are generally structured as perpetual software licenses for a specific number of users and/or for use on a specific number of servers. Payment terms generally tend to be shorter on end user perpetual licenses compared to those of OEM licenses.

Convera focuses its sales and marketing efforts on enterprises that have large, rapidly changing content collections in diverse formats and have large numbers of knowledge workers. In that regard, the Company concentrates a significant amount of sales and marketing resources on vertical markets such as government agencies and media & publishing concerns. In addition, once commercially available, the Company expects to adopt a direct selling model with respect to its Web indexing initiative while also exploring the prospect of strategic partners or resellers who may provide increased distribution, access to incremental human resources and possible hosting facility alternatives.

Marketing efforts focus on building brand awareness and establishing demand for the Company’s products and include public relations, trade show participation, electronic marketing campaigns, advertising and telemarketing/lead management activities. The Company’s web site, www.convera.com, is an integral part of its marketing and sales efforts, but information on the Company’s Web site is not a part of this Form 10-K. Through the web site, prospective customers can learn about Convera’s suite of products and services and view online demonstrations. Existing customers can enroll in training courses and access password-protected areas for technical and other customer support.

PRODUCT DEVELOPMENT AND ADVANCED RESEARCH

The Company’s research and development program focuses on enhancing and expanding the capabilities of its products and services to address emerging markets and customer requirements. Over time and as the technology evolves, RetrievalWare is expected to remain the basic building block of a modular suite of products as previously described. In addition to providing seamless access to both structured and unstructured data in the enterprise, this modular approach simplifies system administration for the customer and makes it easier for Convera to update existing features and add new components such as support for new data types and taxonomies for specific vertical markets. It is expected at this time that the Web indexing initiative will be primarily utilized, once commercially available, for searching and indexing open source or Web-based content, however, it may also evolve to offer certain internal search and categorization features similar to that of RetrievalWare.

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

The Company has conducted research and product development of pattern recognition and natural language systems since 1980. Research and product development expenditures for the development of new products and enhancements to existing products were approximately $13.8 million, $12.0 million and $11.6 million, respectively, in the fiscal years ended January 31, 2005, 2004, and 2003, respectively.

PROTECTION OF PROPRIETARY TECHNOLOGY

The Company regards its software as proprietary and relies primarily on a combination of patents, copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, software distribution protection agreements and other intellectual property protection methods to safeguard its technology and software products. The Company holds one patent related to its current business strategy. This patent, which concerns multimedia document retrieval, expires on August 24, 2018. The Company owns several other patents and patent applications unrelated to its current business strategy. The Company has undertaken to protect all significant marks used to identify the Company’s core software products and related services. The Company owns U.S. trademark registrations or pending applications for its material trademarks, including CONVERA , RETRIEVALWARE and SCREENING ROOM. Renewals are due at various dates between July 2008 and August 2013. In addition, the Company owns numerous foreign applications and registrations for its material trademarks.

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

Convera considers its principal competitive advantages to be an environment that: (1) is scalable due to the distributed-processing architecture, (2) provides more accurate results due to the semantic network and APRP technologies, (3) provides more comprehensive results due to its ability to manage and retrieve information in multiple languages and in rich media file formats and (4) offers the ability to provide “blended” search results derived from an organization’s internal data repositories. Once the Web indexing technology is made commercially available in fiscal year 2006, the Company’s “blended” search results will also include open source or Web-based content.

There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not materially adversely affect the Company’s operating results and financial condition.

GOVERNMENT REGULATION

The Company’s activities currently are subject to no particular regulation by governmental agencies other than those routinely imposed on corporate businesses and no such regulation is now anticipated.

SEGMENT INFORMATION

At the conclusion of fiscal 2005, the Company has determined that it has two reportable segments. Management views the core software products business (e.g. RetrievalWare) separately from its Web indexing initiative. All of the Company’s revenues for fiscal 2005 are derived from third party customers from within the core software products business. For fiscal year 2005, no revenues were earned from the Web indexing initiative.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $11.6 million, $15.2 million and $6.4 million, respectively, in the fiscal years ended January 31, 2005, 2004 and 2003. These revenues, expressed as a percentage of total revenues for the aforementioned fiscal years, were approximately 45%, 52% and 22%, respectively.

Financial information is located in the consolidated financial statements beginning on page F-2. Additional information related to segment reporting can be found in Note 14 to the consolidated financial statements contained herein.

EMPLOYEES

The Company had 148 employees at January 31, 2005, of whom 63 were in research and development; 33 in sales and marketing; 28 in technical support, professional services and training and 24 in finance and administration. The employees are not covered by collective bargaining agreements, and the management of the Company considers relations with employees to be good. Competition for qualified personnel within the Company’s industry is intense. There can be no assurance that the Company will be able to continue to attract, hire or retain qualified personnel and the inability to do so could have a material adverse effect upon the Company’s operating results and financial condition.

RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial also may impair the Company’s business operations. If any of the following risks actually occur, the Company’s business, results of operations and financial condition would suffer. In that event, the trading price of Convera common stock could decline, and Convera’s stockholders may lose part or all of their investment in Convera’s common stock. The discussion below and elsewhere in this report also includes forward-looking statements, and the Company’s actual results may differ substantially from those discussed in these forward-looking statements as a result of the risks discussed below.

                The Company has had a history of operating losses and may incur future losses; if the Company is unable to achieve profitability, the Company’s stock price will likely suffer and steps which the Company may take to reduce its expenditures or preserve its existing funds could harm its sales and financial results

The Company believes that its future profitability will depend on its ability to effectively market existing and newly developed software products through a balanced multi-channel distribution network and on its ability to commercially launch its Web indexing initiative. The Company cannot assure that its costs to develop, introduce and promote enhanced or new products will not exceed its expectations, or that these products will generate revenues sufficient to offset these expenses. The Company has operated at a loss for each of the past three fiscal years. For the fiscal years ended January 31, 2005, 2004, and 2003, the Company’s net losses were approximately $19.8 million, $18.1 million, and $29.1 million, respectively. These losses include the Company’s expenditures associated with selling software products and further developing software products during these years. The Company plans to continue to invest in these programs and, accordingly, it cannot assure that its operating losses will not continue in the future. Continued losses could reduce the Company’s liquidity and negatively affect its stock price. As of January 31, 2005, the Company’s balances of cash, cash equivalents and short-term investments were approximately $17.8 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations and available from credit facilities will be sufficient to fund its operations for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, if, at any point, due to continued losses, the Company ceases to have sufficient funds to continue its operations, it would need to decrease its expenditures including those associated with the Web indexing initiative. As a result of any decrease in expenditures, the Company may need to terminate employees, curtail research and development programs and take other steps to reduce the amount of funds it expends in its operations. This could have a negative effect on the Company’s ability to develop product improvements or new products that will achieve market acceptance. This could in turn, have a negative impact on the Company’s sales and financial results.

                The Company experiences quarterly fluctuations in its operating results, which may adversely affect its stock price; for example, the Company’s total revenues for the four quarters of fiscal year 2005 were $8.2 million, $5.1 million, $6.1 million and $6.3 million respectively, and the price per share of its common stock during those quarters ranged from $2.16 to $5.40.

The Company’s quarterly operating results have varied substantially in the past and are likely to continue to vary substantially from quarter to quarter in the future, due to a variety of factors including the following:

•	the downturn in capital spending by customers as a result of general economic conditions;

•	reduced customer demand for the Company’s products and services;

•	the delay or deferral of customer implementations;

•	the budget cycles of the Company’s customers;

•	seasonality of individual customer buying patterns;

•	an increase in competition in the software industry;

•	the size and timing of individual transactions;

•	the timing of new software introductions and software enhancements by the Company and its competitors;

•	continued success in technological advances and development including the Web indexing initiative;

•	changes in operating expenses and personnel;
10

•	changes in accounting principles, such as a requirement that stock options be included in compensation, which would increase the Company’s expense and have a negative effect on earnings;

•	the overall trend towards industry consolidation; and

•	changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

In particular, the Company’s period-to-period operating results have historically been significantly dependent upon the timing of the closing of significant license agreements. Because purchasing the Company’s software products often requires significant capital investment, its customers may defer or decide not to make their purchases. This means sales can involve long sales cycles of six months or more. The Company derives a significant portion of its revenues from sales to agencies of the U.S. Government, and, therefore, the budget cycle of the U.S. Government impacts the Company’s total revenues. In certain financial quarters, the Company may derive a significant portion of its revenues from a single customer. For example, revenues derived from one customer accounted for approximately 39% of the Company’s total revenues for the third quarter of fiscal year 2004. The Company has historically recorded a significant portion of its total quarterly license revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. The Company expects these revenue patterns to continue. Despite these uncertainties in the Company’s revenue patterns, it bases its operating expenses upon anticipated revenue levels, and the Company incurs these expenses on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company’s business, operating results and financial condition would be materially adversely affected.

In addition, steps which the Company has taken or may take in the future to control operating expenses may hamper its development, sales and marketing efforts and, ultimately, its operating results. For instance, the Company aligned its resources through a number of reorganizations during fiscal years 2002 through 2005 to attempt to focus on markets that have been consistently successful for it. These reorganizations were intended to streamline the Company’s professional services, customer support and sales organizations by reducing the number of its employees, improve the productivity of each of those organizations and reduce management personnel and other overhead costs in its marketing, development and administrative organizations. However, the loss of key personnel in such restructurings and any severance and other costs incurred in such restructurings could negatively affect the Company’s quarterly operating results and adversely affect its stock price.

                The Company derives a significant portion of its revenues from sales to U.S. Government agencies (for example, for the year ended January 31, 2005, total revenues derived from sales to agencies of the U.S. Government represented approximately 45% of the Company’s total revenues); U.S. Government agencies are subject to budget cuts and, consequently, the Company may lose revenues upon which it has historically relied, and a change in the size and timing of the Company’s U.S. Government contracts may materially affect the Company’s operating results

For the year ended January 31, 2005, total revenues derived from sales to agencies of the U.S. Government were approximately $11.6 million, representing 45% of total revenues. For the year ended January 31, 2004, revenues derived from sales to agencies of the U.S. Government were approximately $15.2 million, or 52% of total revenues. While the U.S. Government has recently increased spending on defense, information systems and homeland security initiatives, some government agencies have realized budget reductions which may adversely impact their purchasing decisions and timing. The Company is actively pursuing several opportunities for business with certain U.S. Government agencies. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on the Company’s future operating results and financial position. There can be no assurance that the Company will complete any of these potential transactions.

                The Company depends on international sales, particularly in the United Kingdom (for example, for the year ended January 31, 2005, total revenues derived from international sales represented approximately 29% of the Company’s total revenues);  any economic downturn, changes in laws, changes in currency exchange rates or political unrest in those countries could have a material adverse effect on the Company’s business

For the year ended January 31, 2005, total revenues derived from international sales were approximately $7.5
11

million, representing approximately 29% of total revenues. For the year ended January 31, 2004, revenues derived from international sales were approximately $7.2 million, representing approximately 25% of total revenues. Most of the Company’s international sales are in the United Kingdom. The Company’s international operations have historically exposed it to longer accounts receivable and payment cycles and fluctuations in currency exchange rates. International sales are made mostly from the Company’s U.K. foreign subsidiary and are denominated in British pounds or EUROs. As of January 31, 2005, approximately 10% and 17% of the Company’s total consolidated accounts receivable were denominated in British pounds or EUROs, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on the Company’s foreign subsidiary’s sales are charged to the Company’s foreign subsidiary and recorded as intercompany receivables on the books of the Company’s U.S. parent company, Convera Corporation. The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company’s foreign subsidiary are translated into U.S. dollars in consolidation. Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

The Company is in an extremely competitive market, and if it fails to compete effectively or respond to rapid technological change, the Company’s revenues and market share will be adversely affected

The Company’s business environment and the software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company’s competitors include many companies that are larger and more established and have substantially more resources than the Company. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets which the Company serves. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

The Company designs its products to work with certain systems and changes to these systems may render its products incompatible with these systems, and the Company may be unable to sell its products

The Company’s ability to sell its products depends on the compatibility of its products with other software and hardware products. These products may change or new products may appear that are incompatible with the Company’s products. If the Company fails to adapt its products to remain compatible with other vendors’ software and hardware products or fails to adapt its products as quickly as its competitors, the Company may be unable to sell its products. The Company’s software products are complex and may contain errors that could damage its reputation and decrease sales

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

The Company may not be able to use net operating loss carryforwards

As of January 31, 2005, the Company had net operating loss carryforwards of approximately $165 million. The deferred tax assets representing the benefits of these carryforwards have been offset completely by a valuation allowance due to the Company’s lack of an earnings history. The realization of the benefits of these carryforwards depends on sufficient taxable income in future years. Lack of future earnings could adversely affect the Company’s ability to utilize these carryforwards. Additionally, past or future changes in the Company’s ownership and control could limit the ability to utilize these carryforwards. Despite the carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the United States Internal Revenue Code.

                As of January 31, 2005, the Company’s balances of cash, cash equivalents and short-term investments were approximately $17.8 million. While the Company believes it will have sufficient funds for its operations for at least the next twelve months, it is possible that the Company will  need additional capital during or after that time.  The Company may need additional capital in the future, and it may not be available on acceptable terms, or at all, and if the Company does not receive any necessary additional capital, it could harm the Company’s financial condition and future prospects

As of January 31, 2005, the Company’s balances of cash, cash equivalents and short-term investments were approximately $17.8 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations and available from credit facilities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, during or after that time, the Company may need to raise additional funds for the following purposes:

•	to fund the Company’s operations, including sales, marketing and research and development programs including the Web initiative;

•	to fund any growth the Company experiences;

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

The Company cannot assure that if it needs any additional capital that it will be available, and if so, on terms beneficial to the Company. Historically, the Company has obtained external financing entirely from sales of its common stock. To the extent the Company raises additional capital by issuing equity securities, its shareholders may experience substantial dilution. If the Company is unable to obtain additional capital, it may then attempt to preserve its available resources by various methods including deferring the creation or satisfaction of commitments, reducing expenditures on its research and development programs or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, that inability would have an adverse effect on the Company’s financial position, results of operations and prospects.

The Company’s stock price may fluctuate which may make it difficult to resell shares of the Company’s stock

The market price of the Company’s common stock has been highly volatile. For example, in the fourth quarter of fiscal year 2005, the market price per share of the Company’s common stock ranged from $3.70 to $5.05. This volatility may adversely affect the price of the Company’s common stock, and its stockholders may not be able to resell their shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility. The Company anticipates that this volatility, which frequently affects the stock of software companies, will continue. Factors that could cause such volatility include:

•	future announcements concerning the Company or its competitors;

•	quarterly variations in the Company’s operating results;

•	actual or anticipated announcements of technical innovations or new product developments by the Company or its competitors;

•	general conditions in the Company’s industry;

•	developments concerning litigation; and

•	worldwide economic and financial conditions.

On occasion, the equity markets, and in particular the markets for software companies, have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies’ securities and maybe unrelated to the companies’ operating performance.

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

Item 2.            Properties

The Company’s corporate headquarters facility is occupied under a lease agreement that expires in December 2007 for a total of approximately 13,200 square feet of space in an office building located at 1921 Gallows Road, Vienna, Virginia 22182.

The Company’s principal development and customer support centers are located in Carlsbad, California and Columbia, Maryland. The Company leases additional space in San Jose, California and Montreal, Canada. The Company also leases space in Bracknell, United Kingdom in support of its international sales operation. During fiscal 2005 the Company closed its offices in Paris, France and Munich, Germany and is in the process of closing its Frankfurt, Germany office.

The Company believes that its facilities are maintained in good operating condition and are adequate for its operations.

Item 3.            Legal Proceedings

On November 1, 2001, DSMC, Incorporated (“DSMCi”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi’s trade secrets, and engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), an affiliate of the National Geographic Society, to obtain access to DSMCi’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. NGTL intervened in the litigation as a co-defendant with Convera, and filed counterclaims against DSMCi. Convera moved to compel arbitration of DSMCi’s claims; the District Court denied the motion, and Convera filed an interlocutory appeal. The D.C. Circuit, in November 2003, ruled that it did not have jurisdiction to consider the appeal. The litigation remains in the discovery phase in the District Court. The Company continues to investigate the allegations and at this time believes that they are without merit.

In addition, from time to time, the Company is a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including that noted above. The Company believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse affect on its financial position, operations or cash flow. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions or future actions be unfavorable, Convera’s financial position, operations and cash flows could be materially adversely affected.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded in the over-the-counter market and is listed on the National Market System of the NASDAQ Stock Market under the symbol “CNVR.”

The following table sets forth the high and low sale prices for Convera common stock for the period from February 1, 2003 through January 31, 2005, as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 2005 was 954. The Company has never declared or paid dividends on its common stock and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.

	High	Low

Fiscal 2005 (February 1, 2004 – January 31, 2005)

First Quarter	$5.40	$2.87
Second Quarter	3.40	2.16
Third Quarter	4.47	2.17
Fourth Quarter	5.05	3.70

Fiscal 2004 (February 1, 2003 – January 31, 2004)

First Quarter	$4.25	$3.08
Second Quarter	5.25	3.55
Third Quarter	4.80	3.74
Fourth Quarter	5.72	3.16

The following table sets forth, as of January 31, 2005, information with respect to the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
1. Convera Stock Option Plan	10,424,826	$4.55	2,380,747
2. Convera Employee Stock Purchase Plan	—	—	726,408
Equity compensation plans not approved by security holders:	None	Not Applicable	Not Applicable

(1) For purposes of calculating the weighted-average exercise price, deferred shares have been excluded because there is no exercise price.
17

Item 6.            Selected Financial Data

The selected financial data presented below have been derived from the Company’s consolidated financial statements. The balance sheet data as of January 31, 2005 and 2004, and the statement of operations data for the fiscal years ended January 31, 2005, 2004 and 2003 should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

All references in this Form 10-K to financial results of the Company for the period prior to December 21, 2000 reflect the historical financial results of Excalibur and its subsidiaries.

	Fiscal Years Ended January 31,
	2005	2004	2003	2002	2001

Statement of Operations Data:	(in thousands, except per share data)

Revenues	$25,698	$29,251	$23,614	$34,228	$51,522

Cost of revenues	6,708	8,570	10,697	22,307	18,080

Gross margin	18,990	20,681	12,917	11,921	33,442

Operating expenses:
Sales and marketing	14,476	18,124	20,018	33,747	22,591
Research and product development	13,801	11,981	11,639	22,500	12,722
General and administrative	9,764	10,564	8,642	10,214	6,279
Amortization of goodwill (3)	—	—	—	86,291	13,594
Amortization of other intangible assets (3)	—	—	—	9,088	1,606
Incentive bonus payments to employees	—	—	(138)	6,681	—
Restructuring charges	944	621	2,337	8,128	—
Reduction in goodwill	—	—	—	675,896	—
Reduction in other long-lived assets	—	—	—	78,528	—
Acquired in-process research and development	—	—	126	—	800

	38,985	41,290	42,624	931,073	57,592

Operating loss	(19,995)	(20,609)	(29,707)	(919,152)	(24,150)

Other income, net	175	2,550	636	4,191	1,368

Net loss before income taxes	(19,820)	(18,059)	(29,071)	(914,961)	(22,782)

Income tax benefit	—	—	—	4,452	—

Net loss	(19,820)	(18,059)	(29,071)	(910,509)	(22,782)

Dividends on cumulative, convertible preferred stock	—	—	—	—	10

Net loss applicable to common stock	$(19,820)	$(18,059)	$(29,071)	$(910,509)	$(22,792)

Net loss per common share – basic and diluted	$(0.56)	$(0.57)	$(1.01)	$(20.08)	$(1.22)

Weighted-average number of common shares outstanding – basic and diluted	35,433	31,486	28,854	45,349	18,714

Balance Sheet Data (1) (at end of period)
Cash and cash equivalents	$17,766	$30,530	$10,412	$17,628	$37,061
Working capital	15,612	26,808	24,434	51,797	166,543
Total assets	36,294	45,695	49,139	78,106	1,026,445
Accumulated deficit	(1,056,445)	(1,036,625)	(1,018,540)	(989,429)	(78,920)
Total shareholders’ equity (2)	25,149	31,368	32,372	57,876	1,015,058

(1)	The Company had no significant long-term debt for any of the periods presented.

(2)	No dividends have been declared or paid on the Company’s common stock.

(3)	Fiscal years 2002 and 2001 amortization primarily related to the business combination with Intel’s IMS division.
18

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company believes RetrievalWare, its “flagship” product, has unique capabilities supporting the needs of customers within government agencies, as well as the media, entertainment and publishing sectors that will enable it to capitalize on current market opportunities and achieve its operational goals. Going forward, the Company expects to focus a substantial amount of resources on further penetration of the national security, defense, law enforcement and intelligence gathering community with the United States and its allies. An important objective in this market is to upgrade existing installations of older versions of RetrievalWare to the RetrievalWare 8 platform that includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing software capabilities.

Further, the Company expects to increase its efforts with regard to its Web indexing initiative launched by the Company during fiscal 2005. This research and development initiative is an advanced effort aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the Web. The Company has advanced the platform to a Beta stage as of January 31, 2005 whereby the technology now contains more than 1 billion documents in the index. In concert with this initiative, Convera has entered into a hosting facility agreement with AT&T in anticipation of a commercial launch of this service offering sometime during fiscal year 2006. The Company will look to focus a majority of its selling and marketing efforts on the government and intelligence gathering community as well as the media, entertainment and publishing sector for the emerging Web indexing technology. This selling and marketing strategy is designed to capitalize on the alignment between customer requirements seeking both Intranet and Web-based search and categorization technologies. Operating costs for this advanced development effort totaled approximately $4.4 million for fiscal 2005, while capital expenditures totaled approximately $4.1 million for the year ended January 31, 2005. Going-forward, cash outlays will be limited to equipment, personnel and general operating costs. The Company expects to continue to increase its investment in this initiative and may also elect to seek funding sources for this development effort over the coming quarters. Opportunities outside of these areas will certainly be evaluated but will not be a primary focus of the Company’s selling and marketing strategy going forward.

Management’s primary objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue opportunities to determine the market sectors in which the Company should concentrate its sales and marketing efforts. The Company’s business environment and the software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company competes intensely within the commercial sector where its market position has not been as strong as it has been within the government sector. As such, the Company has elected to focus the majority of it efforts within the commercial setting on the media, entertainment and publishing sectors. The Company believes this segment may afford greater opportunities when compared to addressing a wide array of commercial market segments. The Company’s competitors include many companies that are larger and more established and have substantially more resources. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. To address the competition, the Company will continue to invest in research and development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company will also make additional investments in specific product features to better serve the needs of customers looking for online customer service and support solutions.

In 2002 and 2003, the Company’s results of operations were impacted by the general downturn in the economy, which resulted in a lengthier sales cycle, particularly in the commercial marketplace. Further, reduced information technology budgets and customer cash constraints caused by the difficult business environment negatively impacted our business. Through a number of reorganizations during fiscal years 2002 through 2005, the Company aligned its resources in an effort to ensure it continued to capitalize on markets that have been consistently successful, including the federal government, and to focus more resources on those areas of the commercial business that present vertical market opportunities. The reorganizations, which are described in this section and elsewhere in this Form 10-K, were intended to streamline the professional services, customer support and sales organizations by reducing the number of employees, improve the productivity of each of those organizations and reduce management personnel and other overhead costs in the marketing, development and administrative organizations within the Company.

On August 18, 2004, the Company announced that it further streamlined its expense structure. As part of the restructuring, the Company reduced its personnel related costs, eliminated certain marketing programs, renegotiated real estate obligations and decreased other general operating expenses. The restructuring is expected to result in annualized savings of approximately $12 million that first began to be realized during the fourth quarter of fiscal 2005. The Company recorded a restructuring charge of $518,000 during the third quarter of fiscal 2005 related to this effort.

Further, on December 10, 2004 the Company announced an additional re-alignment of its operational infrastructure. This action included a general workforce reduction (including the transfer of certain resources to the Company’s Web indexing initiative), facility consolidations, reduced marketing related expenses and decreased other general operating costs. As part of this restructuring, the Company also announced that it will increase its focus on accelerating its Web indexing development activities and will seek to advance the Company’s existing presence in the high-end search market, specifically within the government and intelligence gathering community as well as the media, entertainment and publishing sectors. These expense adjustments are in support of the Company’s continuing efforts to reach profitability and as such are expected to position the Company’s software products business (e.g. RetrievalWare) to reach net income profitability by the end of fiscal 2006. The Company expects to increase the level of investment in its Web indexing initiative and may elect to seek funding sources for this development effort over the coming quarters. The December 2004 restructuring is expected to result in annualized savings of approximately $10 million that will begin to be realized during the first quarter of fiscal 2006. The Company recorded a net restructuring charge of $426,000 during the fourth quarter of fiscal 2005 related to this effort. Management continually assesses historical results as well as future opportunities to determine whether resources are aligned appropriately. Where necessary, additional changes will be made to the organization to ensure that the Company continues to focus on achieving profitable operating results for its core software products business. With the expected reduction of approximately $22 million in annualized expenses during fiscal 2005, at historical revenue run rates, the core software products business is expected to be net income neutral for fiscal 2006. The Company will continue to invest in its Web indexing initiative, such that on a consolidated basis, the Company is expected to remain in a net loss position until such time as the Web indexing technology is offered to the commercial marketplace and certain levels of revenue are attained. A detailed review of the numerous risks and challenges facing the Company is contained in the Forward Looking Statements section beginning on page 10.

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

Provision for Doubtful Accounts

Convera maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of individual accounts receivable balances. The allowance for doubtful accounts is determined based on an analysis of the Company’s historical collection experience and the Company’s portfolio of customers taking into consideration the general economic environment as well as the industry in which the Company operates. To the extent Convera does not recognize deterioration in its customers’ financial condition in the period it occurs, or to the extent Convera does not accurately estimate its customers’ ability to pay, the amount of bad debt expense recognized in a given reporting period will be impacted.

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

Deferred Taxes

Convera records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets is principally dependent upon the achievement of projected future taxable income. If the estimates and related assumptions change in the future, the Company may be required to adjust its valuation allowance against its deferred tax assets, resulting in a benefit or a charge to income in the period such determination is made. As of January 31, 2005, the Company has recorded a full valuation allowance against the net deferred tax asset.

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

Results of Operations

For the fiscal year ended January 31, 2005, total revenues were $25.7 million, a decrease of 12% compared to revenues of $29.3 million in fiscal year 2004. The net loss for fiscal year 2005 was $19.8 million, or $0.56 per common share, compared to $18.1 million, or $0.57 per common share, in the prior year. For the fiscal year ended January 31, 2004, total revenues increased 24% from total revenues of $23.6 million in fiscal year 2003. The net loss for fiscal year 2003 was $29.1 million, or $1.01 per common share.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for each of the three fiscal years in the period ended January 31, 2005 (dollars in thousands):

	Components of Revenue and Expenses						Increase (Decrease) from 2004 to 2005	Increase (Decrease) from 2003 to 2004
	Fiscal years ended January 31,
	2005		2004		2003
Revenues:	$	%	$	%	$	%	%	%

License	$14,360	56%	$18,322	63%	$13,062	55%	-22%	40%
Professional services	3,746	15%	4,338	15%	4,018	17%	-14%	8%
Maintenance	7,592	29%	6,591	22%	6,534	28%	15%	1%

Total revenues	$25,698	100%	$29,251	100%	$23,614	100%	-12%	24%

Expenses:

Cost of license revenue	$1,658	6%	$1,822	6%	$3,485	15%	-9%	-48%
Cost of professional services revenue	3,332	13%	4,715	16%	5,446	23%	-29%	-13%

Cost of maintenance revenue	1,718	7%	2,033	7%	1,766	7%	-15%	15%

Sales & marketing	14,476	56%	18,124	62%	20,018	85%	-20%	-9%
Research and product development	13,801	54%	11,981	41%	11,639	49%	15%	3%

General and administrative	9,764	38%	10,564	36%	8,642	37%	-8%	22%
Incentive bonus payments to employees	—	0%	—	0%	(138)	-1%	0%	-100%

Restructuring charges	944	4%	621	2%	2,337	10%	52%	-73%
Acquired in-process research and development	—	0%	—	0%	126	1%	0%	-100%

Total expenses	$45,693	178%	$49,860	170%	$53,321	226%	-8%	-6%

Operating loss	$(19,995)		$(20,609)		$(29,707)		-3%	-31%

Other income, net	175		2,550		636

Net loss before income taxes	$(19,820)		$(18,059)		$(29,071)
Income tax benefit	—		—		—

Net loss	$(19,820)		$(18,059)		$(29,071)

Revenues

License revenues for the year ended January 31, 2005 decreased 22% to $14.4 million from $18.3 in fiscal year 2004 and increased 40% in fiscal year 2004 from $13.1 million in fiscal year 2003. The average deal size for fiscal year 2005 increased to approximately $130,000, up 18% from approximately $110,000 for the prior year. The total number of license deals for fiscal 2005 totaled approximately 109, a 34% decrease compared to approximately 165 for fiscal year 2004. The decrease in total license revenues in fiscal year 2005 compared to fiscal year 2004 is primarily attributable to a $3.4 million federal enterprise license transaction recognized during the third quarter of fiscal 2004 and the absence of a like-sized transaction in fiscal 2005 coupled with lengthier sales cycles (specifically across the commercial marketplace).

Professional services revenues, which include training and professional services, were $3.7 million for the year ended January 31, 2005, a 14% decrease over services revenues of $4.3 million for the year ended January 31, 2004. Professional services revenues for fiscal 2004 increased 8% over services revenues of $4.0 million for the year ended January 31, 2003. The decline in fiscal year 2005 professional services revenues versus fiscal year 2004 was primarily due to the completion of two major contracts from within the Company’s international operation, which was partially offset by one U.S. commercial engagement. Federal professional services revenues for fiscal year 2005 mirrored fiscal year 2004.

Maintenance revenues were $7.6 million for the year ended January 31, 2005, compared to $6.6 million and $6.5 million for the years ended January 31, 2004 and 2003, respectively. The increase in maintenance revenues in fiscal year 2005 can be attributed to the implementation of new maintenance renewal processes and an increased focus on identifying lapsed renewals from within the existing customer base.

Revenues from international operations are generated from software licenses with various European commercial and government customers and a well-established European reseller network. The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom. CTIL satellite offices in France and Germany were closed in fiscal year 2005. International revenues from CTIL increased approximately 6% to $7.5 million in fiscal year 2005 from $7.2 million in fiscal year 2004. In fiscal year 2004, international revenues declined 13% from $8.3 million in fiscal year 2003.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately 45%, 52%, and 27% of total revenues for fiscal years 2005, 2004, and 2003, respectively. One reseller customer accounted for approximately 17% of revenues in fiscal year 2005. In fiscal year 2004 one customer accounted for approximately 12% of revenues. There were no customers in fiscal year 2003 that accounted for more than 10% of revenues.

Cost of revenues

Cost of license revenues decreased 9% to $1.7 million in fiscal year 2005 from $1.8 million in fiscal year 2004. Cost of license revenues decreased 48% in fiscal year 2004 from $3.5 million in fiscal year 2003. As a percentage of license revenues, cost of license revenues was 12% for the year ended January 31, 2005, 10% for the year ended January 31, 2004, and 27% for the year ended January 31, 2003. The decrease in cost of license revenues over the last three fiscal years can be attributed to decreasing royalty expenses across those periods.

Cost of professional services revenues decreased 29% to $3.3 million for the year ended January 31, 2005 from $4.7 million for the year ended January 31, 2004. Cost of services revenues decreased 13% in fiscal year 2004 from $5.4 million in fiscal year 2003. The decrease in cost of professional services revenues for both fiscal year 2005 and 2004 is attributable to a reduction in the overall number of employees responsible for the management and delivery of professional services. During fiscal years 2005 and 2004, the Company’s restructuring actions reduced the number of employees in the professional services organization by seven and three, respectively. In restructuring actions taken during the year ended January 31, 2003, the Company reduced the number of employees in the professional services organization by 23. The Company has elected to retain only those individuals who were directly responsible for the management and delivery of professional services to the Company’s customers, resulting in improved utilization rates for those employees retained.

Cost of maintenance revenues decreased 15% in fiscal year 2005 to $1.7 million from fiscal 2004 and increased 15% to $2.0 million in fiscal year 2004 from $1.8 million in fiscal year 2003. As a percentage of maintenance revenues, cost of maintenance revenues was 23%, 31%, and 27%, in fiscal years 2005, 2004, and 2003, respectively. The decrease in cost of maintenance revenues in fiscal year 2005 is attributable to reduced personnel related costs. The increase in cost of maintenance revenues in fiscal year 2004 compared to fiscal year 2003 was due to the addition of five employees in the customer support organization.

Operating expenses

Sales and marketing expenses decreased 20% in fiscal year 2005 to $14.5 million from $18.1 million in fiscal year 2004. In fiscal year 2004, sales and marketing expenses decreased 9% from $20.0 million in fiscal year 2003. As a percentage of total revenues, sales and marketing expenses were 56%, 62% and 85% of total revenues, in fiscal years 2005, 2004 and 2003, respectively. The decrease in sales and marketing expenses for fiscal year 2005 is attributable to lower personnel costs stemming from the two restructurings the Company implemented in fiscal year 2005 resulting in the elimination of 28 employees, a decreased emphasis on the commercial sector for its core software offering RetrievalWare, reduced marketing program costs (e.g., trade shows, advertising, etc.) and a decrease in bad debt expense. In fiscal year 2004, the Company’s restructuring actions reduced the number of employees in the sales and marketing organization by eleven. In fiscal year 2003, the Company’s restructuring actions reduced the number of employees in the sales and marketing organization by 52. The fiscal year 2004 decrease in sales and marketing expenses compared to the prior year is also partially attributable to reduced spending on marketing programs of $0.2 million, accounting for approximately 10% of the decrease. In fiscal year 2003, a decrease in bad debt expense, marketing program expenses and commissions accounted for 22%, 12% and 6%, respectively of the decline. The number of sales and marketing personnel decreased to 66 employees at January 31, 2004 from 77 employees at January 31, 2003.

Research and product development costs increased 15% in fiscal year 2005 to $13.8 million from $12.0 million in fiscal year 2004, representing 54% and 41% of total revenues, respectively. In fiscal year 2004, research and product development costs increased 3% from $11.6 million in fiscal year 2003. In fiscal year 2003, research and product development costs represented 49% of total revenues. The increase in fiscal year 2005 research and development expenses was due to increased personnel related costs associated with the Web indexing initiative which accounted for approximately $4.2 million of fiscal year 2005 costs. The increase in fiscal year 2004 research and development expenses was due to an increased use of consultants for certain aspects of product development.

General and administrative expenses decreased 8% to $9.8 million in fiscal year 2005 from $10.6 million in fiscal year 2004, representing 38% and 36% of total revenues, respectively. In fiscal year 2004, general and administrative expenses increased 22% from $8.6 million in fiscal year 2003. General and administrative expenses represented 37% of total revenues in fiscal year 2003. The decrease in fiscal year 2005 general and administrative costs is due to reduced employee related costs resulting from the restructurings as implemented across the year and lower other general operating costs. The increase in general and administrative expenses in fiscal year 2004 was due to an increase in accounting and legal fees, a non-recurring charge associated with the departure of the Company’s Chief Operating Officer in the fourth quarter, and non-cash compensation expense associated with a deferred stock grant under the Company’s 2000 Stock Option Plan

Amortization of goodwill and other intangible assets

Amortization of acquired developed technology of $0.3 million, $0.3 million and $0.2 million is recorded in cost of license revenues for the fiscals years ended January 31, 2005, 2004 and 2003, respectively.

Incentive bonus payments to employees

In the first quarter of fiscal year 2003, the Company reversed approximately $0.1 million of previously provided for incentive bonus payments to be made to certain former Intel employees as they were no longer employees of the Company as of April 30, 2002. Specified former Intel employees who became Convera employees and remained employed through September 30, 2002 by agreement received payments representing the excess of the calculated aggregate gain they would have realized on forfeited Intel stock options that would have vested between 2002 and 2005, based on the fair value of Intel shares at a fixed date prior to the closing of the Combination, over the calculated aggregate gain on Convera stock options as of September 30, 2002. The incentive bonus payments were fully expensed as of January 31, 2003. The Company made payments of $0.4 million related to these incentive bonuses in fiscal year 2003, and the remaining $0.9 million was paid out in fiscal year 2004

Restructuring charges

During fiscal year 2005 the Company effected a re-alignment of its operational infrastructure aimed at more closely aligning its expense structure with expected future revenue streams. Restructurings in both the third and fourth quarters of fiscal 2005 totaling $0.9 million were implemented to reduce operating expenses through general workforce reductions, facility consolidations, reduced marketing related expenses and decreased other general operating costs. In connection with these restructurings, the Company reduced its workforce by 77 employees worldwide, including 23 employees from within the engineering group, 30 from the sales and marketing group, 19 from the professional services group, and five from the general and administrative group. These restructurings are expected to result in annualized savings of approximately $22 million beginning in fiscal 2006. Of the projected $22 million in savings, approximately $11 million are expected to be realized from sales and marketing, $4.2 million from engineering, $5.1 million from general and administrative and $1.7 million from cost of revenues.

During fiscal year 2004, the Company adopted restructuring plans in the first and second quarters as a result of continued efforts to streamline operations. In connection with the first quarter reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the general and administrative group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees. The Company estimated that annualized expense and cash savings resulting from the first fiscal quarter termination of employees would be approximately $1.7 million, which included approximately $1.3 million in estimated sales and marketing expense savings, approximately $0.3 million in estimated general and administrative expense savings, and approximately $0.1 million in estimated research and development expense savings. The savings first began to be realized in the second fiscal quarter. In the second quarter, the Company further reduced its workforce by 17 employees worldwide, including nine individuals from the engineering group, three from the sales group, three from the professional services group and two from the marketing group. In connection with this action, the Company recorded a restructuring charge of $0.3 million related to severance costs for terminated employees. The Company estimated that annualized expense and cash savings resulting from the second fiscal quarter termination of employees would be approximately $2.2 million, which included approximately $1.0 million in estimated sales and marketing expense savings, approximately $1.0 million in estimated research and development expense savings, and approximately $0.2 million in estimated cost of revenues savings. The savings first began to be realized in the third quarter of fiscal 2004.

During fiscal year 2003, the Company adopted restructuring plans in its continued effort to align its sales efforts around key vertical markets and to streamline operations. In the first quarter of fiscal 2003, in connection with this reorganization, the Company reduced its workforce by 61 employees worldwide, including 24 individuals from the engineering group, 16 from the sales group, 13 from the professional services group, six from the marketing group and two from the general and administrative group. As a result, the Company recorded a restructuring charge of approximately $1.0 million related to employee severance costs. The Company reduced the restructuring reserve in the first fiscal quarter by approximately $0.2 million, reflecting the payment of lower than estimated severance amounts related to previous restructuring actions. The Company estimated that annualized expense and cash savings resulting from the first fiscal quarter termination of employees would be approximately $7.7 million, which included approximately $3.0 million in estimated sales and marketing expense savings, approximately $2.8 million in estimated research and development expense savings, approximately $1.7 million in estimated cost of revenues savings and approximately $0.2 million in estimated general and administrative expense savings. The savings first began to be realized in the second fiscal quarter. In the second quarter of fiscal year 2003, the Company announced a reduction in force in the continued effort to streamline operations. As a result of this action, Convera’s total workforce was reduced by 42 employees, including 15 from the sales group, seven individuals from the engineering group, seven from the professional services group, seven from the marketing group and six from the general and administrative group. The Company recorded a restructuring charge in the second quarter of fiscal year 2003 of approximately $1.0 million related to employee severance costs. The Company estimated that annualized expense and cash savings resulting from the second fiscal quarter termination of employees would be approximately $6.2 million, which included approximately $3.7 million in estimated sales and marketing expense savings, approximately $0.9 million in estimated research and development expense savings, approximately $0.9 million in estimated general and administrative expense savings and $0.7 million in estimated cost of revenues savings. The savings first began to be realized in the third quarter of fiscal 2005. During the fourth quarter of fiscal year 2003, the Company adopted a restructuring plan in its continued effort to align its operations around key vertical markets and to streamline operations. As a result of this restructuring plan, the Company reduced its workforce by a total of 12 employees, including eight from the sales group, one from the engineering group and three from the professional services group. The Company recorded restructuring charges of approximately $0.5 million related to employee severance costs for the quarter ended January 31, 2003. The Company estimated that annualized expense and cash savings resulting from the fourth fiscal quarter termination of employees would be approximately $2.4 million, which included approximately $1.9 million in estimated sales and marketing expense savings, approximately $0.4 million in estimated cost of revenues savings and approximately $0.1 million in estimated research and development expense savings. The savings first began to be realized in the first quarter of fiscal year 2004.

The Company paid approximately $1.6 million, $1.9 million and $3.0 million against the restructuring reserve in the fiscal years ended January 31, 2005, 2004 and 2003, respectively. As of January 31, 2005, unpaid amounts of $0.1 million representing employee severance benefits and $0.7 million representing facility-related charges, have been classified as a current restructuring reserve in the accompanying consolidated balance sheet. The Company expects to pay the employee severance balances by the end of the first quarter of fiscal year 2006. Amounts associated with facility closings will be settled over the remaining term of the facility lease, which is through February 2006.

Acquired in-process research and development

In connection with the acquisition of Semantix Inc., the Company recorded a charge for acquired in-process research and development (“IPRD”) of $0.1 million in fiscal year 2003. The acquired IPRD was immediately expensed since the related technology had not reached technological feasibility as of the date of the acquisition.

Other income

Other income decreased to $0.2 million in fiscal year 2005 from $2.6 million in fiscal year 2004. In fiscal year 2004 other income included a gain of $2.4 million resulting from a settlement agreement reached between the Company and another party related to disputed invoices. As a result of the settlement, the Company’s liability was reduced from $5.6 million to $3.2 million, and the previously recorded accruals were reversed into other income. Other income was $0.6 million in fiscal year 2003.

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

In 2003, the SEC released Financial Reporting Release No. 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” (“FRR 67”). FRR 67 requires companies to present an overview of certain known contractual obligations in tabular format. Specifically, FRR 67 requires companies to include in a table information related to long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on a registrant’s balance sheet under generally accepted accounting principles in the United States (“GAAP”).

The Company has the following contractual obligations associated with its lease commitments and other contractual obligations:

Contractual Obligations	Payments Due By Period (in thousands)
	Total	2006	2007-2008	2009-2010	2011 and thereafter

Operating leases	$3,630	$2,121	$1,509	$—	—
Other contractual obligations	2,457	2,197	260	—	—

Total	$6,087	$4,318	$1,769	$—	—

•

Operating lease obligations — represents the minimum lease rental payments under non-cancelable leases, primarily for the Company’s office space and operating equipment in various locations around the world.

•

Other contractual obligations — represents the principal amounts due on outstanding contractual obligations relating to a separation agreement with a former executive, a hosting agreement between the Company and AT&T related to the Company’s Web indexing initiative and a settlement agreement between the Company and Intel Corporation, current and long-term, as of January 31, 2005.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at January 31, 2005 as compared to January 31, 2004 is summarized below (in thousands).

	January 31, 2005	January 31, 2004	Change

Cash and cash equivalents	$17,766	$30,530	$(12,764)
Investments	71	71	—

Total	$17,837	$30,601	$(12,764)

As of January 31, 2005, the Company’s balances of cash, cash equivalents and short-term investments were $17.8 million. The Company believes that its current balance of cash, cash equivalents, investments, funds generated from operations, if any, and the recent bank loan discussed below will be sufficient to fund the Company’s current projected cash needs for at least the next twelve months. Excluding the cash acquired as part of the Combination and other acquisitions and the recent bank loan, the Company has historically been entirely financed by sales of its common stock. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional expense action and/or external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

On March 23, 2005 the Company secured a $5 million equipment term loan from Silicon Valley Bank, the primary subsidiary of Silicon Valley Bancshares (NASDAQ: SIVB). The four-year, term facility will provide financing for capital purchases including those for its Web indexing initiative. The loan is secured by a first lien on all corporate assets, excluding intellectual property.

The number of days sales outstanding (“DSO”) was 101 days at January 31, 2005, compared to 79 as reported for the period ended January 31, 2004. The DSO for fiscal year 2005 is calculated using a methodology that focuses on the most recent sales in relation to the end of quarter receivables balance. The DSO calculation for fiscal year 2004, in addition to applying the aforementioned methodology, also incorporated the Company’s yearend bad debt reserve balance that decreased the end of quarter receivables balance. As such, if the DSO for fiscal year 2004 were calculated in an identical manner to that of fiscal year 2005, the resulting DSO for fiscal 2004 would have been 103 days. Management believes that the allowance for doubtful accounts of $0.5 million at January 31, 2005 is adequate. The allowance for doubtful accounts at the end of fiscal year 2005 decreased from $1.8 million at January 31, 2004. The allowance for doubtful accounts was $1.6 million at January 31, 2003. The provision taken for doubtful accounts was $(0.4) million, $0.1 million and $0.8 million during fiscal years 2005, 2004, and 2003, respectively.  The fluctuation in the provision for bad debts in fiscal years 2003 through 2005 correlates generally with the economic environment and more specifically to a shift in the Company’s customer base. The provision taken for bad debts has steadily declined in fiscal years 2003 through 2005 as the general economy improved, and as the Company’s customer base tended to shift to companies with a stronger financial history and to federal government agencies. As a percentage of gross receivables, the allowance for doubtful accounts was approximately 8%, 25% and 19% at January 31, 2005, January 31, 2004, and January 31, 2003, respectively. Collection efforts in fiscal year 2005 have reduced the percentage of receivables over 90 days past due. As a result, the allowance as a percentage of gross receivables has also decreased at January 31, 2005. Conversely, the allowance percentage increased at January 31, 2004 compared to the prior year-end. Although the overall gross accounts receivables balance had declined, the Company reserved for a backlog of long outstanding receivables being pursued at that time. There were no significant changes made to the Company’s collection policies or payment terms during the three-year time frame, however collection efforts have became more aggressive in an effort to identify collection issues earlier and take actions to increase the likelihood of collection.

Operating Activities

In fiscal year 2005, the Company’s operating activities utilized $19.9 million of net cash and cash equivalents, compared to $15.5 million in fiscal year 2004. Net cash used in operating activities was $26.2 million in fiscal year 2003. The fiscal year 2005 net loss of $19.8 million was offset by non-cash charges totaling $2.9 million, consisting primarily of depreciation of $1.6 million, equity compensation expense of $1.4 million and amortization of developed technologies of $0.3 million. A reversal to the provision for doubtful accounts reduced the non-cash charges by $0.4 million. Cash was provided from a reduction in prepaid expenses and other of $0.9 million and an increase to deferred revenues of $0.5 million. An increase to accounts receivable used cash of $0.6 million. Decreases to accounts payable, accrued expenses, accrued bonuses and the restructuring reserve used net cash of $2.1 million. A decrease to other long-term liabilities used $1.6 million. The fiscal year 2004 net loss of $18.1 million was offset by non-cash charges totaling $2.8 million, consisting primarily of depreciation of $1.7 million, equity compensation expense of $0.8 million and amortization of developed technologies of $0.3 million. Cash was provided from a reduction in accounts receivable of $1.5 million and a decrease in prepaid expense and other of $1.0 million. A decrease in accounts payable, accrued expense and accrued bonuses and an increase in other long-term liabilities used net cash of $2.3 million. A decrease in the restructuring reserve used $1.3 million, while an increase in deferred revenues contributed $0.9 million of net cash. The fiscal year 2003 net loss of $29.1 million was offset by non-cash charges totaling $3.5 million, consisting primarily of depreciation of $2.3 million; restructuring charges, net of cash paid, of $0.4 million; bad debt expense of $0.4 million; amortization of developed technologies of $0.2 million and acquired in-process research and development expense of $0.1 million. Cash was also provided by a reduction in accounts receivable of $1.8 million and a reduction in prepaid expenses and other of $2.3 million. A decrease in accounts payable and accrued expenses together with a decrease in deferred revenues used cash of $3.6 million. A decrease in the restructuring reserve also used cash of $1.1 million.

Investing Activities

In fiscal year 2005 cash flows from investing activities used $5.0 million for purchases of equipment and leasehold improvements. Of this, $4.1 million was related to the Web indexing initiative. Cash flows from investing activities provided the Company $19.5 million of cash in fiscal year 2004. Net cash provided from the maturity of U.S. Treasury bills provided cash of $20.0 million, while purchases of equipment and leasehold improvements used cash of $0.5 million. In fiscal year 2003, cash flows from investing activities provided the Company $19.5 million of cash. Net cash provided from the maturity of U.S. Treasury bills provided cash of $20.0 million, while purchases of equipment and leasehold improvements used cash of $0.7 million. Cash acquired as a result of the purchase of Semantix Inc. was approximately $0.4 million, netted against direct acquisition costs of approximately $0.2 million

Financing Activities

Financing activities provided cash of $12.2 million in fiscal year 2005. A private placement of 3,433,333 newly-issued shares of common stock to several investors, including affiliates of Allen & Company Incorporated, a significant stockholder of the company, and certain directors resulted in proceeds of $10.3 million. The shares were priced on September 7, 2004 at $3.00 per share, representing a premium to the $2.80 closing market price on such date. Additionally, cash of approximately $0.2 million was provided by the issuance of stock under the employee stock purchase plan and cash of $1.7 million was provided from the exercise of employee stock options. Financing activities provided approximately $16.8 million of cash in fiscal year 2004, including proceeds of $16.0 million from a private placement and proceeds of $0.8 million from the issuance of stock under the employee stock purchase plan, the issuance of warrants and the exercise of stock options. Financing activities provided approximately $0.3 million of cash in fiscal year 2003, mainly from the issuance of stock under the employee stock purchase plan.

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

Recent Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than August 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is analyzing its options related to the adoption of Statement 123(R), which we will adopt as of August 1, 2005.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the years ended January 31, 2005, 2004 and 2003.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS No. 153), which requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. This eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. Statement 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

The Financial Accounting Standards Board issued Interpretation No.46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The main provisions of FIN 46 are effective in financial statements for periods ending after March 15, 2004 (except for certain VIE structures that had an earlier effective date). The Company does not have any VIEs and consequently this Interpretation has not had an effect on its consolidated financial statements.

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom were approximately 29% of total revenues in fiscal year 2005. International sales are made predominantly from the Company’s foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of January 31, 2005, approximately 10% and 17% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of fiscal year 2005, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of January 31, 2005, approximately 2% and 3% of the Company’s cash and cash equivalents were denominated in British pounds and EUROs, respectively. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. Short-term investments consist primarily of U.S. Government treasury bills and are carried at amortized cost. The Company also has a certificate of deposit for $71,000, which is pledged to collateralize a letter of credit required for a leased facility. Given the relatively short maturity periods of cash equivalents and short-term investments, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited.

Item 8.            Financial Statements and Supplementary Data

Financial statements and supplementary data of the Company are submitted as a separate section of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them, on a timely basis, material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Item 9B.         Other Information

During August 2004, the Company entered into a Master Agreement and an Enterprise Hosting Agreement with AT&T for hosting and bandwidth services related to the Web indexing initiative. The agreement committed the Company to a financial obligation of approximately $1.4 million over a twenty-four month period. Both agreements may be terminated with reasonable notice at which time the Company would have a remaining financial obligation limited to 50% of its remaining contractual commitment.

During December 2004, the Company entered into a second amendment for its office lease located at 1921 Gallows Road, Vienna, Virginia. This second amendment allows for an extension of the lease term through December 31, 2007, reduces the size of the premises by approximately 7,500 square feet and decreases the monthly base rental rate per square foot.

PART III

Item 10.         Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company will be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2005 and is incorporated in this report by reference.

The Company has adopted a written code of conduct and ethics (the “Code”) which is applicable to all of the Company’s officers, directors and employees, including the Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Senior Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission and the rules of the Nasdaq Stock Market, a copy of the Code has been posted on the Company’s website at www.convera.com. The Company intends to disclose any changes in or waivers from the Code applicable to any Senior Officers on its website or by filing a Form 8-K.

Item 11.         Executive Compensation

Information regarding executive compensation will be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2005 and is incorporated in this report by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2005 and is incorporated in this report by reference.

Item 13.         Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions, if any, will be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2005 and is incorporated in this report by reference.

Item 14.         Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2005 and is incorporated in this report by reference.

PART IV Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of Form 10-K

	1.	Financial Statements:

The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8 and Part IV, Items 14(a) and 14(d):

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	2.	Schedules Supporting Financial Statements:

All schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes to the consolidated financial statements.

	3.	Exhibits:

See Exhibit Index on the following page.
34

Exhibit Index

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents

3.1	Amended and Restated Certificate of Incorporation of Convera	Form S-4 (Registration No. 333-50172), November 17, 2000

3.2	By-laws of Convera (Amended and Restated)	Form 10-K, April 30, 2003

10.2	1995 Incentive Plan, dated November 1995	Proxy Statement dated October 16, 1995 for Annual Meeting of Shareholders

10.4	Amended and Restated Excalibur Technologies Corporation 1996 Employee Stock Purchase Plan	Form S-4 (Registration No. 333-50172), November 17, 2000

10.5	Office Lease (1921 Gallows Road, Vienna, Virginia 22182), commencing May 1, 1999	Form 10-K, April 30, 1999

10.6	Employment agreement with James H. Buchanan, dated September 7, 1995	Form 10-K, April 30, 1999

10.7	Office lease (11000 Broken Land Parkway, Columbia Maryland), commencing June 15, 2000	Form 10-K, April 28, 2000

10.8	Convera Stock Option Plan	Form 8-K, May 3, 2000

10.9	Office Lease (23245 NW Evergreen Parkway, Hillsboro, Oregon) commencing March 1, 2001	Form 10-K, May 1, 2001

10.10	Office Lease (1808 Aston Avenue, Carlsbad, California) commencing November 1, 2001	Form 10-K, April 30, 2002

10.11	Amended and Restated Convera Corporation 1996 Employee Stock Purchase Plan	Definitive Form 14C, December 18, 2001

10.12	Office Lease (2055 Gateway Place , San Jose, California), commencing February 1, 2003	Form 10-K, April 30, 2003

10.13	Agreement and Release with James Buchanan, dated February 6, 2004 and First Amendment dated March 9, 2004	Form 10-K, April 30, 2004

10.14	Agreement and Release with Christopher Mann, dated January 7, 2004 and First Amendment dated March 9, 2004	Form 10-K, April 30, 2004

10.15	Settlement Agreement with Intel Corporation effective December 23, 2003	Form 10-K, April 30, 2004

10.16	Employment Agreement with Steven M. Samowich, dated April 28, 2004	Form 10-Q, June 14, 2004

10.17	Employment Agreement with John R. Polchin, dated April 1, 2004	Form 10-Q, June 14, 2004

10.18	Office Lease Amendment (1921 Gallows Road, Vienna Virginia) commencing October 6, 2004	Form 10-Q, December 12, 2004

10.19	AT&T Master Agreement dated August 24, 2004	Filed Herewith
35

21.01	Subsidiaries of Convera	Form 10-K, April 30, 2004

23.01	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERA CORPORATION

	By:	/s/ Patrick C. Condo
————————————————
Patrick C. Condo
President and Chief Executive Officer
Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Patrick C. Condo	President, Chief Executive Officer,	March 30, 2005
and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Patrick C. Condo

/s/Ronald J. Whittier	Chairman of the Board	March 30, 2005

Ronald J. Whittier

/s/Herbert A. Allen	Director	March 30, 2005

Herbert A. Allen

/s/Herbert A. Allen, III	Director	March 30, 2005

Herbert A. Allen, III

/s/Stephen D. Greenberg	Director	March 30, 2005

Stephen D. Greenberg

/s/Eli S. Jacobs	Director	March 30, 2005

Eli S. Jacobs

/s/Donald R. Keough	Director	March 30, 2005

Donald R. Keough

/s/William S. Reed	Director	March 30, 2005

William S. Reed

/s/ Carl J. Rickertson	Director	March 30, 2005

Carl J. Rickertson

/s/ Jeffrey White	Director	March 30, 2005

Jeffrey White
37

38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Convera Corporation

We have audited the accompanying consolidated balance sheets of Convera Corporation as of January 31, 2005 and January 31, 2004, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convera Corporation as of January 31, 2005 and January 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, in the year ended January 31, 2003 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

McLean, Virginia
February 18, 2005, Except for Note 17, as to which the date is March 23, 2005
F-1

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	As of January 31,

ASSETS	2005	2004

Current Assets:
Cash and cash equivalents	$17,766	$30,530
Short term investments	71	71
Accounts receivable, net of allowance for doubtful accounts of $537 and $1,793, respectively	6,530	5,464
Prepaid expenses and other	2,390	2,536

Total current assets	26,757	38,601

Equipment and leasehold improvements, net of accumulated depreciation of $13,940 and $12,692, respectively	5,145	1,759
Other assets	1,551	2,225
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of $780 and $511, respectively	566	835

Total assets	$36,294	$45,695

LIABILITIES AND SHAREHOLDERS’EQUITY

Current Liabilities:
Accounts payable	1,967	2,615
Accrued expenses	3,529	4,093
Accrued bonuses	526	745
Restructuring reserve	835	620
Deferred revenues	4,288	3,720

Total current liabilities	11,145	11,793

Restructuring reserve, net of current portion	—	887
Other long-term liabilities	—	1,647

Total liabilities	11,145	14,327
Commitments and Contingencies
Shareholders’ Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 38,740,215 and ; 34,655,344 shares issued, respectively; 38,013,807 and 33,842,087 shares outstanding, respectively	387	347
Treasury stock at cost, 726,408 and 813,257 shares, Respectively	(1,678)	(1,879)
Additional paid-in capital	1,084,269	1,070,880
Accumulated deficit	(1,056,445)	(1,036,625)
Accumulated other comprehensive loss	(1,384)	(1,355)

Total shareholders’ equity	25,149	31,368

Total liabilities and shareholders’ equity	$36,294	$45,695

See accompanying notes.
F-2

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share data)

	For the Fiscal Years Ended January 31,

	2005	2004	2003

Revenues:
License	$14,360	$18,322	$13,062
Professional services	3,746	4,338	4,018
Maintenance	7,592	6,591	6,534

	25,698	29,251	23,614

Cost of revenues:
License	1,658	1,822	3,485
Professional services	3,332	4,715	5,446
Maintenance	1,718	2,033	1,766

	6,708	8,570	10,697

Gross margin	18,990	20,681	12,917

Operating expenses:
Sales and marketing	14,476	18,124	20,018
Research and product development	13,801	11,981	11,639
General and administrative	9,764	10,564	8,642
Incentive bonus payments to employees	—	—	(138)
Restructuring charges	944	621	2,337
Acquired in-process research and development	—	—	126

	38,985	41,290	42,624

Operating loss	(19,995)	(20,609)	(29,707)

Other income, net	175	2,550	636

Net loss before income taxes	(19,820)	(18,059)	(29,071)

Income tax benefit	—	—	—

Net loss	(19,820)	(18,059)	(29,071)

Net loss applicable to common shareholders	$(19,820)	$(18,059)	$(29,071)

Basic and diluted net loss per common share	$(0.56)	$(0.57)	$(1.01)
Weighted-average number of common shares outstanding – basic and diluted	35,432,754	31,486,032	28,854,291

Comprehensive loss:
Net loss	(19,820)	(18,059)	(29,071)
Foreign currency translation adjustment	(29)	(539)	(98)

Comprehensive loss	$(19,849)	$(18,598)	$(29,169)

See accompanying notes.
F-3

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands, except share data)
								Accumulated Other Compre- hensive Income (Loss)
	Common Stock			Treasury Stock
						Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Warrants	Shares	Amount				Total

Balance, January 31, 2002	27,969,334	$280	—	(1,000,000)	$(2,310)	$1,050,053	$(989,429)	$(718)	$57,876
Stock adjustment for previously retired treasury stock	1,000,000	10	—	—	—	(10)	—	—	—
Issuance of common stock upon exercise of options	10,810	—	—	—	—	14	—	—	14
Issuance of common stock for Employee Stock Purchase Plan	73	—	—	—	—	—	—	—	—
Issuance of treasury stock for Employee Stock Purchase Plan	—	—	—	122,845	284	—	(40)	—	244
Issuance of common stock related to Semantix merger	900,000	9	—	—	—	3,398	—	—	3,407
Foreign Currency Translation adjustment	—	—		—	—	—	—	(98)	(98)

Net loss	—	—			—	—	(29,071)	—	(29,071)

Balance, January 31, 2003	29,880,217	$299	—	(877,155)	$(2,026)	$1,053,455	$(1,018,540)	$(816)	$32,372

Private placement	4,714,111	47	—	—	—	15,978	—	—	16,025
Issuance of common stock upon exercise of options	61,016	1	—	—	—	250	—	—	251
Issuance of treasury stock for Employee Stock Purchase Plan	—	—	—	63,898	147	26	(26)	—	147
Issuance of warrants to third party	—	—	137,711	—	—	383	—	—	383

Deferred compensation	—	—	—	—	—	788	—	—	788
Foreign Currency Translation adjustment	—	—	—	—	—	—	—	(539)	(539)

Net loss	—	—	—	—	—	—	(18,059)	—	(18,059)

Balance, January 31, 2004	34,655,344	$347	137,711	(813,257)	$(1,879)	$1,070,880	$(1,036,625)	$(1,355)	$31,368

Private placement	3,433,333	34	—	—	—	10,266			10,300
Issuance of common stock upon exercise of options	465,469	5	—	—	—	1,835			1,840
Issuance of treasury stock for Employee Stock Purchase Plan	—	—	—	86,849	201	(6)			195
Exercise of warrants by third party	84,744	—	(137,711)	—	—	—			—

Deferred compensation	—	—	—	—	—	1,416			1,416

Equity compensation	101,325	1	—	—	—	(122)			(121)
Foreign Currency Translation adjustment	—	—	—	—	—	—		(29)	(29)

Net loss	—	—	—	—	—	—	(19,820)		(19,820)

Balance, January 31, 2005	38,740,215	$387	—	(726,408)	$(1,678)	$1,084,269	$(1,056,445)	$(1,384)	$25,149

See accompanying notes.
F-4

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the Fiscal Years Ended January 31,

	2005	2004	2003

Cash Flows from Operating Activities:
Net loss	$(19,820)	$(18,059)	$(29,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,584	1,660	2,258
(Benefit) provision for doubtful accounts	(402)	69	400
Amortization of intangible assets	269	269	242
Equity compensation expense on deferred stock	1,416	788	—
Non-cash restructuring charges	—	—	425
Acquired in-process research and development	—	—	126
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(559)	1,481	1,812
Prepaid expenses and other	860	984	2,330
Accounts payable, accrued expenses and accrued bonuses	(1,471)	(3,904)	(2,508)
Restructuring reserve	(670)	(1,313)	(1,112)
Deferred revenues	526	903	(1,103)
Other long-term liabilities	(1,647)	1,647	—

Net cash used in operating activities	(19,914)	(15,475)	(26,201)

Cash Flows from Investing Activities:
Purchase of investments	—	(14,960)	(70,002)
Proceeds from maturities of investments	—	34,942	90,036
Purchases of equipment and leasehold improvements	(4,959)	(470)	(710)
Cash acquired in acquisition of business	—	—	399
Direct acquisition costs	—	—	(246)

Net cash (used in) provided by investing activities	(4,959)	19,512	19,477

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net	194	147	244
Proceeds from the private placement	10,300	16,025	—
Proceeds from the issuance of warrants	—	383	—
Proceeds from the exercise of stock options	1,719	251	14

Net cash provided by financing activities	12,213	16,806	258

Effect of Exchange Rate Changes on Cash	(104)	(725)	(750)

Net (Decrease) Increase in Cash and Cash Equivalents	(12,764)	20,118	(7,216)

Cash and Cash Equivalents, beginning of year	30,530	10,412	17,628

Cash and Cash Equivalents, end of year	$17,766	$30,530	$10,412

See accompanying notes.
F-5

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

As of January 31, 2005, 2004 and 2003, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned more than 50% of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and professional services. Further, during fiscal year 2005, the Company embarked on an advanced Web indexing development effort focused on applying portions of the Company’s existing technology to also locate contextually relevant information on the World Wide Web (the “Web”). This development initiative has advanced to a “Beta” stage as of January 31, 2005, at which date the technology contained more than 1 billion documents in the index. Commercial availability is expected during fiscal 2006 for this service offering.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; reduced customer demand for the Company’s products and services; continued success in technological advances and development including the Web indexing initiative; the delay or deferral of customer software implementations; the potential for U.S. Government agencies from which the Company has historically derived a significant portion of its revenues to be subject to budget cuts; a dependence on international sales; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; the availability of additional capital financing on terms acceptable to the Company, if at all; and the present ownership structure of the Company which includes Allen Holdings Inc. and related parties who exercise voting control of the Company such that other shareholders will not have an effective say in any matters upon which its shareholders vote. Although management believes that its current cash position is sufficient to sustain operations through January 31, 2006, should cash needs dictate, additional cost saving measures could be enacted to conserve cash.

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

Research and Development Costs

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” requires the capitalization of certain software development costs once technological feasibility is established, which for the Company generally occurs upon completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. For the Company’s core software product the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its core software products. The Company’s web indexing software, currently in beta stage, is deemed to have reached technological feasibility as of January 31, 2005. As a result, the Company will begin capitalizing software development costs related to the web indexing initiative beginning February 1, 2005. The Company expects to have a web services product available during fiscal year 2006, at which time capitalization will cease and amortization of the capitalized costs will commence.

Advertising

Advertising costs are expensed as incurred and included with sales and marketing in the consolidated statements of operations and comprehensive loss. The Company incurred approximately $197, $449 and $52 in advertising costs for the years ended January 31, 2005, 2004 and 2003, respectively.

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made under the respective plans in fiscal years 2005, 2004 and 2003 consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below.

	2005	2004	2003

Net loss, as reported	$(19,820)	$(18,059)	$(29,071)
Stock-based compensation, as reported	1,416	788	—
Total stock-based compensation determined under fair value based method for all awards	(6,274)	(6,773)	(8,246)

Pro forma net loss	$(24,678)	$(24,044)	$(37,317)

Basic and diluted net loss per common share, as reported	($ 0.56)	($ 0.57)	($ 1.01)
Basic and diluted net loss per common share, pro forma	($ 0.70)	($ 0.76)	($ 1.29)

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

	2005	2004	2003

Expected volatility	90%	96%	95%
Risk free interest rates	3.1% to 3.8%	2.5% to 3.3%	3.0% to 4.6%
Dividend yield	None	None	None
Expected lives	5 years	5 years	5 years

The weighted average fair value per share for stock option grants that were awarded in fiscal years 2005, 2004 and 2003 was $3.20, $3.01 and $2.69, respectively. See Note 13 for additional information related to the Company’s stock compensation plans.

During fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several senior officers of the Company were awarded an aggregate of 1,700,000 shares of deferred stock with a five-year cliff vesting provision, of which an aggregate of 1,150,000 shares of deferred stock were outstanding as of January 31, 2005. Pursuant to Mr. Condo’s May 2003 deferred stock agreement as amended in May 2004, Mr. Condo was awarded 600,000 deferred shares of the Company’s common stock. Under the amended agreement, 150,000 shares of common stock vest on each consecutive one-year anniversary of the date of grant as long as Mr. Condo remains continuously employed with the Company through such vesting date. Notwithstanding such vesting schedule, all of the deferred shares will vest on the earlier occurrence of Mr. Condo’s termination of employment without cause, death or disability or a change of control of the Company. On May 20, 2004, in accordance with the terms of the amended deferred stock agreement, 150,000 shares vested and the Company withheld 48,675 of the shares at a cost of approximately $121,000 to fulfill Mr. Condo’s tax obligation with respect to the award. The deferred stock covering the remaining 700,000 shares, which is held by several senior officers, has a five-year cliff vesting provision, or vests immediately upon a change in control. The weighted-average fair value of the awards granted in fiscal year 2004 was $4.84 based on the market price of the Company’s stock on the date of award. Compensation cost for Mr. Condo’s stock award is expensed on a straight-line basis over the four-year vesting period. Compensation cost for the remaining 700,000 shares is expensed on a straight-line basis over the five-year vesting period. Compensation expense, net of reversals for terminated employees, recorded by the Company in fiscal year 2005 was $1.4 million. Compensation expense of $646, $773 and $(3) is included in general and administrative costs, research and development costs and sales and marketing costs, respectively, in the accompanying consolidated statements of operations and comprehensive loss.

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

Translation of Foreign Financial Statements

The functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period. Foreign currency translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains recorded in operating expenses were $81, $741 and $585 for the years ended January 31, 2005, 2004 and 2003, respectively.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximates their fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Management believes that the Company’s investment policy limits the Company’s exposure to concentrations of credit risk. The Company sells its products primarily to government agencies and to major corporations, including distributors that serve a wide variety of U.S. and foreign markets. The Company extends credit to its corporate customers based on an evaluation of the customer’s financial condition, generally without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses. The allowance for doubtful accounts is determined based on an analysis of the Company’s historical collection experience and the Company’s portfolio of customers taking into consideration the general economic environment as well as the industry in which the Company operates.

Valuation Accounts

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Uncollectible Accounts Written Off, Net of Recoveries	Balance at End of Period

Year Ended January 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,793	$(401)	$(855)	$537

Year Ended January 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,569	$80	$144	$1,793

Year Ended January 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,115	$400	$(946)	$1,569

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximates this fair value. Substantially all cash and cash equivalents are on deposit with two major financial institutions.

Short Term Investments

Highly liquid investments with maturities of one year or less at the time of purchase are classified as short-term investments. Short-term investments as of January 31, 2005 and January 31, 2004 consist of a certificate of deposit for $71, which is pledged to collateralize a letter of credit required for a leased facility

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes at the tax rates expected to be in effect when the differences reverse. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a full valuation allowance against its net deferred tax assets as of January 31, 2005.

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

Other Income

Other income for the year ended January 31, 2005 consisted of $175 of net interest income. For the year ended January 31, 2004 other income consisted of $187 in net interest income and a reversal of $2,363 of accrued expenses resulting from a settlement agreement reached between the Company and another party in fiscal year 2004. As a result of the settlement, the Company’s liability was reduced from $5.6 million to $3.2 million, and the previously recorded accruals were reversed into other income. In fiscal year 2003 other income consisted entirely of net interest income of $636.

Recent Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than August 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

F-12

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is analyzing its options related to the adoption of Statement 123(R), which we will adopt as of August 1, 2005.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the years ended January 31, 2005, 2004 and 2003.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS No. 153), which requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. This eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. Statement 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

The Financial Accounting Standards Board issued Interpretation No.46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The main provisions of FIN 46 are effective in financial statements for periods ending after March 15, 2004 (except for certain VIE structures that had an earlier effective date). The Company does not have any VIEs and consequently this Interpretation has not had an effect on its consolidated financial statements.

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

Developed technology is being amortized on a straight-line basis over five years. To determine the fair market value of the developed technology, the Company used the relief from royalty method, which uses the amount of royalty expense the Company would have incurred if the developed technology was licensed in an arms length transaction instead of purchased. The acquired in-process research and development (“IPRD”) of $126 was expensed immediately since the related technology had not reached technological feasibility as of the date of the acquisition. To determine the value of the IPRD, the discounted cash flow method, which entails a projection of the prospective cash flows to be generated from the sale of the technology over a discrete period of time, discounted at a rate in order to calculate present value, was used. The remainder of the purchase price minus the tangible assets acquired and the intangible assets created was allocated to goodwill. Goodwill is not being amortized but is reviewed at least annually for impairment in accordance with SFAS No. 142. There was no impairment of goodwill recorded during any of the last three fiscal years.

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

Pro forma information (unaudited):

Year ended January 31, 2003

Revenues	$23,625
Net loss	(30,104)
Basic and diluted net loss per common share	(1.04)

(4)           RESTRUCTURINGS

In fiscal year 2002, as a result of the Company’s decision to exit the interactive media services market and in response to the downturn in the economy, the Company adopted several restructuring plans. The Company continued to reduce its workforce in fiscal years 2003 and 2004 and 2005 in an effort to reduce operating costs and increase efficiencies.

FY02 Q2 Restructuring

On May 10, 2001, the Company announced it was restructuring its business operations in response to the downturn in the economy and in conjunction with the integration of the IMS division’s operations following the Combination. As a result, the Company recorded a restructuring charge of $2,933. As of January 31, 2004, payments related to employee severance and contractual obligations have been paid in full. The Company expects to settle the remaining accrual of $166 related to facility closings over the term of the related facility lease, which is through February 2006.

The FY02 Q2 restructuring plan is outlined below including a summary of the restructuring charges, the payments made against those charges, non-cash adjustments made and the remaining restructuring liability as of January 31, 2005:

FY02 Q2 Restructuring	Employee termination costs	Estimated costs of facilities closing	Contractual obligations	Total

Restructuring charges	$409	$2,066	$458	$2,933
FY02 payments	(332)	(241)	(458)	(1,031)
FY02 Non-cash adjustment	—	(796)	—	(796)

Balance 1/31/02	77	1,029	—	1,106
FY03 payments	—	(291)	—	(291)
FY03 Non-cash adjustment	(77)	—	—	(77)

Balance 1/31/03	—	738	—	738
FY04 payments	—	(267)	—	(267)

Balance 1/31/04	$—	$471	$—	$471
FY05 payments	—	(305)	—	(305)

Balance 1/31/05	$—	$166	$—	$166

FY02 Q3 Restructuring

On October 3, 2001, the Company announced an additional restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, Convera RetrievalWare and Convera Screening Room. As a result of the restructuring plan, the Company recorded restructuring charges in the third quarter of fiscal year 2003 of $5,195. As of January 31, 2004 payments related to employee severance and contractual obligations have been paid in full. In the fourth quarter of fiscal year 2005, a non-cash adjustment of approximately $137 was made as projected payments related to this restructuring were less than originally estimated. The Company expects to settle the remaining accrual of $525 related to facility closings over the term of the related facility lease, which is through February 2006.

The FY02 Q3 restructuring plan is outlined below including a summary of the restructuring charges, the payments made against those charges, non-cash adjustments made and the remaining restructuring liability as of January 31, 2005:

FY02 Q3 Restructuring	Employee termination costs	Estimated costs of facilities closing	Contractual obligations	Total

Restructuring charges	$1,169	$3,146	$880	$5,195
FY02 payments	(1,030)	(118)	(430)	(1,578)
FY02 Non-cash adjustment	—	(973)	—	(973)

Balance 1/31/02	139	2,055	450	2,644
FY03 payments	(36)	(435)	(130)	(601)
FY03 Non-cash adjustment	(103)	(245)	—	(348)

Balance 1/31/03	—	1,375	320	1,695
FY04 payments	—	(339)	(320)	(659)

Balance 1/31/04	$—	$1,036	$—	$1,036
FY05 payments	—	(374)	—	(374)
FY05 Non-cash adjustment	—	(137)	—	(137)

Balance 1/31/05	$—	$525	$—	$525

FY03 Q1 Restructuring

On February 22, 2002, the Company announced that it was aligning its operations around key vertical markets. In connection with this reorganization, the Company reduced its workforce by 61 employees worldwide, including 24 individuals from the engineering group, 16 from the sales group, 13 from the professional services group, six from the marketing group and two from the general and administrative group. As a result, the Company recorded a restructuring charge of approximately $1,027 related to employee severance costs. As of January 31, 2003 the balance of employee related severance costs has been paid in full. A summary of the FY03 Q1 restructuring charges and payments appears below.

FY03 Q1 Restructuring	Employee termination costs

Restructuring charges	$1,027
FY03 payments	(1,027)

Balance 1/31/03	$—

FY03 Q2 Restructuring

On May 22, 2002, the Company announced a reduction in force in the continued effort to streamline operations. As a result of this action, Convera’s total workforce was reduced by 42 employees, including 15 from the sales group, seven individuals from the engineering group, seven from the professional services group, seven from the marketing group and six from the general and administrative group. The Company recorded a restructuring charge in the second quarter of fiscal year 2003 of $1,043 related to employee severance costs. The balance of these employee related severance costs has been paid in full as of January 31, 2003. The FY03 Q2 restructuring is summarized below.

FY03 Q2 Restructuring	Employee termination costs

Restructuring charges	$1,043
FY03 payments	(1,043)

Balance 1/31/03	$—

FY03 Q4 Restructuring

During the fourth quarter of fiscal year 2003, the Company adopted a restructuring plan in its continued effort to align its operations around key vertical markets and to streamline operations. As a result of this restructuring plan, the Company reduced its workforce by a total of 12 employees, including eight from the sales group, one from the engineering group and three from the professional services group. The Company recorded restructuring charges of approximately $448 related to employee severance costs for the quarter ended January 31, 2003. Severance costs related to this restructuring plan have been paid in full as of January 31, 2004. A summary including annual payments related to the FY03 Q4 restructuring appears below.

FY03 Q4 Restructuring	Employee termination costs

Restructuring charges	$448
FY03 payments	(61)

Balance 1/31/03	387
FY04 payments	(387)

Balance 1/31/04	$—

FY04 Q1 Restructuring

During the first quarter of the fiscal year 2004, the Company adopted a restructuring plan in its continued effort to make operations more efficient. In connection with this reorganization, the Company reduced its workforce by 11 employees worldwide, including four individuals from the general and administrative group, four from the marketing group, two from the sales group and one from the engineering group. The Company recorded a restructuring charge of $325 related to terminated employee severance costs. Severance costs related to this restructuring have been paid in full as of January 31, 2004. The FY04 Q1 restructuring plan is summarized below.

FY04 Q1 Restructuring	Employee termination costs

Restructuring charges	$326
FY04 payments	(326)

Balance 1/31/04	$—

FY04 Q2 Restructuring

In the second quarter of fiscal year 2004, the Company announced an additional reduction in force. As a result of this action, the Company reduced its workforce by 17 employees worldwide, including nine individuals from the engineering group, three from the sales group, three from the professional services group and two from the marketing group. The Company recorded a restructuring charge of $295 related to severance costs for terminated employees. As of January 31, 2004 the balance of employee related severance costs has been paid in full. The FY04 Q2 restructuring plan is summarized below.

FY04 Q2 Restructuring	Employee termination costs

Restructuring charges	$295
FY04 payments	(295)

Balance 1/31/04	$—

FY05 Q3 Restructuring

On August 18, 2004, the Company announced that it was enacting further cost reduction measures to more closely align its expense structure with expected future revenue streams. As part of the restructuring, the Company reduced its personnel related costs, eliminated certain marketing programs, renegotiated real estate obligations and decreased other general operating expenses. As a result of this action, the Company reduced its workforce by 36 employees worldwide, including 13 individuals from the engineering group, six from the sales group, nine from the professional services group, four from the marketing group and four from the G&A group. In the third quarter of fiscal year 2005, the Company recorded a restructuring charge of $518 related to severance costs for terminated employees. As of January 31, 2005 all severance costs related to the restructuring have been paid. The FY05 Q3 restructuring plan is summarized below.

FY05 Q3 Restructuring	Employee termination costs

Restructuring charges	$518
FY05 payments	(518)

Balance 1/31/05	$—

FY05 Q4 Restructuring

On December 10, 2004 the Company announced that it had effected a re-alignment of its operational infrastructure. As part of this restructuring the Company reduced its personnel related costs through general workforce reductions and facility consolidations. In total the Company reduced its workforce by 41 employees worldwide, including 16 individuals from the sales group, ten from the engineering group, eight from the professional services group, four from the marketing group and three from the G&A group. The Company also further reduced marketing related expenses and decreased other general operating costs. Additionally, as part of this restructuring, the Company transferred certain existing personnel resources to the Company’s previously announced web indexing initiative.

The Company recorded a restructuring charge of $563 related to severance costs for terminated employees during the fourth quarter of fiscal year 2005. The Company expects to settle the remaining balance of $144 during the first quarter of fiscal year 2006. The FY05 Q4 restructuring plan is summarized below.

FY05 Q4 Restructuring	Employee termination costs

Restructuring charges	$563
FY05 payments	(419)

Balance 1/31/05	$144

The Company paid an aggregate of approximately $1,616, $1,934 and $3,023 against the restructuring reserve in the fiscal years ended January 31, 2005, 2004, and 2003, respectively. As of January 31, 2005, the unpaid balance of $835 has been classified as a current restructuring reserve in the accompanying consolidated balance sheet.

(5)           INCENTIVE BONUS PAYMENTS

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

(6)           EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at January 31, 2005 and 2004 consisted of the following:

	2005	2004

Computer equipment	$15,426	$10,713
Office furniture	2,918	3,059
Leasehold improvements	741	679

	19,085	14,451
Less accumulated depreciation	(13,940)	(12,692)

	$5,145	$1,759

Equipment and leasehold improvements are added at cost. Depreciation is calculated on the straight-line method over three years for computer equipment, five years for office furniture and over the life of the related lease for leasehold improvements. Depreciation expense for fiscal years 2005, 2004 and 2003 was $1,584, $1,660 and $2,258, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill and other acquisition-related intangibles at fiscal year ends were as follows:

	2005	2004

Goodwill	$2,275	$2,275

Developed technologies	$1,346	$1,346
Less accumulated amortization	(780)	(511)

	$566	$835

Amortization expense for fiscal years 2005, 2004 and 2003 was $269, $269 and $242, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2006 - $269; 2007 - $269; 2008 - $28; 2009 and 2010 - none.

(8)           ACCRUED EXPENSES

Accrued expenses at January 31, 2005 and 2004 consisted of the following:

	2005	2004

Accrued payroll	$1,026	$1,420
Accrued facility costs	1,625	1,625
Other	878	1,048

	$3,529	$4,093

(9) INCOME TAXES The Components of the benefit from income taxes are as follows:

For the Fiscal Years Ended January 31,

	2005	2004	2003

Current tax benefit
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred tax benefit
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of:

	For the Fiscal Years Ended January 31,

	2005		2004		2003

Federal benefit at statutory rate	$(6,937)	(35)%	$(6,321)	(35)%	$(10,048)	(35)%
Effect of:

State benefits, net of federal benefits	(595)	(3)%	(542)	(3)%	(1,039)	(3)%
Expiration of NOL carryforward	621	3%	—	0%	—	0%
Other	645	3%	163	1%	733	2%
Valuation allowance	6,266	32%	6,700	37%	10,354	36%

Net deferred tax assets	$—	0%	$—	0%	$—	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s net deferred tax assets at January 31, 2005 and 2004 were as follows:

	2005	2004

Deferred tax assets:
Net operating loss carryforwards, not yet utilized	$61,627	$58,663
Restructuring reserve	325	586
Other	16,981	13,418

Total deferred tax assets	78,933	72,667
Valuation allowance	(78,933)	(72,667)

Net deferred tax assets	$—	$—

At January 31, 2005, the Company had net operating loss carryforwards (“NOLs”) of approximately $161,843 that expire at various dates through fiscal year 2024. The use of these NOLS may be limited by Section 382 of the Internal Revenue Code as a result of the Combination. Approximately $15,100 of the NOLs relate to stock option exercises, and $15,065 and $109 relate to UK and Canada operations, respectively. The tax benefit associated with the stock option exercises will be credited to equity when and if realized.

As of January 31, 2005, the Company had deferred tax assets which are primarily related to NOL carryforwards generated by the Company. As the Company has not generated earnings and no assurance can be made of future earnings needed to utilize these NOLs, a valuation allowance in the amount of the deferred tax asset has been recorded.

(10)         CAPITALIZATION

The authorized capital stock of Convera consists of 100 million shares of Class A voting common stock, par value $0.01 per share, 40 million shares of Class B non-voting common stock, par value $0.01 per share, and five million shares of cumulative convertible preferred stock, par value $0.01 per share.

In the third quarter of fiscal year 2005, the Company completed a private placement of 3,433,333 newly-issued shares of Class A common stock to several investors, including affiliates of Allen & Company Incorporated, a significant stockholder of the Company, and certain directors. The shares were priced on September 7, 2004 at $3.00 per share, representing a premium to the $2.80 closing market price on such date. Proceeds to the Company of approximately $10.3 million will be used to finance ongoing operations and for general corporate purposes, including potential acquisitions.

In the second quarter of fiscal year 2004, the Company completed a private placement of 4,714,111 shares of its Class A common stock to a group of unaffiliated institutional investors. The Company sold the shares at a purchase price of $3.60 per share, resulting in proceeds to the Company of approximately $16,971. In connection with this private placement, the Company has incurred expenses of approximately $946, which have been recorded in equity as an offset against the proceeds. The Company has used and will continue to use the net proceeds to finance ongoing operations and for general corporate purposes, including potential acquisitions. Allen & Company LLC, a company affiliated with the majority shareholder, acted as placement agent for the private placement and was paid a commission of 5%, which is included in the offering expenses above.

No shares of the Company’s Class B common stock are issued or outstanding at January 31, 2005.

(11)         NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	For the Fiscal Years Ended January 31,

	2005	2004	2003

Numerator:
Net loss	$(19,820)	$(18,059)	$(29,071)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	35,432,754	31,486,032	28,854,291

Basic and diluted net loss per common share	$(0.56)	$(0.57)	$(1.01)

Using the treasury stock method the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	For the Fiscal Years Ended January 31,

	2005	2004	2003

Stock options	712,682	199,901	22,654
Deferred stock	182,597	40,694	—
Stock warrants	—	71,551	—

(12)         EMPLOYEE BENEFIT PLANS

Stock Options

The Convera 2000 stock option plan authorizes the granting of stock options and other forms of incentive compensation to purchase up to 11.25 million shares of the Company’s Class A common stock in order to attract, retain and reward key employees. In addition, at the closing of the Combination, Convera assumed Excalibur’s existing stock option plans. The plans are administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options and other stock based compensation pursuant to the plans and the terms and option exercise prices of the stock options. Of the total number of shares authorized for stock based compensation, options or warrants to purchase 9,274,826 shares and 1,150,000 deferred shares were outstanding as of January 31, 2005. The Company had a total of 2,380,747 shares of Class A common stock reserved for the issuance of warrants, deferred shares and options under the plans as of January 31, 2005.

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

The following table summarizes the Company’s activity for all of its stock option awards:

	Number of Options	Range of Exercise Prices			Weighted-Average Exercise Price

Balance, January 31, 2002	9,484,309	$1.04	-	59.75	$5.77

Granted	1,413,400	1.41	-	4.20	3.64
Exercised	(10,810)	1.04	-	2.07	1.26
Canceled	(2,073,245)	1.41	-	59.75	6.43

Balance, January 31, 2003	8,813,654	$1.45	-	52.75	$5.25

Granted	480,310	3.40	-	4.95	4.09
Exercised	(61,016)	1.70	-	4.75	4.11
Canceled	(2,031,592)	2.43	-	39.63	5.02

Balance, January 31, 2004	7,201,356	$1.45	-	52.75	$5.24

Granted	3,937,150	2.24	-	5.31	3.20
Exercised	(465,469)	1.45	-	4.75	3.95
Canceled	(1,398,211)	1.45	-	52.75	4.44

Balance, January 31, 2005	9,274,826	$1.60	-	46.06	$4.55

Options to purchase 5,324,042, 4,830,097 and 4,734,479 shares of the Company’s common stock were vested and exercisable at January 31, 2005, 2004 and 2003, respectively, at weighted-average exercise prices of $5.44, $5.64 and $5.76 per share, respectively.

The following table summarizes additional information about stock options outstanding at January 31, 2005:

			Options Outstanding			Options Exercisable

Range of Exercise Prices			Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$1.60	to	$2.75	1,860,388	9.46 years	$2.34	74,203	$2.63
$2.82	to	$4.20	1,516,130	8.01	3.64	690,182	3.84
$4.22	to	$4.38	3,668,680	5.98	4.37	3,459,659	4.38
$4.39	to	$8.19	1,857,707	6.81	5.06	728,702	5.61
$8.25	to	$46.06	371,921	3.98	18.57	371,296	18.58

			9,274,826	7.09 years	$4.55	5,324,042	$5.44

Employee Stock Purchase Plan

The Company’s employee stock purchase plan (“ESPP”) is available for all active employees and provides that participating employees may purchase common stock each plan quarter at a purchase price equal to the lesser of 85% of the closing price on the date of purchase or 85% of the closing price on the date of grant. Payment for the shares is made through authorized payroll deductions of up to 10% of eligible annual compensation.

Of the 250,000 shares of Class A common stock that were reserved for issuance thereunder, 73 and 152,778 shares were purchased by employees in fiscal years 2003 and 2002, respectively.

During the fourth quarter of the fiscal year ended January 31, 2002, the Convera shareholders approved an amendment to the ESPP authorizing an additional 1,000,000 shares to be reserved for issuance under the plan. These shares were included as treasury stock as of January 31, 2002 and are released from the treasury as employees purchase the shares through the ESPP. During the fiscal years 2005, 2004 and 2003, 86,849, 63,898 and 122,845 shares were purchased by the employees, respectively, leaving 726,408 shares in treasury as of January 31, 2005.

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

For the fiscal years ended January 31, 2005, 2004 and 2003, the Company contributed approximately $483, $477 and $560, respectively, to the employee savings plan.

(13)         COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations using leased office facilities. The leases terminate at various dates through fiscal year 2008 with options to renew. Certain leases provide for scheduled rent increases and obligate the Company to pay shared portions of the operating expenses such as taxes, maintenance and repair costs. The Company also has operating leases for equipment and its foreign subsidiary has operating leases for automobiles that are included in the figures below. Future minimum rental payments under non-cancelable operating leases as of January 31, 2005 are as follows:

Year Ending January 31,

2006	$2,121
2007	1,149
2008	360
2009 and beyond	—

$3,630

Total rental expense under operating leases was approximately $2,743, $2,982 and $3,174 for fiscal years 2005, 2004 and 2003, respectively.

Contingencies

On November 1, 2001, DSMC, Incorporated (“DSMCi”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi’s trade secrets, and engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), an affiliate of the National Geographic Society, to obtain access to DSMCi’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. NGTL intervened in the litigation as a co-defendant with Convera, and filed counterclaims against DSMCi. Convera moved to compel arbitration of DSMCi’s claims; the District Court denied the motion, and Convera filed an interlocutory appeal. The D.C. Circuit, in November 2003, ruled that it did not have jurisdiction to consider the appeal. The litigation remains in the discovery phase in the District Court. The Company continues to investigate the allegations and at this time believes that they are without merit.

In addition, from time to time, the Company is a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including that noted above. The Company believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse affect on its financial position, operations or cash flow. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions or future actions be unfavorable, Convera’s financial position, operations and cash flows could be materially and adversely affected.

(14)         SEGMENT REPORTING

The Company is principally engaged in the design, development, marketing and support of enterprise search, retrieval and categorization solutions. All of the Company’s revenues result from the sale of the Company’s software products and related services for all fiscal year’s presented. During fiscal year 2005, the Company embarked on an advanced development effort focused on applying portions of its existing core technology to also locate contextually relevant information on the World Wide Web (e.g., the Web indexing initiative). Accordingly, the Company considers itself to have two reportable segments, specifically the license, implementation and support of its core software products business and the Web indexing initiative. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, expenses and relevant balance sheet items for both product segments and by geographic region for purposes of making operating decisions and assessing financial performance.

The following table reconciles the Company’s segment activity to its consolidated results of operations for the years ended January 31, 2005, 2004 and 2003.

	Fiscal Years Ended January 31,

	2005	2004	2003

Revenues and expenses
Core Software Products
Revenues	$25,698	$29,251	$23,614
Expenses, excluding depreciation	(40,032)	(48,200)	(51,063)
Depreciation	(1,267)	(1,660)	(2,258)

Net operating loss	$(15,601)	$(20,609)	$(29,707)

Web Indexing
Revenues	$—	$—	$—
Expenses, excluding depreciation	(4,063)	—	—
Depreciation	(331)	—	—

Net operating loss	$(4,394)	$—	$—

Reconciliation to consolidated net loss
Net operating loss-both reporting segments	$(19,995)	$(20,609)	$(29,707)
Other income, net (unallocated)	175	2,550	636
Net loss before income taxes	(19,820)	(18,059)	(29,071)
Income tax benefit	—	—	—

Net loss	$(19,820)	$(18,059)	$(29,071)

The following table reconciles each segments total assets to the Company’s consolidated total assets for the years ended January 31, 2005 and 2004.

	Fiscal Years Ended January 31,

	2005	2004

Core Software Products
Equipment and leasehold improvements, net of accumulated depreciation	$1,353	$1,759
All other assets	31,149	43,936

Total assets for segment	$32,502	$45,695

Web Indexing
Equipment and leasehold improvements, net of accumulated depreciation	$3,792	$—
All other assets	—	—

Total assets for segment	$3,792	$—

Consolidated total assets	$36,294	$45,695

Operations by Geographic Area The following table presents information about the Company’s operations by geographical area:

	Fiscal Years Ended January 31,

	2005	2004	2003

Sales to customers:
United States	$18,171	$21,896	$15,343
United Kingdom	6,608	2,815	3,958
All Other	919	4,540	4,313

	$25,698	$29,251	$23,614

Long-lived assets:
United States	$9,350	$6,671	$8,706
All Other	187	423	726

	$9,537	$7,094	$9,432

Major Customers

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $11,600 $15,200 and $6,400, respectively, in the fiscal years ended January 31, 2005, 2004 and 2003. These revenues, expressed as a percentage of total revenues for each such fiscal year, were approximately 45%, 52% and 27%, respectively. For the fiscal year ended January 31, 2005 one reseller customer accounted for approximately 17% of the Company’s total revenues. One customer accounted for approximately 12% of the Company’s total revenues for the fiscal year ended January 31, 2004 and no individual customer accounted for more than 10% of the Company’s total revenues for the fiscal year ended January 31, 2003.

(15) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	For the Fiscal Years Ended January 31,

	2005	2004	2003

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Issuance of common stock for acquisition of Semantix assets	$—	$—	$3,407
Stock options exercised under deferred compensation arrangements	$121	$25	$—

(16) SELECTED QUARTERLY INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2005:
Revenues	$8,170	$5,067	$6,130	$6,331
Gross margin	6,273	3,361	4,112	5,244
Operating loss	(4,796)	(7,079)	(4,563)	(3,557)
Restructuring charges	—	—	518	426
Other income	—	—	—	—
Net loss	(4,759)	(7,049)	(4,518)	(3,494)

Basic and diluted loss per common share	$(0.14)	$(0.21)	$(0.13)	$(0.09)

2004:
Revenues	$6,960	$7,613	$8,697	$5,981
Gross margin	4,650	5,213	6,832	3,986
Operating loss	(5,948)	(5,167)	(3,345)	(6,149)
Restructuring charges	326	295	—	—
Other income	—	—	—	2,363
Net loss	(5,897)	(5,117)	(3,301)	(3,744)

Basic and diluted loss per common share	$(0.20)	$(0.18)	$(0.10)	$(0.11)

The gross margins reported on Form 10-Q for the first three quarters of fiscal years 2004 differ from the amounts reported in the table above. This is due to a reclassification of amortization of acquired developed technology, previously reported in operating expenses, to cost of revenues. The table below compares the amounts reported previously on Forms 10-Q with the reclassified amounts reported herein.

	1st Quarter	2nd Quarter	3rd Quarter

2004:
Gross margin as reported on Form 10-Q	$4,717	$5,281	$6,899
Amortization of developed technology	(67)	(68)	(67)

Gross margin as reclassified	$4,650	$5,213	$6,832

The Company calculated earnings per share on a quarter-by-quarter basis in accordance with FASB Statement 128. Quarterly earnings per share figures may not total earnings per share for the year due to the weighted average number of shares outstanding.

(17)         SUBSEQUENT EVENTS

On March 23, 2005 the Company secured a $5 million equipment term loan from Silicon Valley Bank, the primary subsidiary of Silicon Valley Bancshares (NASDAQ: SIVB). The four-year, term facility will provide financing for capital purchases including those for its Web indexing initiative. The loan is secured by a first lien on all corporate assets, excluding intellectual property.

