Form 10-Q
period 2005-04-30
CONVERA CORP
filed 2005-06-14
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-31989

CONVERA CORPORATION (Exact name of registrant as specified in its charter)

Delaware	54-1987541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1921 Gallows Road, Suite 200, Vienna, Virginia	22182
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)
Yes ☐ No ☒

The number of shares outstanding of the registrant’s Class A common stock as of June 3, 2005 was 38,814,130.

CONVERA CORPORATION QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2005 TABLE OF CONTENTS PART I. FINANCIAL INFORMATION

2

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

ASSETS	April 30, 2005 (Unaudited)	January 31, 2005

Current Assets:
Cash and cash equivalents	$21,701	$17,766
Short term investments	71	71
Accounts receivable, net of allowance for doubtful accounts of $482 and $537, respectively	5,383	6,530
Prepaid expenses and other	1,819	2,390

Total current assets	28,974	26,757

Equipment and leasehold improvements, net of accumulated depreciation of $13,591and $ 13,940, respectively	4,640	5,145
Other assets	1,406	1,551
Capitalized research and development costs	2,286	—
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of $847 and $780, respectively	499	566

Total assets	$40,080	$36,294

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,280	$1,967
Accrued expenses	3,221	3,529
Accrued bonuses	276	526
Restructuring reserve	522	835
Deferred revenues	3,630	4,288

Total current liabilities	8,929	11,145

Long-term debt	5,000	—

Total liabilities	13,929	11,145

Commitments and Contingencies
Shareholders’ Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 39,403,388 and 38,740,215 shares issued, respectively; 38,696,501 and 38,013,807 shares outstanding, respectively	393	387
Treasury stock at cost, 706,887 and 726,408 shares, respectively	(1,633)	(1678)
Additional paid-in capital	1,087,507	1,084,269
Accumulated deficit	(1,058,914)	(1,056,445)
Accumulated other comprehensive loss	(1,202)	(1,384)

Total shareholders’ equity	26,151	25,149

Total liabilities and shareholders’ equity	$40,080	$36,294

See accompanying notes.
3

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited) (in thousands, except share and per share data)

	For the Three Months Ended April 30,
	2005	2004

Revenues:
License	$2,187	$5,856
Professional services	840	583
Maintenance	2,051	1,731

	5,078	8,170

Cost of revenues:
License	430	659
Professional services	828	716
Maintenance	221	522

	1,479	1,897

Gross margin:	3,599	6,273

Operating expenses:
Sales and marketing	2,196	5,013
Research and product development	1,654	3,640
General and administrative	2,300	2,416
Restructuring charge (recovery)	(56)	—

	6,094	11,069

Operating loss	(2,495)	(4,796)

Interest income, net	26	37

Net loss	$(2,469)	$(4,759)

Basic and diluted net loss per common share	$(0.06)	$(0.14)
Weighted-average number of common shares outstanding – basic and diluted	38,350,946	33,936,181

Other comprehensive loss:
Net loss	(2,469)	(4,759)
Foreign currency translation adjustment	181	185

Comprehensive loss	$(2,288)	$(4,574)

See accompanying notes.
4

CONVERA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	For the Three Months Ended April 30,
	2005	2004

Cash Flows from Operating Activities:
Net loss	$(2,469)	$(4,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	551	370
Non-cash restructuring charges	(56)	—
Provision for doubtful accounts	11	—
Amortization of intangible assets	67	67
Equity compensation	367	293
Changes in operating assets and liabilities:
Accounts receivable	1,172	(5,291)
Prepaid expenses and other assets	725	61
Accounts payable, accrued expenses and accrued
bonuses	(1,251)	731
Restructuring reserve	(254)	(161)
Deferred revenues	(675)	90
Long-term payables	—	(406)

Net cash used in operating activities	(1,812)	(9,005)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(49)	(395)
Capitalized research and development costs	(2,286)	—

Net cash used in investing activities	(2,335)	(395)

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	5,000	—
Proceeds from the issuance of common stock, net	38	33
Proceeds from the exercise of stock options	2,884	15

Net cash provided by financing activities	7,922	48

Effect of Exchange Rate Changes on Cash	160	293

Net Increase in Cash and Cash Equivalents	3,935	(9,059)

Cash and Cash Equivalents, beginning of period	17,766	30,530

Cash and Cash Equivalents, end of period	$21,701	$21,471

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

As of April 30, 2005, and 2004, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned more than 50% of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and professional services. During fiscal year 2005, the Company embarked on an advanced Web indexing development effort focused on applying portions of the Company’s existing technology to locate contextually relevant information on the World Wide Web (the “Web”). This development initiative advanced to a “beta” stage as of January 31, 2005, at which date the technology contained more than 1 billion documents in the index. As of April 30, 2005, the Company is accepting “beta” customers for this service offering and commercial availability continues to be expected during fiscal 2006.

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

(2)           SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three-month period ended April 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2006.

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

The effects of changes in foreign currency exchange rates on the Company’s financial position are reflected on the Company’s balance sheet as a separate component of shareholders’ equity under “Accumulated other comprehensive loss.” Generally, the functional currency of a foreign operation is deemed to be the local country’s currency. Consequently, for financial reporting purposes, assets and liabilities of the Company’s operations outside the U.S. are translated into U.S. Dollars using the exchange rate in effect as of the balance sheet date. Revenues and expenses for those operations are translated using the average exchange rate for the period.

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

Customization work is sometimes required to ensure that the Company’s software functionality meets the requirements of its customers. Under these circumstances, the Company’s revenues are derived from fixed price contracts and revenue is recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. Estimated losses on such contracts are charged against earnings in the period such losses become known.

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

Research and Development Costs

Software development costs are included in research and development and are expensed as incurred for the Company’s software product offering (e.g., RetrievalWare). Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” requires the capitalization of certain software development costs once technological feasibility is established, which for the Company generally occurs upon completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. For the Company’s core software product offering the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its core software product offering. The Company’s newly created web indexing software, currently in beta stage, reached technological feasibility as of January 31, 2005. As a result, the Company began capitalizing software development costs related to the web indexing initiative during the first quarter of fiscal year 2006 and will continue to do so until this new product becomes commercially available. The Company continues to expect to have a web indexing service offering available during fiscal year 2006, at which time capitalization will cease and amortization of the capitalized costs will commence on the estimated useful life of the product.

Stock-based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25).” The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25. Stock options originally granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant, and accordingly no employee compensation cost related to the initial grant of options is included in expenses. Stock option modifications associated with a change in employee status to a non-employee have been accounted for as a new award and measured using the intrinsic value method under APB 25, resulting in the inclusion of compensation expense in the January 31, 2004 consolidated statement of operations. Non-vested shares of stock (referred to as deferred stock) granted under the Company’s stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as compensation expense over the corresponding service period. If an employee leaves the Company prior to the vesting of the deferred stock, the estimate of compensation expense recorded in previous periods is adjusted by decreasing compensation expense in the period of forfeiture.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made under the respective plans in fiscal years 2005, 2004 and 2003 consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below.

	Three months ended April 30,
	2005	2004

Net loss, as reported	$(2,469)	$(4,759)
Stock-based compensation, as reported	367	293
Total stock-based compensation determined under fair value based method for all awards	(1,199)	(1,524)

Pro forma net loss	$(3,301)	$(5,990)

Basic and diluted net loss per common share,as reported	($ 0.06)	($ 0.14)
Basic and diluted net loss per common share,
pro forma	($ 0.09)	($ 0.18)

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

	Three months ended April 30,

	2005	2004

Expected volatility	86%	91%
Risk free interest rates	3.98%	3.08%
Dividend yield	None	None
Expected lives	5 years	5 years

The weighted average fair value of stock options granted under the Company’s stock option plans during the three months ended April 30, 2005 and 2004 was $3.37 and $2.81, respectively.

During fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several senior officers of the Company were awarded an aggregate of 1,800,000 shares of deferred stock with a five-year cliff vesting provision, of which an aggregate of 1,150,000 shares of deferred stock were outstanding as of April 30, 2005. Pursuant to Mr. Condo’s (“the CEO”) May 2003 deferred stock agreement as amended in May 2004, Mr. Condo was awarded 600,000 deferred shares of the Company’s common stock. This award is part of the aforementioned 1,800,000 shares of deferred stock. Under the amended agreement, 150,000 shares of common stock vest on each consecutive one-year anniversary of the date of grant as long as the CEO remains continuously employed with the Company through such vesting date. Notwithstanding such vesting schedule, all of the deferred shares will vest on the earlier occurrence of the CEO’s termination of employment without cause, death or disability or a change of control of the Company. On May 20, 2004, in accordance with the terms of the amended deferred stock agreement, 150,000 shares vested and the Company withheld 48,675 of the shares at a cost of approximately $121 to fulfill a portion of the CEO’s tax obligation with respect to the award. The deferred stock covering the remaining 700,000 shares, which is held by three senior officers, has a five-year cliff vesting provision, or vests immediately upon a change in control. The weighted-average fair value of the awards granted in fiscal year 2004 was $4.84 based on the market price of the Company’s stock on the date of award. Compensation cost for Mr. Condo’s stock award is expensed on a straight-line basis over the four-year vesting period. Compensation cost for the remaining 700,000 shares is expensed on a straight-line basis over the five-year vesting period.

Compensation expense, net of reversals for terminated employees, recorded by the Company in the accompanying consolidated statements of operations are set forth below.

	Three Months Ended April 30,

	2005	2004

Research and product development costs	$—	$165
Sales and marketing costs	—	(3)
General and administrative costs	175	131

	$175	$293

In the first quarter of fiscal year 2004, the Company issued two-year warrants to purchase 137,711 shares of Convera common stock to a third party customer at an exercise price of $2.00 per share. The warrants had an aggregate value of approximately $380 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 108%; risk free interest rate of 2.12%; no dividend yield; and expected life of 2 years. The value of the warrants reduced the amount of revenue recognized and was recorded as an increase to additional paid-in-capital during the first quarter of fiscal year 2004. In the first quarter of fiscal year 2005, those warrants were exchanged in a cashless exercise for 84,744 shares of Company common stock.

(3)           RECENT PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The SEC amended the effective dates for this pronouncement for public companies by issuing Release 33-8568. This statement is effective as of the beginning of the first fiscal year that begins after June 15, 2005.

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

The Company is analyzing its options related to the adoption of Statement 123(R), which we will adopt as of February 1, 2006.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the quarters ended April 30, 2005 and 2004.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended April 30,
	2005	2004

Numerator:
Net loss	$(2,469)	$(4,759)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	38,350,946	33,936,181

Basic and diluted net loss per common share	$(0.06)	$(0.14)
11

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	For the Three Months Ended April 30,
	2005	2004

Stock options	1,988,355	135,397
Deferred stock	437,176	61,611

	2,425,531	197,008

(5)          RESTRUCTURINGS

In fiscal year 2002, as a result of the Company’s decision to exit the interactive media services market and in response to the downturn in the economy, the Company adopted several restructuring plans. The Company continued to reduce its workforce in fiscal years 2003 and 2004 and 2005 in an effort to reduce operating costs and increase efficiencies.

FY02 Q2 Restructuring

On May 10, 2001, the Company announced it was restructuring its business operations in response to the downturn in the economy and in conjunction with the integration of the IMS division’s operations following the Combination. As a result, the Company recorded a restructuring charge of $2,933. As of January 31, 2003, liabilities related to employee severance and contractual obligations had been fully settled. In April 2005 the Company negotiated a settlement of the remaining facility lease obligation resulting in a reversal of $53 of previously accrued restructuring charges. The remaining accrual of $90 related to facility closings will be settled in the second quarter of fiscal year 2006.

The FY02 Q2 restructuring plan is outlined below including a summary of the restructuring charges, the payments made against those charges, non-cash adjustments made and the remaining restructuring liability as of April 30, 2005:

FY02 Q2 Restructuring	Employee termination costs	Estimated costs of facilities closing	Contractual obligations	Total

Restructuring charges	$409	$2,066	$458	$2,933
FY02 payments	(332)	(241)	(458)	(1,031)
FY02 Non-cash adjustment	—	(796)	—	(796)

Balance 1/31/02	77	1,029	—	1,106
FY03 payments	—	(291)	—	(291)
FY03 Non-cash adjustment	(77)	—	—	(77)

Balance 1/31/03	—	738	—	738
FY04 payments	—	(267)	—	(267)

Balance 1/31/04	—	471	—	471
FY05 payments	—	(305)	—	(305)

Balance 1/31/05	—	166	—	166
FY06 Q1 payments	—	(53)	—	(53)
FY06 Q1Non-cash adjustment	—	(23)	—	(23)

Balance 4/30/05	$—	$90	$—	$90

FY02 Q3 Restructuring

On October 3, 2001, the Company announced an additional restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, Convera RetrievalWare and Convera Screening Room. As a result of the restructuring plan, the Company recorded restructuring charges in the third quarter of fiscal year 2003 of $5,195. As of January 31, 2004 payments related to employee severance and contractual obligations had been paid in full. In the fourth quarter of fiscal year 2005, a non-cash adjustment of approximately $137 was made as projected payments related to this restructuring were less than originally estimated. In April 2005 the Company negotiated a settlement of the remaining facility lease obligation resulting in a reversal of $29 of previously accrued restructuring charges. The remaining accrual of $432 related to facility closings will be settled in the second quarter of fiscal year 2006.

The FY02 Q3 restructuring plan is outlined below including a summary of the restructuring charges, the payments made against those charges, non-cash adjustments made and the remaining restructuring liability as of April 30, 2005:

FY02 Q3 Restructuring	Employee termination costs	Estimated costs of facilities closing	Contractual obligations	Total

Restructuring charges	$1,169	$3,146	$880	$5,195
FY02 payments	(1,030)	(118)	(430)	(1,578)
FY02 Non-cash adjustment	—	(973)	—	(973)

Balance 1/31/02	139	2,055	450	2,644
FY03 payments	(36)	(435)	(130)	(601)
FY03 Non-cash adjustment	(103)	(245)	—	(348)

Balance 1/31/03	—	1,375	320	1,695
FY04 payments	—	(339)	(320)	(659)

Balance 1/31/04	—	1,036	—	1,036
FY05 payments	—	(374)	—	(374)
FY05 Non-cash adjustment	—	(137)	—	(137)

Balance 1/31/05	—	525	—	525
FY06 Q1 payments	—	(64)	—	(64)
FY06 Q1Non-cash adjustment	—	(29)	—	(29)

Balance 4/30/05	$—	$432	$—	$432

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

The Company recorded a restructuring charge of $563 related to severance costs for terminated employees during the fourth quarter of fiscal year 2005. As of April 30, 2005 all severance payments were fully settled. The FY05 Q4 restructuring plan is summarized below.

FY05 Q4 Restructuring	Employee termination costs

Restructuring charges	$563
FY05 payments	(419)

Balance 1/31/05	144
FY06 Q1 payments	(137)
FY06 Q1Non-cash adjustment	(7)

Balance 4/30/05	$—

The Company paid an aggregate of approximately $254 and $161 against the restructuring reserve during the quarters ended April 30, 2005 and 2004, respectively. As of April 30, 2005, the unpaid balance of $522 has been classified as a current restructuring reserve in the accompanying consolidated balance sheet.

(6)           SEGMENT REPORTING

The Company is principally engaged in the design, development, marketing and support of enterprise search, retrieval and categorization solutions. All of the Company’s revenues result from the sale of the Company’s software products and related services for all fiscal year’s presented. During fiscal year 2005, the Company embarked on an advanced development effort focused on applying portions of its existing core technology to locate contextually relevant information on the World Wide Web (e.g., the Web indexing initiative). This initiative has not yet resulted in a commercially available product. Accordingly, the Company considers itself to have two reportable segments, specifically the license, implementation and support of its core software products business and the Web indexing initiative. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, expenses and relevant balance sheet items for both product segments and by geographic region for purposes of making operating decisions and assessing financial performance.

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three months ended April 30, 2005 and 2004.

	Three Months ended April 30,

	2005	2004

Revenues and expenses
Core Software Products
Revenues	$5,078	$8,170
Expenses, excluding depreciation	(6,939)	(12,017)
Depreciation	(177)	(355)

Net operating loss	$(2,038)	$(4,202)

Web Indexing
Revenues	$—	$—
Expenses, excluding depreciation	(454)	(579)
Depreciation	(3)	(15)

Net operating loss	$(457)	$(594)

Reconciliation to consolidated net loss
Net operating loss-both reporting segments	$(2,495)	$(4,796)
Other income, net (unallocated)	26	37
Net loss before income taxes	(2,469)	(4,759)

Net loss	$(2,469)	$(4,759)

The following table reconciles each segments total assets to the Company’s consolidated total assets for the periods ended April 30, 2005 and January 31, 2005.

	For the periods Ended,

	April 30, 2005	January 31, 2005

Core Software Products
Equipment and leasehold improvements, net of accumulated depreciation	$848	$1,353
All other assets	33,154	31,149

Total assets for segment	$34,002	$32,502

Web Indexing
Equipment and leasehold improvements, net of accumulated depreciation	$3,792	$3,792
Capitalized research and development costs	2,286	—

Total assets for segment	$6,078	$3,792

Consolidated total assets	$40,080	$36,294

Operations by Geographic Area The following table presents information about the Company’s operations by geographical area:

	Three Months Ended April 30,

	2005	2004

Sales to Customers:
United States	$3,138	$5,588
United Kingdom	1,406	2,168
All Other	534	414

	$5,078	$8,170

Major Customers

For the three months ended April 30, 2005 and 2004, revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $1,659 and $3,850 representing 33% and 47% of total revenues, respectively. In the current quarter, revenues derived from one individual customer accounted for approximately 14% of the Company’s total revenues. In the quarter ended April 30, 2004, revenues derived from one individual customer accounted for approximately 18% of the Company’s total revenues and one reseller customer accounted for approximately 31% of the Company’s total revenues.

(7)           INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2006, the Company expects that it will generate additional NOLs for the remainder of the year. As of April 30, 2005, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to generate sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of April 30, 2005.

(8)           CONTINGENCIES

On November 1, 2001, DSMC, Incorporated (“DSMCi”) filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi’s trade secrets, and engaged in civil conspiracy with the NGT Library, Inc. (“NGTL”), an affiliate of the National Geographic Society, to obtain access to DSMCi’s trade secrets, and was unjustly enriched by the Company’s alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. NGTL intervened in the litigation as a co-defendant with Convera, and filed counterclaims against DSMCi. Convera moved to compel arbitration of DSMCi’s claims; the District Court denied the motion, and Convera filed an interlocutory appeal. The D.C. Circuit, in November 2003, ruled that it did not have jurisdiction to consider the appeal. The litigation remains in the discovery phase in the District Court. The Company has investigated the allegations and at this time believes that they are without merit.

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

(9)           LONG-TERM DEBT

On March 23, 2005 the Company secured a $5 million equipment term loan from Silicon Vally Bank, the primary subsidiary of Silicon Vally Bancshares (NASDAQ: SIVB). The four-year, term facility will provide financing for capital purchases including those for its Web indexing initiative. The loan bears interest at 7% per annum and is secured by a first lien on all corporate assets, excluding intellectual property. Monthly payments of interest only are due through March 2006. Thereafter, 36 monthly installments including principal and interest of $154,649 are to be made plus a balloon interest payment of $125,000 in March 2009. The note includes certain financial covenants including cash to debt ratios. The agreement also requires the Company to maintain a cash balance with SVB equal to twice the amount of the loan outstanding.

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

Further, the Company also expects to increase its efforts with regard to the previously announced Web indexing initiative. This research and development initiative is an advanced effort aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the World Wide Web. This development initiative advanced to a “beta” stage as of January 31, 2005, at which date the technology contained more than 1 billion documents in the index. As of April 30, 2005, the Company is accepting “beta” customers for this service offering. During fiscal year 2005, the Company entered into a hosting facility agreement with AT&T in anticipation of a commercial launch of this service offering currently expected to be during fiscal year 2006. In assessing the commercial sector, the Company will now look to focus a majority of its efforts on the media, entertainment and publishing sector for both RetrievalWare® and the emerging Web indexing technology. This is to capitalize on the alignment between customer requirements within this sector seeking both Intranet and Web-based search and categorization technologies. Commercial opportunities outside of these areas will continue to be evaluated but will not be a primary focus going-forward.

Management’s primary objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue opportunities to determine the market sectors in which the Company should concentrate its sales and marketing efforts. The Company’s business environment and the computer software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company competes particularly intensely within the commercial sector where its market position has not been as strong as it has been within the government sector. As such, the Company has elected to focus the majority of it’s efforts within the commercial setting on the media, entertainment and publishing sectors. The Company believes this segment may afford greater opportunities when compared to addressing a wide array of commercial market segments. The Company’s competitors include many companies that are larger and more established and have substantially more resources. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. To address the competition, the Company will continue to invest in research and development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company will also make additional investments in specific product features to better serve the needs of customers looking for online customer service and support solutions.

In 2002 and 2003, the Company’s results of operations were impacted by the general downturn in the economy, which resulted in a lengthier sales cycle, particularly in the commercial marketplace. Further, reduced information technology budgets and customer cash constraints caused by the difficult business environment negatively impacted the Company’s business. Through a number of restructurings initiated from fiscal years 2002 through 2005, the Company aligned its resources in an effort to ensure it continued to capitalize on markets that have been consistently successful for the Company, including the federal government, and to focus more resources on those areas of the commercial business that present vertical market opportunities. The restructurings, which are described in this section and elsewhere in this Form 10-Q, streamlined the professional services, customer support and sales organizations through reductions in headcount to improve the productivity of each of those organizations as well as reduced management personnel and other overhead costs in the marketing, development and administrative organizations within the Company. Management continually assesses historical results as well as future opportunities to determine whether resources are aligned properly. Where necessary, additional changes may be made to the organization to ensure that the Company continues to focus on achieving profitable operating results. A detailed review of the numerous risks and challenges facing the Company is contained in the Forward Looking Statements section beginning on page 23.

Results of Operations

For the quarter ended April 30, 2005, total revenues were $5.1 million, a decrease of 38% over total revenues of $8.2 million in the same quarter last year. The net loss for the quarter ended April 30, 2005 was $2.5 million, or $0.06 per common share, compared to a net loss of $4.8 million, or $0.14 per common share in the first quarter last year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended April 30, 2005 and 2004, respectively (dollars in thousands).

Components of Revenues and Expenses
					Increase/ (Decrease) %
	Three Months Ended April 30,
	2005		2004

Revenues:
License	$2,187	43%	$5,856	72%	(63%)
Professional services	840	17%	583	7%	44%
Maintenance	2,051	40%	1,731	21%	18%

	$5,078	100%	$8,170	100%	(38%)

Cost of revenues:
License	$430	9%	$659	8%	(35%)
Professional services	828	16%	716	9%	16%
Maintenance	221	4%	522	6%	(58%)

	$1,479	29%	$1,897	23%	(22%)

Gross margin:	$3,599	71%	$6,273	77%	(43%)

Operating expenses:
Sales and marketing	$2,196	43%	$5,013	61%	(56%)
Research and product development	1,654	33%	3,640	45%	(55%)
General and administrative	2,300	45%	2,416	30%	(5%)
Restructuring charge (recovery)	(56)	-1%	—

Total expenses	$6,094	120%	$11,069	135%	(45%)

Operating loss	$(2,495)		$(4,796)

Interest income, net	26		37

Net loss	$(2,469)		$(4,759)

Revenues

License revenues decreased 63% to $2.2 million for the three months ended April 30, 2005 from $ 5.9 million for the three months ended April 30, 2004. The decrease in license revenues is primarily attributable to a $1.5 million, non-recurring compliance transaction realized from the international sector in the prior year quarter, as well as procurement delays and funding constraints across the federal sector during the first fiscal quarter of 2006. Federal license revenue decreased by 95% over the same period last year due to the aforementioned delays and budgetary constraints. Commercial license revenues decreased by 33% compared to the same period last year due to the Company’s decision in the prior fiscal year to reduce its marketing and selling efforts towards this segment for its software product offerings (e.g., RetrievalWare). International license revenues decreased by 37% over the same quarter last year due to the large, non-recurring compliance transaction noted above.

Services revenues, which include amounts generated through software implementation, training and other professional services, increased 44% to $ 0.8 million for the three months ended April 30, 2005 from $0.6 million for the three months ended April 30, 2004. Services revenues for the federal and international sectors increased 61% and 28% respectively, while services revenues for the commercial sector declined 5% for the first quarter of fiscal 2006. The increase in service revenues generated from the federal and international sectors in the current quarter compared to the same quarter of last year was driven by three large, government engagements. The decline in commercial services revenue is attributed to the aforementioned decision by the Company to temper its marketing and selling efforts towards this segment.

Software maintenance and customer support revenues increased 18% to $2.1 million for the quarter ended April 30, 2005 from $1.7 million in the same quarter last year. The increase in maintenance revenues in the current quarter compared to the same period last year is due primarily to the Company’s continuing efforts to renew certain lapsed customer maintenance agreements.

For the three months ended April 30, 2005, total revenues derived from sales to agencies of the U.S. Federal government were approximately $1.7 million, representing 33% of total revenues. Revenue derived from one single customer accounted for 14% of the reported revenue for the period.

Revenues from international operations are generated primarily from software licenses and related support services with various European commercial and government customers. The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom. CTIL’s revenues decreased 25% for the three months ended April 30, 2005 to $1.9 million from $2.6 million in the first quarter last year due to the previously discussed large, non-recurring compliance transaction realized in the prior year period.

Cost of Revenues

Cost of license revenues decreased 35% to $0.4 million in the first quarter of the current year from $0.7 million in the first quarter last year. Cost of license revenues as a percentage of license revenues was 20% in the current quarter compared to 11% in the same quarter last year. The decrease in cost of license revenues is primarily attributable to lower personnel costs and reduced third party licensing costs. The increase in cost of revenues as a percentage of license revenues was due to reduced revenues in the first fiscal quarter of 2006 versus the same period last year.

Cost of services revenues of $0.8 million for the three months ended April 30, 2005 increased 16% from $0.7 million in the first quarter last fiscal year. Cost of services revenues as a percentage of services revenues was 99% in the current quarter compared to 123% in the same quarter last year. The increase in cost of services revenues is attributable to an increase in federal services personnel anticipated to address current and future market opportunities and customer requests coupled with the utilization of subcontractors to complete service related contracts. The improvement in cost of services revenues as a percentage of services revenues during the first fiscal quarter of 2006 versus the prior year period is due to increased revenues within the services area.

Cost of maintenance revenues of $0.2 million for the three months ended April 30, 2005 decreased by 58%, compared with the first quarter of last fiscal year. As a percentage of maintenance revenues, cost of maintenance was 11% in the current quarter compared to 30% in the same quarter last year. The decrease in cost of maintenance revenues as compared to the prior year comparable period was due to reduced personnel costs within the customer support organization.

Operating expenses

Sales and marketing expenses decreased 56% in the quarter ended April 30, 2005 to $2.2 million from $5.0 million in the first quarter last year, representing 43% and 61% of total revenues, respectively. The decrease in sales and marketing expenses is primarily attributable to reduced personnel costs and marketing program expenditures as well as lower commission expense due to reduced revenues during the first fiscal quarter of 2006.

Total research and product development costs decreased 55% to $1.7 million in the current quarter compared to $3.6 million in the same quarter last year. During the first fiscal quarter of 2006, the Company adopted FAS 86 (which requires capitalization of software development costs once technological feasibility has been achieved) related to the Company’s Web indexing initiative as previously discussed. FAS 86 governs the practice by which newly developed technology (e.g., software in this case), is accounted for once technological feasibility has been determined. Convera’s Web indexing initiative was determined to have reached technological feasibility with the attainment of a one billion page Web index as announced January 31, 2005. Based on this achievement, the Company began capitalizing software development costs during the first fiscal quarter of 2006 and will continue to do so until such time as the new product becomes commercially available. At the time of commercial availability, capitalization of the Web indexing related research and product development costs will cease and amortization of the capitalized costs will commence over the products estimated useful life, which has not yet been determined. Accordingly, the Company capitalized approximately $2.3 million in research and product development costs during the first fiscal quarter of 2006. Absent the adoption of FAS 86, research and product development costs would have increased 8% when compared to the same period last year. As reported, research and product development costs as a percentage of total revenues were 33% in the current quarter compared to 45% in the first quarter last year. The decrease compared to last year was due solely to the adoption of FAS 86.

General and administrative expenses decreased 5% to $2.3 million in the current quarter from $2.4 million in the first quarter of last year, representing 45% and 30% of total revenues, respectively. The decrease in general and administrative expenses is primarily due to reduced personnel related costs, offset by higher accountancy expenditures.

Interest income, net

Net interest income decreased slightly to $26,000 for the first quarter of the current fiscal year, compared to $37,000 in the first quarter of last fiscal year. The decrease is a result of interest expense obligations associated with the Silicon Valley Bank debt facility.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at April 30, 2005 as compared to January 31, 2005 is summarized below (in thousands).

	April 30, 2005	January 31, 2005	Change

Cash and cash equivalents	$21,701	$17,766	$3,935
Investments	71	71	—

Total	$21,772	$17,837	$3,935

During the three months ended April 30, 2005, the Company used cash of $1.8 million to fund operating activities, compared to $9.0 million used in the same period last year. The net loss of $2.5 million was offset by non-cash charges totaling approximately $1.0 million including depreciation of approximately $0.5 million, amortization of developed technology of $0.1 million, and amortization of deferred stock compensation of $0.4 million. Decreases to accounts receivable provided $1.2 million, while decreases to the restructuring reserve used $0.3 million. Decreases to accounts payable, accrued expenses, accrued bonuses and deferred revenues used cash of $1.9 million. A decrease to prepaid expenses and other assets also provided cash of $0.7 million. During the three months ended April 30, 2004, $9.0 million was used to fund operating activities. The net loss of $4.8 million was offset by non-cash charges totaling $0.8 million, including depreciation of $0.4 million, amortization of developed technology of $0.1 million, and amortization of deferred stock compensation of $0.3 million. An increase in accounts receivable reduced cash from operating activities by $5.3 million, whereas increases in accounts payable, accrued expenses, accrued bonuses and deferred revenues and a decrease in prepaid expenses and other assets provided $0.9 million. The decrease in the restructuring reserve used cash of $0.2 million.

For the quarter ended April 30, 2005, cash flows from investing activities used $2.3 million related to purchases of equipment and leasehold improvements and capitalized software development cost as required with the adoption of FAS 86. For the quarter ended April 30, 2004, purchases of equipment and leasehold improvements used cash of $0.4 million.

Financing activities provided cash of $7.9 million for the quarter ended April 30, 2005. Approximately $5.0 million was secured from a four-year, term loan financing from Silicon Valley Bank, $2.9 million was provided by the exercise of employee stock options, and approximately $38,000 was provided by the issuance of stock under the employee stock purchase plan. For the quarter ended April 30, 2004 financing activities provided cash of $48,000, of which $33,000 was provided by the issuance of stock under the employee stock purchase plan and $15,000 was provided by the exercise of employee stock options.

At April 30, 2005 the Company’s balance of cash, cash equivalents and short-term investments was $ 21.8 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for at least the next twelve months. Excluding the cash acquired as part of the Combination and other acquisitions, the Company has historically been entirely funded by sales of its common stock. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. The Company has previously disclosed that it may elect to seek additional funding for its Web indexing initiative. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

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

The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements:

                The Company has had a history of operating losses and may incur future losses; if the Company is unable to achieve profitability, the Company’s stock price will likely suffer and steps which the Company may take to reduce its expenditures or preserve its existing funds could harm its sales and financial results

The Company believes that its future profitability will depend on its ability to effectively market existing and newly developed software products through a balanced multi-channel distribution network and on its ability to commercially launch its Web indexing initiative. The Company cannot assure that its costs to develop, introduce and promote enhanced or new products will not exceed its expectations, or that these products will generate revenues sufficient to offset these expenses. The Company has operated at a loss for each of the past three fiscal years. For the fiscal years ended January 31, 2005, 2004, and 2003, the Company’s net losses were approximately $19.8 million, $18.1 million, and $29.1 million, respectively. These losses include the Company’s expenditures associated with selling software products and further developing software products during these years. The Company plans to continue to invest in these programs and, accordingly, it cannot assure that its operating losses will not continue in the future. Continued losses could reduce the Company’s liquidity and negatively affect its stock price. As of April 30, 2005, the Company’s balances of cash, cash equivalents and short-term investments were approximately $21.8 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations and available from credit facilities will be sufficient to fund its operations for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, if, at any point, due to continued losses, the Company ceases to have sufficient funds to continue its operations, it would need to decrease its expenditures including those associated with the Web indexing initiative. As a result of any decrease in expenditures, the Company may need to terminate employees,curtail research and development programs and take other steps to reduce the amount of funds it expends in its operations. This could have a negative effect on the Company’s ability to develop product improvements or new products that will achieve market acceptance. This could in turn, have a negative impact on the Company’s sales and financial results.

                The Company experiences quarterly fluctuations in its operating results, which may adversely affect its stock price; for example, the Company’s total revenues for the last four quarters were $5.1 million, $6.1 million, 6.3 million, $5.1 million respectively, and the price per share of its common stock during those quarters ranged from $2.16 to $6.06.

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
23

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

In particular, the Company’s period-to-period operating results have historically been significantly dependent upon the timing of the closing of significant license agreements. Because purchasing the Company’s software products often requires significant capital investment, its customers may defer or decide not to make their purchases. This means sales can involve long sales cycles of six months or more. The Company derives a significant portion of its revenues from sales to agencies of the U.S. Government, and, therefore, the budget cycle of the U.S. Government impacts the Company’s total revenues. In certain financial quarters, the Company may derive a significant portion of its revenues from a single customer. For example, revenues derived from one customer accounted for approximately 14% of the Company’s total revenues for the first quarter of fiscal year 2006. The Company has historically recorded a significant portion of its total quarterly license revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. The Company expects these revenue patterns to continue. Despite these uncertainties in the Company’s revenue patterns, it bases its operating expenses upon anticipated revenue levels, and the Company incurs these expenses on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company’s business, operating results and financial condition would be materially adversely affected.

In addition, steps which the Company has taken or may take in the future to control operating expenses may hamper its development, sales and marketing efforts and, ultimately, its operating results. For instance, the Company aligned its resources through a number of restructurings during fiscal years 2002 through 2005 to attempt to focus on markets that have been consistently successful for it. These restructurings were intended to streamline the Company’s professional services, customer support and sales organizations by reducing the number of its employees, improve the productivity of each of those organizations and reduce management personnel and other overhead costs in its marketing, development and administrative organizations. However, the loss of key personnel in such restructurings and any severance and other costs incurred in such restructurings could negatively affect the Company’s quarterly operating results and adversely affect its stock price.

                The Company derives a significant portion of its revenues from sales to U.S. Government agencies (for example, for the quarter ended April 30, 2005, total revenues derived from sales to agencies of the U.S. Government represented approximately 33% of the Company’s total revenues); U.S. Government agencies are subject to budget cuts and, consequently, the Company may lose revenues upon which it has historically relied, and a change in the size and timing of the Company’s U.S. Government contracts may materially affect the Company’s operating results

For the quarter ended April 30, 2005, total revenues derived from sales to agencies of the U.S. Government were approximately $1.7 million, representing 33% of total revenues. For the quarter ended April 30, 2004, revenues derived from sales to agencies of the U.S. Government were approximately $3.9 million, or 47% of total revenues. While the U.S. Government has at times increased spending on defense, information systems and homeland security initiatives, some government agencies have realized budget reductions which may adversely impact their purchasing decisions and timing. The Company is actively pursuing several opportunities for business with certain U.S. Government agencies. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on the Company’s future operating results and financial position. There can be no assurance that the Company will complete any of these potential transactions.

                The Company depends on international sales, particularly in the United Kingdom (for example, for the quarter ended April 30, 2005, total revenues derived from international sales represented approximately 37% of the Company’s total revenues); any economic downturn, changes in laws, changes in currency exchange rates or political unrest in those countries could have a material adverse effect on the Company’s business

For the quarter ended April 30, 2005, total revenues derived from international sales were approximately $1.9 million, representing approximately 37% of total revenues. For the quarter ended April 30, 2004, revenues derived from international sales were approximately $2.6 million, representing approximately 32% of total revenues. Most of the Company’s international sales are in the United Kingdom. The Company’s international operations have historically exposed it to longer accounts receivable and payment cycles and fluctuations in currency exchange rates. International sales are made mostly from the Company’s U.K. foreign subsidiary and are denominated in British pounds or EUROs. As of April 30, 2005, approximately 16% and 18% of the Company’s total consolidated accounts receivable were denominated in British pounds or EUROs, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on the Company’s foreign subsidiary’s sales are charged to the Company’s foreign subsidiary and recorded as intercompany receivables on the books of the Company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company’s foreign subsidiary are translated into U.S. dollars in consolidation. Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

                As of April 30, 2005, the Company’s balances of cash, cash equivalents and short-term investments were approximately $21.8 million. While the Company believes it will have sufficient funds for its operations for at least the next twelve months, it is possible that the Company will  need additional capital during or after that time.  The Company may need additional capital in the future, and it may not be available on acceptable terms, or at all, and if the Company does not receive any necessary additional capital, it could harm the Company’s financial condition and future prospects

As of April 30, 2005, the Company’s balances of cash, cash equivalents and short-term investments were approximately $21.8 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations and available from credit facilities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, during or after that time, the Company may need to raise additional funds for the following purposes:

•	fund the Company’s operations, including sales, marketing and research and development programs including the Web initiative;

•	fund any growth the Company experiences;

•
enhance and/or expand the range of products and services the Company offers; for example, the Company may upgrade its existing products or develop new products, including products capable of searching and/or indexing the Web, and the Company may expand its training and other professional services for its products;

•	increase the Company’s promotional and marketing activities; or

•	respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities.

The Company cannot reassure its investors that if the Company needs additional capital that it will be available, and if so, on terms beneficial to the Company. Historically, the Company has obtained external financing primarily from sales of its common stock. To the extent the Company raises additional capital by issuing equity securities, its shareholders may experience substantial dilution. If the Company is unable to obtain additional capital, it may then attempt to preserve its available resources by various methods including deferring the creation or satisfaction of commitments, reducing expenditures on its research and development programs or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, that inability would have an adverse effect on the Company’s financial position, results of operations and prospects.

The Company’s stock price may fluctuate which may make it difficult to resell shares of the Company’s stock

The market price of the Company’s common stock has been highly volatile. For example, in the first quarter of fiscal year 2006, the market price per share of the Company’s common stock ranged from $4.37 to $6.06. This volatility may adversely affect the price of the Company’s common stock, and its stockholders may not be able to resell their shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility. The Company anticipates that this volatility, which frequently affects the stock of software companies, will continue. Factors that could cause such volatility include:

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

                The Company has not yet been required to perform an assessment of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Company may, during its process, encounter delays in such process or deficiencies with respect to certain internal control practices

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required, beginning with its fiscal year ending January 31, 2006 or, at the latest, January 31, 2007, to include in its annual report management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the Company’s audited financial statements as of the end of its prior fiscal year. Furthermore, the Company’s independent registered public accounting firm will be required to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on its audit. The Company is in the initial stages of completing the documentation of its internal controls. Due to the number of controls to be documented and examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, the Company cannot be certain that it will complete its Section 404 compliance work on a timely basis or, if it does, that all of the Company’s internal controls will be considered effective. In addition, the guidelines for the evaluation and attestation of internal control systems have only recently been formalized, and the evaluation and attestation processes are new and untested. Therefore, the Company can give no assurances that its systems will satisfy the new regulatory requirements. If the Company fails to timely complete its Section 404 compliance work, including this assessment, or if the Company’s independent public accounting firm cannot timely attest to the Company’s assessment, the Company could be subject to regulatory sanctions and a loss of public confidence in its internal controls. Also, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or commercial relationships or cause the Company to fail to timely meet its regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of the Company’s stock.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom were approximately 37% of total revenues in the first quarter of fiscal year 2006. International sales are made predominantly from the Company’s foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of April 30, 2005, approximately 16% and 18% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of fiscal year 2005, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of April 30, 2005, approximately 2% and less than 1% of the Company’s cash and cash equivalents were denominated in British pounds and EUROs, respectively. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company also has a certificate of deposit for $71,000, which is pledged to collateralize a letter of credit required for a leased facility. Given the relatively short maturity periods of cash equivalents and short-term investments, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited.

Item 4.    Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them, on a timely basis, material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Submission of Matters to Vote of Security Holders	None.

Item 5.	Other Information	None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

June 13, 2005	By:	/s/ Patrick C. Condo

Patrick C. Condo President and Chief Executive Officer (Principal Executive Officer)

June 13, 2005	By:	/s/ John R. Polchin

John R. Polchin Chief Financial Officer (Principal Financial and Accounting Officer)
32