Form 10-Q
period 2005-07-31
CONVERA CORP
filed 2005-09-12
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of the registrant’s Class A common stock as August 29, 2005 was 45,676,815.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED July 31, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 31, 2005 (Unaudited)	January 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$44,889	$17,766
Short term investments	71	71
Accounts receivable, net of allowance for doubtful accounts of $541 and $537, respectively	10,093	6,530
Prepaid expenses and other	1,938	2,390

Total current assets	56,991	26,757

Equipment and leasehold improvements, net of accumulated depreciation of $13,890 and $13,940, respectively	4,215	5,145
Other assets	1,099	1,551
Capitalized research and development costs	4,678	—
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of $915 and $780, respectively	431	566

Total assets	$69,689	$36,294

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,705	$1,967
Accrued expenses	3,113	3,529
Accrued bonuses	578	526
Restructuring reserve	13	835
Deferred revenues	3,528	4,288

Total current liabilities	8,937	11,145

Long-term debt	5,000	—

Total liabilities	13,937	11,145

Commitments and Contingencies
Shareholders’ Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 46,332,629 and 38,740,215 shares issued, respectively; 45,638,298 and 38,013,807 shares outstanding, respectively	462	387
Treasury stock at cost, 694,331 and 726,408 shares, respectively	(1,604)	(1678)
Additional paid-in capital	1,117,366	1,084,269
Accumulated deficit	(1,058,939)	(1,056,445)
Accumulated other comprehensive loss	(1,533)	(1,384)

Total shareholders’ equity	55,752	25,149

Total liabilities and shareholders’ equity	$69,689	$36,294

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,

	2005	2004	2005	2004

Revenues:
License	$5,230	$2,197	$7,417	$8,053
Professional services	590	1,041	1,430	1,624
Maintenance	1,984	1,829	4,035	3,560

	7,804	5,067	12,882	13,237

Cost of revenues:
License	$167	$468	$597	$1,127
Professional services	814	802	1,642	1,518
Maintenance	288	436	509	958

	1,269	1,706	2,748	3,603

Gross margin:	6,535	3,361	10,134	9,634

Operating expenses:
Sales and marketing	2,360	4,302	4,556	9,316
Research and product development	1,420	3,632	3,074	7,272
General and administrative	2,855	2,506	5,155	4,922
Restructuring charges	—	—	(56)	—

	6,635	10,440	12,729	21,510

Operating loss	(100)	(7,079)	(2,595)	(11,876)

Interest income, net	75	30	100	68

Net loss	$(25)	$(7,049)	$(2,495)	$(11,808)

Basic and diluted net loss per common share	$(0.00)	$(0.21)	$(0.06)	$(0.35)
Weighted-average number of common shares outstanding – basic and diluted	40,802,815	34,039,718	39,597,200	33,988,518

Other comprehensive loss:
Net loss	$(25)	$(7,049)	$(2,495)	$(11,808)
Foreign currency translation adjustment	(330)	(20)	(149)	165

Comprehensive income (loss)	$(355)	$(7,069)	$(2,644)	$(11,643)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended July 31

	2005	2004

Cash Flows from Operating Activities:
Net loss	$(2,495)	$(11,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,091	742
Non-cash restructuring charges	(56)	—
Provision for doubtful accounts	8	—
Amortization of intangible assets	135	135
Equity compensation	735	681
Changes in operating assets and liabilities:
Accounts receivable	(3,796)	260
Prepaid expenses and other assets	880	243
Accounts payable, accrued expenses and accrued bonuses	(583)	396
Restructuring reserve	(763)	(362)
Deferred revenues	(679)	55
Long-term payables	—	(891)

Net cash used in operating activities	(5,523)	(10,549)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(167)	(785)
Capitalized research and development costs	(4,678)	—

Net cash used in investing activities	(4,845)	(785)

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	5,000	—
Proceeds from the private placement of stock, net	28,778	—
Proceeds from the issuance of common stock, net	(138)	(39)
Proceeds from the exercise of stock options	3,872	16

Net cash provided by financing activities	37,512	(23)

Effect of Exchange Rate Changes on Cash	(21)	181

Net Increase in Cash and Cash Equivalents	27,123	(11,176)

Cash and Cash Equivalents, beginning of period	17,766	30,530

Cash and Cash Equivalents, end of period	$44,889	$19,354

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands in Notes 1 through 8, except share and per share data)

(1)     THE COMPANY

Convera Corporation (“Convera” or the “Company”) was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).

As of July 31, 2005, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 49% of the voting power of Convera. As of July 31, 2004, Allen & Company beneficially owned more than 50% of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and professional services. The Company’s latest software release, RetrievalWare 8, includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing capabilities. In addition, the Company has embarked on an advanced web indexing development effort focused on applying portions of the Company’s existing core technology to also locate contextually relevant information on the world wide web. This next-generation search technology achieved its initial development milestone in October 2004 by creating an “alpha” stage, search platform for open-source Web content. The Company has since advanced its efforts to “beta” stage as the technology presently contains more than two billion documents in the index. The Company has developed this search technology in order to add structure to the Web through the use of proprietary taxonomies and ontologies, semantic analysis and deep knowledge resources capable of providing end-users with more relevant search results. The technology also supports complex queries, offers built in video and image search, and provides geo-locational data. The offering may be used in concert with the RetrievalWare solution or with a customer’s existing internal application to create an integrated portal offering “blended” results from both Intranet and open-source searches. The Company has also entered into a master hosting facility agreement with AT&T for this service offering in anticipation of a commercial launch during fiscal 2006.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; reduced customer demand for the Company’s products and services; continued success in technological advances and development including the Web indexing initiative; the delay or deferral of customer software implementations; the potential for U.S. Government agencies from which the Company has historically derived a significant portion of its revenues to be subject to budget cuts; a dependence on international sales; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; the availability of additional capital financing on terms acceptable to the Company, if at all; the present ownership structure of the Company which includes Allen & Company as defined above who beneficially owns approximately 49% of the Company’s voting power, and would therefore be able to effectively control the outcome of matters requiring a stockholder vote; and the Company has not yet been required to perform an assessment of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Company may, during such process, encounter delays or deficiencies with respect to certain internal control practices.

(2)     SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and six-month periods ended July 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2006.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include an allowance for doubtful accounts receivable, estimates for restructuring reserves, recoverability of deferred tax assets and recoverability of goodwill, realizability of capitalized research and development costs and other intangible assets. Actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Software Revenue Recognition, with respect to certain transactions.

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

Research and Development Costs

Software development costs are included in research and development and are expensed as incurred for the Company’s software product offering (e.g., RetrievalWare). Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” requires the capitalization of certain software development costs once technological feasibility is established, which for the Company generally occurs upon completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. For the Company’s core software product offering the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its core software product offering. The Company’s newly created web indexing software, currently in beta stage, was determined to have reached technological feasibility as of January 31, 2005. As a result, the Company began capitalizing software development costs related to the web indexing initiative during the first quarter of fiscal year 2006 and will continue to do so until this new product becomes commercially available. The Company continues to expect to have a web indexing service offering available during fiscal year 2006, at which time capitalization will cease and amortization of the capitalized costs will commence on the yet to be determined estimated useful life of the product.

Stock-based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as amended by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB No. 25).” The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25. Stock options originally granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant, and accordingly no employee compensation cost related to the initial grant of options is included in expenses. Stock option modifications associated with a change in employee status to a non-employee have been accounted for as a new award and measured using the intrinsic value method under APB No. 25, resulting in the inclusion of compensation expense in the January 31, 2004 consolidated statement of operations. Non-vested shares of stock (referred to as deferred stock) granted under the Company’s stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as compensation expense over the corresponding service period. If an employee leaves the Company prior to the vesting of the deferred stock, the estimate of compensation expense recorded in previous periods is adjusted by decreasing compensation expense in the period of forfeiture.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made under the respective plans in the three and six-month periods ended July 31, 2005 and 2004 consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share for such periods would have been increased to the pro forma amounts indicated below.

	Three Months Ended July 31,		Six Months Ended July 31,

	2005	2004	2005	2004

Net loss, as reported	$(25)	$(7,049)	$(2,495)	$(11,808)
Stock-based compensation, as reported	367	389	734	681
Total stock-based compensation determined under fair value based method for all awards	(1,283)	(1,739)	(2,482)	(3,262)

Pro forma net loss	$(941)	$(8,399)	$(4,243)	$(14,389)

Basic and diluted net loss per common share, as reported	$(0.00)	$(0.21)	$(0.06)	$(0.35)
Basic and diluted net loss per common share, pro forma	$(0.02)	$(0.25)	$(0.11)	$(0.42)

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

	Three Months Ended July 31,		Six Months Ended July 31,

	2005	2004	2005	2004

Expected volatility	83%	91%	91%	91%
Risk free interest rates	3.87%	3.82%	3.45%	3.73%
Dividend yield	None	None	None	None
Expected lives	5 Years	5 Years	5 Years	5 Years

The weighted average fair value of stock options granted under the Company’s stock option plans during the three months ended July 31, 2005 and 2004 was $3.21 and $2.05, respectively.

During fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several senior officers of the Company were awarded an aggregate of 1,800,000 shares of deferred stock with a five-year cliff vesting provision, of which an aggregate of 1,000,000 shares of deferred stock were outstanding as of July 31, 2005. Pursuant to the May 2003 deferred stock agreement as amended in May 2004 with the Company’s CEO, Patrick Condo, Mr. Condo was awarded 600,000 deferred shares of the Company’s common stock. This award is part of the aforementioned 1,800,000 shares of deferred stock. Under the amended agreement, 150,000 shares of common stock vest on each consecutive one-year anniversary of the date of grant as long as Mr. Condo remains continuously employed with the Company through such vesting date. Notwithstanding such vesting schedule, all of the deferred shares will vest on the earlier occurrence of Mr. Condo’s termination of employment without cause, death or disability or a change of control of the Company. On May 20, 2005, in accordance with the terms of the amended deferred stock agreement, a second tranche of 150,000 shares vested and the Company withheld 48,675 of the shares at a cost of approximately $225 to fulfill a portion of Mr. Condo’s tax obligation with respect to the award. The deferred stock covering the remaining 700,000 shares, which is held by three senior officers, has a five-year cliff vesting provision, or vests immediately upon a change in control. The weighted-average fair value of the awards granted in fiscal year 2004 was $4.84 based on the market price of the Company’s stock on the date of award. Compensation cost for Mr. Condo’s stock award is expensed on a straight-line basis over the four-year vesting period. Compensation cost for the remaining 700,000 shares is expensed on a straight-line basis over the five-year vesting period.

Compensation expense, net of reversals for terminated employees, recorded by the Company in the accompanying consolidated statements of operations are set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,

	2005	2004	2005	2004

Research and development costs	$138	$223	$275	$388
Sales and marketing costs	—	—	—	(3)
General and administrative costs	175	166	350	296

	$313	$389	$625	$681

In the first quarter of fiscal year 2004, the Company issued two-year warrants to purchase 137,711 shares of Convera common stock to a third party customer at an exercise price of $2.00 per share. The warrants had an aggregate value of approximately $380 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 108%; risk free interest rate of 2.12%; no dividend yield; and expected life of 2 years. The value of the warrants reduced the amount of revenue recognized and was recorded as an increase to additional paid-in-capital during the first quarter of fiscal year 2004. In the first quarter of fiscal year 2005, those warrants were exchanged in a cashless exercise for 84,744 shares of Company common stock

(3)     RECENT PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections – a replacement of Accounting Opinions Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to changes in accounting principles for prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123(R)”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The SEC amended the effective dates for this pronouncement for public companies by issuing Release 33-8568.  This statement is effective as of the beginning of the first fiscal year that begins after June 15, 2005.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB No.  25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the quarters ended July 31, 2005 and 2004.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS No. 153), which requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable.  The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange.  This eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,

	2005	2004	2005	2004

Numerator:
Net loss	$(25)	$(7,049)	$(2,494)	$(11,808)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	40,802,815	34,039,718	39,597,200	33,988,518

Basic and diluted net loss per common share	$(0.00)	$(0.21)	$(0.06)	$(0.35)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,

	2005	2004	2005	2004

Stock options	2,147,522	26,573	2,010,113	174,608
Deferred stock	261,112	—	246,418	7,971

	2,408,634	26,573	2,256,531	182,579

(5)     RESTRUCTURINGS

In fiscal year 2002, as a result of the Company’s decision to exit the interactive media services market and in response to the downturn in the economy, the Company adopted several restructuring plans. The Company continued to reduce its workforce in fiscal years 2003 and 2004 and 2005 in an effort to reduce operating costs and increase efficiencies.

FY02 Q2 Restructuring

On May 10, 2001, the Company announced it was restructuring its business operations in response to the downturn in the economy and in conjunction with the integration of the IMS division’s operations following the Combination.    As a result, the Company recorded a restructuring charge of $2,933.  As of January 31, 2003, liabilities related to employee severance and contractual obligations had been fully settled.  In April 2005 the Company negotiated a settlement of the remaining facility lease obligation resulting in a reversal of $53 of previously accrued restructuring charges.  The remaining accrual of $90 related to facility closings was settled in the second quarter of fiscal year 2006.

FY02 Q3 Restructuring

On October 3, 2001, the Company announced an additional restructuring plan to consolidate all operations around the development, marketing, sales and support of its enterprise class information infrastructure software products, Convera RetrievalWare and Convera Screening Room.  As a result of the restructuring plan, the Company recorded restructuring charges in the third quarter of fiscal year 2003 of $5,195.  As of January 31, 2004 payments related to employee severance and contractual obligations had been paid in full.  In the fourth quarter of fiscal year 2005, a non-cash adjustment of approximately $137 was made as projected payments related to this restructuring were less than originally estimated.  In April 2005 the Company negotiated a settlement of the remaining facility lease obligation resulting in a reversal of $29 of previously accrued restructuring charges.  The remaining accrual of $13 related to this facility closing will be settled in the third quarter of fiscal year 2006.

On December 10, 2004 the Company announced that it had effected a re-alignment of its operational infrastructure.  As part of this restructuring the Company reduced its personnel related costs through general workforce reductions and facility consolidations.  In total the Company reduced its workforce by 41 employees worldwide, including 16 individuals from the sales group, ten from the engineering group, eight from the professional services group, four from the marketing group and three from the G&A group.  The Company also further reduced marketing related expenses and decreased other general operating costs.  Additionally, as part of this restructuring, the Company transferred certain existing personnel resources to the Company’s web indexing initiative.

The Company recorded a restructuring charge of $563 related to severance costs for terminated employees during the fourth quarter of fiscal year 2005.  As of April 30, 2005 all severance payments were fully settled.

The Company paid an aggregate of approximately $509 and $201 against the restructuring reserve during the quarters ended July 31, 2005 and 2004, respectively.  During the six-month periods ended July 31, 2005 and 2004 the Company paid an aggregate of approximately $763 and $362 against the restructuring reserve, respectively.  As of July 31, 2005, the unpaid balance of $13 has been classified as a current restructuring reserve in the accompanying consolidated balance sheet.

(6)     SEGMENT REPORTING

The Company is principally engaged in the design, development, marketing and support of enterprise search, retrieval and categorization solutions.  All of the Company’s revenues result from the sale of the Company’s software products and related services for all fiscal years presented.  During fiscal year 2005, the Company embarked on an advanced development effort focused on applying portions of its existing core technology to locate contextually relevant information on the World Wide Web (e.g., the Web indexing initiative).  This initiative has not yet resulted in a commercially available product.  Accordingly, the Company considers itself to have two reportable segments, specifically the license, implementation and support of its core software products business and the Web indexing initiative.  The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, expenses and relevant balance sheet items for both product segments and by geographic region for purposes of making operating decisions and assessing financial performance.

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three months ended July 31, 2005 and 2004.

	Three Months ended July 31,		Six Months ended July 31,

	2005	2004	2005	2004

Revenues and expenses
Core Software Products
Revenues:	$7,804	$5,067	$12,882	$13,237
Expenses, excluding depreciation:	(7,203)	(10,919)	(14,092)	(22,936)
Depreciation	(162)	(344)	(339)	(699)

Net operating income (loss)	$439	$(6,196)	$(1,549)	$(10,398)

Web Indexing
Revenues:	$—	$—	$—	$—
Expenses, excluding depreciation:	(535)	(855)	(1,039)	(1,435)
Depreciation	(4)	(28)	(7)	(43)

Net operating loss	$(539)	$(883)	$(1,046)	$(1,478)

Reconciliation to consolidated net loss
Net operating loss-both reporting segments	$(100)	$(7,079)	$(2,595)	$(11,876)
Other income, net (unallocated)	75	30	100	68
Net loss before income taxes	(25)	(7,049)	(2,495)	(11,808)

Net loss	$(25)	$(7,049)	$(2,495)	$(11,808)

The following table reconciles each segments total assets to the Company’s consolidated total as of July 31, 2005 and January 31, 2005.

	July 31, 2005	January 31, 2005

Core Software Products
Equipment and leasehold improvements, net of accumulated depreciation	$1,078	$1,353
All other assets	60,603	31,149

Total assets for segment	$61,681	$32,502

Web Indexing
Equipment and leasehold improvements, net of accumulated depreciation	$3,137	$3,792
Capitalized research and development costs	4,678	—
All other assets	193	—

Total assets for segment	$8,008	$3,792

Consolidated total assets	$69,689	$36,294

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	Three Months Ended July 31,		Six Months Ended July 31,

	2005	2004	2005	2004

Sales to Customers:
United States	$6,203	$3,707	$9,341	$9,295
United Kingdom	1,533	1,168	2,939	3,336
All Other	68	192	602	606

	$7,804	$5,067	$12,882	$13,237

Major Customers

For the three and six month periods ended July 31, 2005, revenues derived from sales to agencies of the U.S. Government were approximately $5,510 and $7,169 representing 71% and 56% of total revenues, respectively.  For the three and six month periods ended July 31, 2004, revenues derived from sales to agencies of the U.S. Government were approximately $2,376 and $6,226, representing 47% of total revenues in each period.  One customer accounted for approximately 32% and 19% of the Company’s total revenues for the three and six-month periods ended July 31, 2005, respectively.  Another individual customer accounted for approximately 16% and 10% of the Company’s total revenues for the three and six-month periods ended July 31, 2005, respectively.  For the three and six-month periods ended July 31, 2004 one reseller customer accounted for approximately 12% and 24% of the Company’s total revenues, respectively.

(7)     INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending January 31, 2006, the Company expects that it will generate additional NOLs for the remainder of the year.  As of July 31, 2005, the Company’s deferred tax assets exceed its deferred tax liabilities.  Given the Company’s inability to generate sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has provided a full valuation allowance against such deferred tax assets as of July 31, 2005.

(8)     LONG-TERM DEBT

On March 23, 2005 the Company secured a $5 million equipment term loan from Silicon Valley Bank, the primary subsidiary of Silicon Valley Bancshares (NASDAQ: SIVB). The four-year, term facility will provide financing for capital purchases including those for its Web indexing initiative. The loan bears interest at 7% per annum and is secured by a first lien on all corporate assets, excluding intellectual property. Monthly payments of interest only are due through March 2006. Thereafter, 36 monthly installments of approximately $155 including principal and interest will be made. A balloon interest payment of $125 is due in March 2009. The note includes certain financial covenants including cash to debt ratios. The agreement also requires the Company to maintain a cash balance with SVB equal to twice the amount of the loan outstanding. The Company is in compliance will all covenants at July 31, 2005.

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

Overview

The Company believes RetrievalWare®, its “flagship” product, has unique capabilities supporting the needs of customers within government agencies and certain commercial sectors that will enable it to capitalize on current market opportunities and achieve its operational goals. Going forward, the Company expects to focus a substantial amount of resources on further penetration of the national security, defense, law enforcement, and intelligence gathering community with the United States and its allies. An important objective in this market is to upgrade existing installations of older versions of RetrievalWare® to the RetrievalWare® 8 platform that includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing software capabilities.

Further, the Company also expects to increase its efforts with regard to its Web indexing initiative. This research and development initiative is an advanced effort aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the World Wide Web. This next-generation search technology achieved its initial development milestone in October 2004 by creating an “alpha” stage, search platform for open-source Web content. Efforts have since been advanced to a “beta” stage as the technology presently contains more than two billion documents in the index. As of July 31, 2005, the Company is accepting “beta” customers for this service offering. The Company has also entered into a master hosting facility agreement with AT&T in anticipation of a commercial launch of this service expected to be during fiscal year 2006.

In assessing the commercial sector, the Company is focusing a majority of its efforts on the media, entertainment, publishing and life science sectors for both RetrievalWare® and the emerging Web indexing technology. This is to capitalize on the alignment between customer requirements within these sectors seeking both Intranet and Web-based search and categorization technologies. Commercial opportunities outside of these areas will continue to be evaluated but will not be a primary focus going-forward.

Management’s primary objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue opportunities to determine the market sectors in which the Company should concentrate its sales and marketing efforts. The Company’s business environment and the computer software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company competes within the commercial sector where its market position has not been as strong as it has been within the government sector. As such, the Company has elected to focus its efforts within the commercial setting on the media, entertainment, publishing and life science sectors. The Company believes these sectors may afford greater opportunities when compared to addressing a wide array of commercial market segments. The Company’s competitors include many companies that are larger and more established and have substantially more resources. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. To address the competition, the Company will continue to invest in research and development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company will also make additional investments in specific product features to better serve the needs of its customers.

Historically, the Company’s results of operations have been impacted by general economic downturns and reduced information technology budgets, resulting in a lengthier sales cycle across both the government and commercial sectors. Through a number of restructurings initiated from fiscal years 2002 through 2005, the Company aligned its resources in an effort to ensure it continued to capitalize on markets that have been consistently successful for the Company, including the federal government, and to focus more resources on those areas of the commercial business that present vertical market opportunities. The restructurings, as described in this section and elsewhere in this Form 10-Q and in the Company’s prior filings with the Securities and Exchange Commission, streamlined the professional services, customer support and sales organizations through reductions in headcount to improve the productivity of each of those organizations as well as reduced management personnel and other overhead costs in the marketing, development and administrative organizations within the Company. Management continually assesses historical results as well as future opportunities to determine whether resources are aligned properly. Additional changes may be made to the organization to ensure that the Company continues to focus on achieving profitable operating results. A detailed review of the numerous risks and challenges facing the Company is contained in the Forward Looking Statements section beginning on page 24.

Results of Operations

For the quarter ended July 31, 2005, total revenues were $7.8 million, an increase of 54% over total revenues of $5.1 million in the same quarter last year. The net loss for the quarter ended July 31, 2005 was $0.03 million, or less than $0.01 per common share, compared to a net loss of $7.0 million, or $0.21 per common share in the second quarter last year. For the six months ended July 31, 2005, total revenues were $12.9 million, a decrease of 3% from total revenues of $13.2 million reported for the corresponding period last year. The net loss for the first half of the current fiscal year was $2.5 million, or $0.06 per common share, compared to a net loss of $11.8 million, or $0.35 per common share in the same period for the prior fiscal year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and six-month periods ended July 31, 2005 and 2004, respectively (dollars in thousands).

Components of Revenues and Expenses
	Three Months Ended July 31,				Increase/ (Decrease)
	2005		2004		%

Revenues:
License	$5,230	67%	$2,197	43%	138%
Professional services	590	8%	1,041	21%	(43%)
Maintenance	1,984	25%	1,829	36%	8%

	$7,804	100%	$5,067	100%	54%

Cost of revenues:
License	$167	2%	$468	9%	(64%)
Professional services	814	10%	802	16%	1%
Maintenance	288	4%	436	9%	(34%)

	$1,269	16%	$1,706	34%	(26%)

Gross margin:	$6,535	84%	$3,361	66%	94%

Operating expenses:
Sales and marketing	$2,360	30%	$4,302	85%	(45%)
Research and product development	1,420	18%	3,632	72%	(61%)
General and administrative	2,855	37%	2,506	49%	14%

Total operating expenses	$6,635	85%	$10,440	206%	(36%)

Operating loss	$(100)		$(7,079)

Interest income, net	75		30

Net loss	$(25)		$(7,049)

Components of Revenues and Expenses
	Six Months Ended July 31,				Increase/ (Decrease)
	2005		2004		%

Revenues:
License	$7,417	58%	$8,053	61%	(8%)
Professional services	1,430	11%	1,624	12%	(12%)
Maintenance	4,035	31%	3,560	27%	13%

	$12,882	100%	$13,237	100%	(3%)

Cost of revenues:
License	$597	4%	$1,127	9%	(47%)
Professional services	1,642	13%	1,518	11%	8%
Maintenance	509	4%	958	7%	(47%)

	$2,748	21%	$3,603	27%	(24%)

Gross margin:	$10,134	79%	$9,634	73%	5%

Operating expenses:
Sales and marketing	$4,556	35%	$9,316	70%	(51%)
Research and product development	3,074	24%	7,272	55%	(58%)
General and administrative	5,155	40%	4,922	37%	5%
Restructuring charge (recovery)	(56)	0%	—

Total operating expenses	$12,729	99%	$21,510	162%	(41%)

Operating loss	$(2,595)		$(11,876)

Interest income, net	100		68

Net loss	$(2,495)		$(11,808)

Revenues

License revenues increased 138% to $5.2 million for the three months ended July 31, 2005 versus $2.2 million for the three months ended July 31, 2004. The increase in license revenues is attributed to the Company’s U.S. federal group, which increased 239% versus the prior year period. This increase was driven by two large transactions that each represented greater than 10% of total revenues for the period. International license revenues increased by 32% versus the prior year period, due primarily to a large transaction with a system integrator. Commercial license revenues decreased by 95% when compared to the same period last year due to the Company’s decision in the prior fiscal year to temper its marketing and selling efforts towards this segment for its RetrievalWare software product offering. License revenues for the six months ended July 31, 2005 were $7.4 million, a decrease of 8% versus license revenues of $8.1 million reported for the corresponding period last year. Federal license revenues for the six-month period increased 11% over the same period last year, while international and commercial license revenues decreased 19% and 42%, respectively.

Services revenues, which include amounts generated through software implementation, training, and other professional services, decreased 43% to $ 0.6 million for the three months ended July 31, 2005 versus $1.0 million for the three months ended July 31, 2004. This decline is primarily due to the completion of a large engagement in the commercial sector during the prior fiscal year and the absence of a like-sized deal in the current fiscal quarter. Federal services revenues were consistent with the prior year period, while international and commercial services revenues declined by 14% and 81% respectively. For the six months ended July 31, 2005, services revenues declined 12% to $1.4 million versus $1.6 million for the same period last year. Federal and international services revenues increased by 30% and 4% respectively versus the prior-year period, while commercial service revenues decreased by 69%. The decline in commercial services revenues is again due to the aforementioned completion of a large services engagement during the prior fiscal year.

Software maintenance and customer support revenues increased 8% to $2.0 million for the quarter ended July 31, 2005 versus $1.8 million in the same quarter last year. For the six months ended July 31, 2005, software maintenance and customer support revenues increased 13% to $4.0 million versus $3.6 million in the prior year period. The increase in maintenance revenues for the current fiscal quarter and year-to-date period versus the corresponding prior year periods is due primarily to the Company’s efforts to renew customer maintenance agreements, with an increased emphasis on lapsed renewals.

For the three and six month periods ended July 31, 2005, total revenues derived from sales to agencies of the U.S. federal government were approximately $5.5 million and $7.2 million, representing 71% and 56% of total revenues in each period respectively. The aforementioned two large federal transactions realized during the current fiscal quarter each accounted for 10% or more of the Company’s total revenues for the three and six-month periods ended July 31, 2005.

Revenues from international operations are generated primarily from software licenses and related support services with various European commercial and government customers.  The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom. CTIL’s revenues increased 20% for the three months ended July 31, 2005 to $1.6 million versus $1.3 million in the second quarter of the prior fiscal year. For the six month period ended July 31, 2005, revenues derived from CTIL decreased 10% to $3.5 million versus $3.9 million in the comparable period last year.

Cost of Revenues

Cost of license revenues decreased 64% to $0.2 million in the current quarter from $0.5 million in the second fiscal quarter of last year. Cost of license revenues as a percentage of license revenues was 3% in the current quarter compared to 21% in the same quarter of the prior fiscal year.  The decrease in cost of license revenues is attributed to reduced third party royalty obligations during the second fiscal quarter. For the six months ended July 31, 2005, cost of license revenues decreased 47% to $0.6 million versus $1.1 million in the first six months of the prior fiscal year. This is again due to a decline in third party royalty obligations. As a percentage of license revenues, cost of license revenues was 8% and 14% for the six months ended July 31, 2005 and 2004, respectively.

Cost of services revenues was $0.8 million for each of the three months ended July 31, 2005 and July 31, 2004. Cost of services revenues as a percentage of services revenues was 138% in the current quarter compared to 77% in the comparable prior year quarter. The increased cost of services revenues as a percentage of services revenues versus the prior year period is the result of lower services revenues resulting from the aforementioned completion of a large services engagement in the commercial sector during the previous fiscal year. For the first six months of the current fiscal year, cost of services revenues increased 8% to $1.6 million versus $1.5 million in the first six months of the prior year period. As a percentage of services revenues, cost of services revenues were 115% and 93% for the six months ended July 31, 2005 and 2004, respectively.

Cost of maintenance revenues was $0.3 million for the three months ended July 31, 2005, a decrease of 34% versus $0.4 million for the comparable prior year period. As a percentage of maintenance revenues, cost of maintenance was 15% in the current quarter compared to 24% in the same quarter last year. The decrease in cost of maintenance revenues versus the comparable prior year period is due to reduced personnel-related costs. For the six months ended July 31, 2005, cost of maintenance revenues was $0.5 million, a decrease of 47% versus $1.0 million for the comparable year-ago period. Cost of maintenance revenues as a percentage of maintenance revenues was 13% in the six months ended July 31, 2005 compared to 27% for the same period last year. The decrease in cost of maintenance revenues as compared to the second quarter of last year is again due to a reduction in personnel-related costs.

Operating expenses

Sales and marketing expenses decreased 45% in the quarter ended July 31, 2005 to $2.4 million versus $4.3 million in the second quarter of last year, representing 30% and 85% of total revenues, respectively. The decrease in sales and marketing expenses are primarily attributable to reduced personnel-related costs and marketing programs expenditures.  For the first six months of the current fiscal year, sales and marketing expenses decreased 51% to $4.6 million compared to $9.3 million in the corresponding period last year. Sales and marketing expenses represented 35% of total revenues for the six months ended July 31, 2005 compared to 70% of total revenues for the six months ended July 31, 2004. This decrease in sales and marketing expenses is again the result of decreased personnel-related costs and reduced marketing programs expenditures.

Reported research and product development costs decreased 61% to $1.4 million in the current quarter versus $3.6 million for the comparable year-ago period. During the first fiscal quarter of 2006, the Company adopted FAS 86 (which requires capitalization of software development costs once technological feasibility has been achieved) related to the Company’s Web indexing initiative as previously discussed. FAS 86 governs the practice by which newly developed technology (e.g., software in this case), is accounted for once technological feasibility has been achieved. Convera’s Web indexing initiative was determined to have reached technological feasibility with the attainment of a one billion-page Web index as announced on January 31, 2005. Based on this achievement, the Company began capitalizing software development costs during the first fiscal quarter of 2006 and will continue to do so until such time as the new product becomes commercially available. At the time of commercial availability, capitalization of the Web indexing related research and product development costs will cease and amortization of the capitalized costs will commence over the products estimated useful life, which has not yet been determined. Accordingly, the Company capitalized approximately $2.4 million and $4.7 million in research and product development costs during the three and six-month periods ended July 31, 2005, respectively. Absent the adoption of FAS 86, research and product development costs would have increased 5% in the current quarter and 7% during the six-month period ended July 31, 2005 versus the comparable year-ago periods. As reported, research and product development costs as a percentage of total revenues were 18% in the current quarter versus 72% in the second quarter of last year. For the six months ended July 31, 2005, research and development costs as reported decreased 58% to $3.1 million from $7.3 million in the comparable period last year, representing 24% and 55% of total revenues, respectively. These decreases compared to last year for both the three and six month periods are due solely to the adoption of FAS 86.

General and administrative expenses increased 14% to $2.9 million in the current quarter versus $2.5 million in the second quarter of last year, representing 37% and 49% of total revenues, respectively. For the six months ended July 31, 2005, general and administrative expenses increased 5% to $5.2 million versus $4.9 million in the corresponding year-ago period, representing 40% and 37% of total revenues, respectively. The increase in general and administrative expenses is primarily due to increased costs related to the Company’s ongoing Sarbanes-Oxley compliance activities, executive severance obligations, and legal expenses.

Interest income, net

Net interest income increased to approximately $75,000 for the second quarter of the current fiscal year, compared to approximately $30,000 in the second quarter of the prior fiscal year. For the six months ended July 31, 2005, net interest income increased to approximately $100,000 versus approximately $68,000 in the same period last year.  The increase in both periods is a result of higher interest rate yields on a higher cash balance, offset by interest payments associated with the debt facility.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at July 31, 2005 as compared to January 31, 2005 is summarized below (in thousands).

	July 31, 2005	January 31, 2005	Change

Cash and cash equivalents	$44,889	$17,766	$27,123
Investments	71	71	—

Total	$44,960	$17,837	$27,123

During the six months ended July 31, 2005, the Company used cash of $5.5 million to fund operating activities, compared to $10.5 million used in the same period last year. The net loss of $2.5 million was offset by non-cash charges totaling approximately $1.9 million including depreciation of approximately $1.1 million, amortization of developed technology of $0.1 million, and amortization of deferred stock compensation of $0.7 million. Increases to accounts receivable used $3.8 million, while decreases to prepaid expenses and other assets provided $0.9 million. Payments against the restructuring reserve used $0.8 million while decreases to accounts payable, accrued expenses, accrued bonuses and deferred revenues used cash of $1.3 million. As stated above, during the six months ended July 31, 2004, $10.5 million was used to fund operating activities. The net loss of $11.8 million was offset by non-cash charges totaling $1.5 million, including depreciation of $0.7 million, amortization of developed technology of $0.1 million, and amortization of deferred stock compensation of $0.7 million. Cash was provided by a decrease in accounts receivable of $0.3 million as well as a decrease in prepaid expenses and other assets of $0.2 million. Increases to accounts payable, accrued expenses, accrued bonuses and deferred revenues provided $0.4 million while decreases to the restructuring reserve and long-term payables used cash of $0.4 million and $0.9 million respectively.

For the six months ended July 31, 2005, cash flows from investing activities used $4.8 million, of which $4.7 million was related to capitalized software development cost as required with the adoption of FAS 86. The balance was used for purchases of equipment and leasehold improvements.  For the quarter ended July 31, 2004, purchases of equipment and leasehold improvements used cash of $0.8 million.

Financing activities provided cash of $37.5 million for the six months ended July 31, 2005.  Approximately $28.8 million of proceeds were received through a July 2005 private placement of 6,555,556 newly-issued shares of common stock to two investors. The Company sold 5,555,556 shares directly to the Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc., a registered investment company, at $4.50 per share.  The other 1 million shares were purchased by an affiliate of Herbert A. Allen, a significant stockholder and director of the Company, at $4.84 per share, the market price at the time of the sale. An additional $5.0 million was secured from a March 2005, four-year, term loan financing from Silicon Valley Bank. The exercise of employee stock options provided approximately $3.9 million while approximately $87,000 was provided by the issuance of stock under the employee stock purchase plan offset by the repurchase of shares totaling $225,000.  Financing activities used cash of $23,000 for the six months ended July 31, 2004. Approximately $82,000 was provided by the issuance of stock under the employee stock purchase plan, offset by repurchase of shares totaling $121,000. Approximately $16,000 was provided by the exercise of employee stock options.

At July 31, 2005 the Company’s balance of cash, cash equivalents and short-term investments was $45.0 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for at least the next twelve months. Excluding cash acquired as part of the Combination and other acquisitions and the March 2005 credit facility, the Company has historically been entirely funded by sales of its common stock. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. The Company has previously disclosed that it may elect to seek additional funding for its Web indexing initiative. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

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

The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements:

          The Company has had a history of operating losses and may incur future losses; if the Company is unable to achieve profitability, the Company’s stock price will likely suffer and steps which the Company may take to reduce its expenditures or preserve its existing funds could harm its sales and financial results

The Company believes that its future profitability will depend on its ability to effectively market existing and newly developed software products through a balanced multi-channel distribution network and on its ability to commercially launch its Web indexing initiative. The Company cannot assure that its costs to develop, introduce and promote enhanced or new products will not exceed its expectations, or that these products will generate revenues sufficient to offset these expenses. The Company has operated at a loss for each of the past three fiscal years. For the fiscal years ended January 31, 2005, 2004, and 2003, the Company’s net losses were approximately $19.8 million, $18.1 million, and $29.1 million, respectively. These losses include the Company’s expenditures associated with selling software products and further developing software products during these years. The Company plans to continue to invest in these programs and, accordingly, it cannot assure that its operating losses will not continue in the future. Continued losses could reduce the Company’s liquidity and negatively affect its stock price. As of July 31, 2005, the Company’s balances of cash, cash equivalents and short-term investments were approximately $45.0 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations and available from credit facilities will be sufficient to fund its operations for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, if, at any point, due to continued losses, the Company ceases to have sufficient funds to continue its operations, it would need to decrease its expenditures including those associated with the Web indexing initiative. As a result of any decrease in expenditures, the Company may need to terminate employees, curtail research and development programs and take other steps to reduce the amount of funds it expends in its operations. This could have a negative effect on the Company’s ability to develop product improvements or new products that will achieve market acceptance.  This could in turn, have a negative impact on the Company’s sales and financial results.

          The Company experiences quarterly fluctuations in its operating results, which may adversely affect its stock price

The Company’s quarterly operating results have varied substantially in the past. For example, the Company’s total revenues for the last four quarters were $7.8 million, $5.1 million, $6.3 million, and 6.1 million, respectively, and the price per share of its common stock during those quarters ranged from $2.17 to $8.83. The Company’s quarterly operating results are likely to continue to vary substantially from quarter to quarter in the future, due to a variety of factors including the following:

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

In particular, the Company’s period-to-period operating results have historically been significantly dependent upon the timing of the closing of significant license agreements. Because purchasing the Company’s software products often requires significant capital investment, its customers may defer or decide not to make their purchases.  This means sales can involve long sales cycles of six months or more. The Company derives a significant portion of its revenues from sales to agencies of the U.S. Government, and, therefore, the budget cycle of the U.S. Government impacts the Company’s total revenues. In certain financial quarters, the Company may derive a significant portion of its revenues from a single customer. For example, revenues derived from one customer accounted for approximately 19% of the Company’s total revenues for the first six months of fiscal year 2006.  The Company has historically recorded a significant portion of its total quarterly license revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. The Company expects these revenue patterns to continue. Despite these uncertainties in the Company’s revenue patterns, it bases its operating expenses upon anticipated revenue levels, and the Company incurs these expenses on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company’s business, operating results and financial condition would be materially adversely affected.

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

          The Company derives a significant portion of its revenues from sales to U.S. Government agencies which are subject to budget cuts and, consequently, a change in the size and timing of the Company’s U.S. Government contracts may materially affect the Company’s operating results

For the quarter ended July 31, 2005, total revenues derived from sales to agencies of the U.S. Government were approximately $5.5 million, representing 71% of total revenues.  For the quarter ended July 31, 2004, revenues derived from sales to agencies of the U.S. Government were approximately $2.4 million, or 47% of total revenues. While the U.S. Government has at times increased spending on defense, information systems and homeland security initiatives, some government agencies have realized budget reductions which may adversely impact their purchasing decisions and timing. The Company is actively pursuing several opportunities for business with certain U.S. Government agencies. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on the Company’s future operating results and financial position. There can be no assurance that the Company will complete any of these potential transactions.

          The Company depends on international sales, particularly in the United Kingdom, and any economic downturn, changes in laws, changes in currency exchange rates or political unrest in the United Kingdom or in other countries in which the Company sells its products could have a material adverse effect on the Company’s business

For the quarter ended July 31, 2005, total revenues derived from international sales were approximately $1.6 million, representing approximately 21% of total revenues. For the quarter ended July 31, 2004, revenues derived from international sales were approximately $1.3 million, representing approximately 26% of total revenues. Most of the Company’s international sales are in the United Kingdom. The Company’s international operations have historically exposed it to longer accounts receivable and payment cycles and fluctuations in currency exchange rates. International sales are made mostly from the Company’s U.K. foreign subsidiary and are denominated in British pounds or Euros. As of July 31, 2005, approximately 15% and 6% of the Company’s total consolidated accounts receivable were denominated in British pounds and Euros, respectively. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on the Company’s foreign subsidiary’s sales are charged to the Company’s foreign subsidiary and recorded as intercompany receivables on the books of the Company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company’s foreign subsidiary are translated into U.S. dollars in consolidation. Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

          While the Company believes it will have sufficient funds for its operations for at least the next twelve months, it is possible that the Company will need additional capital during or after that time. The Company may need additional capital in the future, and it may not be available on acceptable terms, or at all, and if the Company does not receive any necessary additional capital, it could harm the Company’s financial condition and future prospects

As of July 31, 2005, the Company’s balances of cash, cash equivalents and short-term investments were approximately $45.0 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations and available from credit facilities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, during or after that time, the Company may need to raise additional funds for the following purposes:

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

          The Company’s stock price may fluctuate which may make it difficult to resell shares of the Company’s stock

The market price of the Company’s common stock has been highly volatile. For example, in the first six months of fiscal year 2006, the market price per share of the Company’s common stock ranged from $3.92 to $8.83. This volatility may adversely affect the price of the Company’s common stock, and its stockholders may not be able to resell their shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility. The Company anticipates that this volatility, which frequently affects the stock of software companies, will continue. Factors that could cause such volatility include:

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

          Allen Holding Inc. and related parties exercise voting control over a significant percentage of the Company, and the Company’s other shareholders may not have an effective say in any matters upon which its shareholders vote

Allen Holding Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties, beneficially owns approximately 49% of the Company’s voting power, and would therefore be able to effectively control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire the Company and elections of directors. Allen Holding, Inc., Mr. Allen and Allen & Company may have interests which are different than the interests of the Company’s other stockholders.

          The Company has not yet been required to perform an assessment of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Company may, during its process, encounter delays in such process or deficiencies with respect to certain internal control practices

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required, beginning with its fiscal year ending January 31, 2006 or, at the latest, January 31, 2007, to include in its annual report management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the Company’s audited financial statements as of the end of its prior fiscal year. Furthermore, the Company’s independent registered public accounting firm will be required to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on its audit. The Company is in the final stages of completing the documentation of its internal controls. Due to the number of controls to be documented and examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, the Company cannot be certain that it will complete its Section 404 compliance work on a timely basis or, if it does, that all of the Company’s internal controls will be considered effective. In addition, the guidelines for the evaluation and attestation of internal control systems have only recently been formalized, and the evaluation and attestation processes are new and untested. Therefore, the Company can give no assurances that its systems will satisfy the new regulatory requirements. If the Company fails to timely complete its Section 404 compliance work, including this assessment, or if the Company’s independent public accounting firm cannot timely attest to the Company’s assessment, the Company could be subject to regulatory sanctions and a loss of public confidence in its internal controls. Also, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or commercial relationships or cause the Company to fail to timely meet its regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of the Company’s stock.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom were approximately 21% of total revenues in the second quarter of fiscal year 2006.  International sales are made predominantly from the Company’s foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars.  As of July 31, 2005, approximately 15% and 6% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively.  The majority of these receivables are due within 90 days of the end of the second fiscal quarter, and all receivables are due within one year.  Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of July 31, 2005, approximately 99% of the Company’s cash and cash equivalents were denominated in U.S. dollars.  The remaining balance of approximately 1% is comprised of British pounds, Euros and Canadian dollars.  Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less.  The Company also has a certificate of deposit for $71,000, which is pledged to collateralize a letter of credit required for a leased facility.  Given the relatively short maturity periods of cash equivalents and short-term investments, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company’s periodic reports are being prepared.  There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Submission of Matters to Vote of Security Holders

The 2005 Annual Meeting of Shareholders was held July 12, 2005. The following individuals were elected to serve as the Board of Directors for terms expiring at the 2006 Annual Meeting:

	Number of Shares Voted

	For	Withheld

Ronald J. Whittier	35,571,551	170,016
Herbert A. Allen	35,555,407	186,160
Herbert A. Allen III	35,560,228	181,339
Patrick C. Condo	35,563,590	177,977
Stephen D. Greenberg	35,561,121	180,446
Eli S. Jacobs	35,659,703	81,864
Donald R. Keough	35,570,251	171,316
William S. Reed	35,571,551	170,016
Carl J. Rickertsen	35,659,703	81,864
Jeffrey White	35,659,424	82,143

Item 5.	Other Information	None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

September 12, 2005	By:	/s/ Patrick C. Condo

Patrick C. Condo
President and Chief Executive Officer (Principal Executive Officer)

September 12, 2005	By:	/s/ John R. Polchin

John R. Polchin
Chief Financial Officer (Principal Financial and Accounting Officer)