Form 10-Q
period 2005-10-31
CONVERA CORP
filed 2005-12-14
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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
Yes  ✓ No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes __ No  ✓

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes __ No  ✓

The number of shares outstanding of the registrant's Class A common stock as December 6, 2005 was 46,801,168

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2005

PART I. FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	October 31, 2005 (Unaudited)	January 31, 2005
Current Assets:
Cash and cash equivalents	$42,521	$17,766
Short term investments	71	71
Accounts receivable, net of allowance for doubtful accounts of $250 and $537, respectively	5,627	6,530
Prepaid expenses and other	2,739	2,390
Total current assets	50,958	26,757

Equipment and leasehold improvements, net of accumulated depreciation of $14,661 and $13,940, respectively	9,978	5,145
Other assets	964	1,551
Capitalized research and development costs	8,081	-
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of $982 and $780, respectively	364	566
Total assets	$72,620	$36,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,150	$1,967
Accrued expenses	2,777	3,529
Accrued bonuses	553	526
Restructuring reserve	-	835
Deferred revenues	3,890	4,288
Total current liabilities	9,370	11,145

Long-term debt	5,000	-

Total liabilities	14,370	11,145

Commitments and Contingencies
Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 47,434,286 and 38,740,215 shares issued, respectively; 46,749,474 and 38,013,807 shares outstanding, respectively	473	387
Treasury stock at cost, 684,812 and 726,408 shares, respectively	(1,582)	(1678)
Additional paid-in capital	1,122,211	1,084,269
Accumulated deficit	(1,061,430)	(1,056,445)
Accumulated other comprehensive loss	(1,422)	(1,384)
Total shareholders' equity	58,250	25,149
Total liabilities and shareholders' equity	$72,620	$36,294

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues:
License	$1,914	$3,043	$9,331	$11,096
Professional services	516	1,274	1,947	2,898
Maintenance	2,082	1,813	6,117	5,373
	4,512	6,130	17,395	19,367

Cost of revenues:
License	$365	$516	$962	$1,643
Professional services	887	1,074	2,529	2,591
Maintenance	254	428	763	1,387
	1,506	2,018	4,254	5,621

Gross margin:	3,006	4,112	13,141	13,746

Operating expenses:
Sales and marketing	1,851	2,931	6,406	12,246
Research and product development	1,248	3,039	4,322	10,311
General and administrative	2,640	2,187	7,796	7,109
Restructuring charges	(1)	518	(57)	518
	5,738	8,675	18,467	30,184

Operating loss	(2,732)	(4,563)	(5,326)	(16,438)

Interest income, net	241	45	341	112

Net loss	$(2,491)	$(4,518)	$(4,985)	$(16,326)
Basic and diluted net loss per common share	$(0.05)	$(0.13)	$(0.12)	$(0.47)
Weighted-average number of common shares outstanding - basic and diluted	46,170,421	35,824,046	41,812,351	34,604,827
Other comprehensive loss:
Net loss	$(2,491)	$(4,518)	$(4,985)	$(16,326)
Foreign currency translation adjustment	110	(385)	(38)	(220)
Comprehensive income (loss)	$(2,381)	$(4,903)	$(5,023)	$(16,546)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended October 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(4,985)	$(16,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,891	1,084
Non-cash Restructuring credit	(57)	-
Provision for doubtful accounts	(305)	119
Amortization of intangible assets	202	202
Equity compensation	1,102	1,049
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	1,092	(1,321)
Prepaid expenses and other assets	208	736
Accounts payable, accrued expenses and accrued bonuses	(498)	(1,047)
Restructuring reserve	(776)	(449)
Deferred revenues	(332)	132
Long-term payables	-	(1,162)
Net cash used in operating activities	(2,458)	(16,983)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(6,733)	(1,495)
Capitalized research and development costs	(8,081)	-
Net cash used in investing activities	(14,814)	(1,495)

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	5,000	-
Proceeds from the private placement of stock, net	28,777	10,300
Proceeds from the issuance (payments for the repurchase) of common stock, net	(100)	136
Proceeds from the exercise of stock options	8,345	397
Net cash provided by financing activities	42,022	10,833
Effect of Exchange Rate Changes on Cash	5	(223)
Net Increase in Cash and Cash Equivalents	24,755	(7,868)
Cash and Cash Equivalents, beginning of period	17,766	30,530
Cash and Cash Equivalents, end of period	$42,521	$22,662

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

As of October 31, 2005, Allen Holding, Inc., together with Allen & Company Incorporated and Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 48% of the voting power of Convera. As of October 31, 2004, Allen & Company beneficially owned more than 50% of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and professional services. The Company’s latest software release, RetrievalWare 8, includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing capabilities. In addition, the Company has embarked on an advanced web indexing development effort focused on applying portions of the Company’s existing core technology to also locate contextually relevant information on the world wide web. This next-generation search technology, named Excalibur, presently contains 4 billion pages of textual web content, approximately 500 million images, 20 million audio components and 5 million videos. The Company has developed the Excalibur search technology in order to add structure to the Web through the use of proprietary taxonomies and ontologies, semantic analysis and deep knowledge resources capable of providing end-users with more relevant search results. The technology also supports complex queries, offers built in video and image search, and provides geo-locational data. The Excalibur offering may be used in concert with the RetrievalWare solution or with a customer’s existing internal application to create an integrated portal offering “blended” results from both Intranet and open-source searches. The Company also completed the build-out of its second hosting facility under its master hosting facility agreement with AT&T. The addition of this second data site now affords prospective customers a fully redundant hosting environment and positioned Excalibur for commercial availability effective November 1, 2005.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; reduced customer demand for the Company’s products and services; continued success in technological advances and development including the Excalibur Web initiative; the delay or deferral of customer software implementations; the potential for U.S. Government agencies from which the Company has historically derived a significant portion of its revenues to be subject to budget cuts; a dependence on international sales; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; the availability of additional capital financing on terms acceptable to the Company, if at all; the present ownership structure of the Company which includes Allen & Company as defined above who beneficially owns approximately 48% of the Company’s voting power, and would therefore be able to effectively control the outcome of matters requiring a stockholder vote; and the Company has not yet been required to perform an assessment of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Company may, during such process, encounter delays or deficiencies with respect to certain internal control practices.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2005. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and nine-month periods ended October 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2006.

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

The effects of changes in foreign currency exchange rates on the Company's financial position are reflected on the Company's balance sheet as a separate component of shareholders' equity under "Accumulated other comprehensive loss." Generally, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, for financial reporting purposes, assets and liabilities of the Company's operations outside the U.S. are translated into U.S. Dollars using the exchange rate in effect as of the balance sheet date. Revenues and expenses for those operations are translated using the average exchange rate for the period.

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

Research and Development Costs

Software development costs are included in research and development and are expensed as incurred for the Company’s software product offering (e.g., RetrievalWare). Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” requires the capitalization of certain software development costs once technological feasibility is established, which for the Company generally occurs upon completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. For the Company’s core software product offering the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its core software product offering. The Company’s emerging Excalibur Web indexing software, was determined to have reached technological feasibility as of January 31, 2005. As a result, the Company began capitalizing software development costs related to the Excalibur initiative during the first quarter of fiscal year 2006 and continued to do so until such time as “commercial availability” was determined. As of November 1, 2005, with the attainment of a 4 billion page Web index and a redundant hosting facility environment, the Company determined that commercial availability for Excalibur was achieved. Based on this assessment, capitalization of software development costs will cease and all previously capitalized Excalibur software development costs will begin to be amortized during the fourth quartet of fiscal 2006 over a yet to be determined period.

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made under the respective plans in the three and nine-month periods ended October 31, 2005 and 2004 consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share for such periods would have been increased to the pro forma amounts indicated below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Net loss, as reported	$(2,491)	$(4,518)	$(4,985)	$(16,326)
Stock-based compensation, as reported	312	368	937	1,049
Total stock-based compensation determined under fair value based method for all awards	(1,403)	(1,616)	(3,760)	(4,875)
Pro forma net loss	$(3,582)	$(5,766)	$(7,808)	$(20,152)

Basic and diluted net loss per common share, as reported	$(0.05)	$(0.13)	$(0.12)	$(0.47)
Basic and diluted net loss per common share, pro forma	$(0.08)	$(0.16)	$(0.19)	$(0.58)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Expected volatility	83%	91%	84%	91%
Risk free interest rates	4.15%	3.93%	3.91%	3.85%
Dividend yield	None	None	None	None
Expected lives	5 Years	5 Years	5 Years	5 Years

The weighted average fair value of stock options granted under the Company’s stock option plans during the three months ended October 31, 2005 and 2004 was $7.35 and $1.63, respectively, and during the nine months ended October 31, 2005 and 2004 were $3.49 and $1.83, respectively..

Compensation expense, net of reversals for terminated employees, recorded by the Company in the accompanying consolidated statements of operations are set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Research and development costs	$55	$193	$330	$581
Sales and marketing costs	-	-	-	(3)
General and administrative costs	257	175	607	471
	$312	$368	$937	$1,049

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections - a replacement of Accounting Opinions Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to changes in accounting principles for prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123(R)"). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The SEC amended the effective dates for this pronouncement for public companies by issuing Release 33-8568. This statement is effective as of the beginning of the first fiscal year that begins after June 15, 2005.

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

The Company is presently analyzing its options related to the adoption of Statement 123(R), which is required to be adopted as of February 1, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the quarters ended October 31, 2005 and 2004.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(2,491)	$(4,518)	$(4,985)	$(16,326)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	46,170,421	35,824,046	41,812,351	34,604,827

Basic and diluted net loss per common share	$(0.05)	$(0.13)	$(0.12)	$(0.47)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Stock options	4,997,302	618,205	3,388,197	649,363
Deferred stock	671,704	47,743	501,219	56,482
	5,669,006	665,948	3,889,416	705,485

(5)  RESTRUCTURINGS

In fiscal year 2002, as a result of the Company’s decision to exit the interactive media services market and in response to the downturn in the economy, the Company adopted several restructuring plans. The Company continued to reduce its workforce in fiscal years 2003 and 2004 and 2005 in an effort to reduce operating costs and increase efficiencies. As of October 31, 2005 all restructuring-related liabilities were fully settled.

(6)  SEGMENT REPORTING

The Company is principally engaged in the design, development, marketing and support of enterprise search, retrieval and categorization solutions. All of the Company’s revenues result from the sale of the Company’s software products and related services for all fiscal years presented. During fiscal year 2005, the Company embarked on an advanced development effort focused on applying portions of its existing core technology to locate contextually relevant information on the World Wide Web (e.g., the Excalibur Web indexing initiative). This initiative, through October 31, 2005, has not yet resulted in a commercially available product. Accordingly, the Company considers itself to have two reportable segments, specifically the license, implementation and support of its core software products business and the Web indexing initiative. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, expenses and relevant balance sheet items for both product segments and by geographic region for purposes of making operating decisions and assessing financial performance.

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three months ended October 31, 2005 and 2004.

	Three Months ended October 31,		Nine Months ended October 31,
	2005	2004	2005	2004
Revenues and expenses
Core Software Products (RetrievalWare)
Revenues:	$4,512	$6,130	$17,395	$19,367
Expenses, excluding depreciation:	(6,395)	(9,354)	(20,486)	(32,290)
Depreciation	(146)	(262)	(485)	(961)
Net operating income (loss)	$(2,029)	$(3,486)	$(3,576)	$(13,884)

Web Indexing (Excalibur)
Revenues:	$-	$-	$-	$-
Expenses, excluding depreciation:	(699)	(997)	(1,739)	(2,431)
Depreciation	(4)	(80)	(11)	(1213)
Net operating loss	$(703)	$(1,077)	$(1,750)	$(2,554)

Reconciliation to consolidated net loss
Net operating loss-both reporting segments	$(2,732)	$(4,563)	$(5,326)	$(16,438)
Other income, net (unallocated)	241	45	341	112
Net loss before income taxes	(2,491)	(4,518)	(4,985)	(16,326)
Net loss	$(2,491)	$(4,518)	$(4,985)	$(16,326)

The following table reconciles each segments total assets to the Company’s consolidated total as of October 31, 2005 and January 31, 2005.

	October 31, 2005	January 31, 2005
Core Software Products (RetrievalWare)
Equipment and leasehold improvements, net of accumulated depreciation	$3,630	$1,353
All other assets	54,227	31,149
Total assets for segment	$57,857	$32,502

Web Indexing (Excalibur)
Equipment and leasehold improvements, net of accumulated depreciation	$6,348	$3,792
Capitalized research and development costs	8,081	-
All other assets	334	-
Total assets for segment	$14,763	$3,792

Consolidated total assets	$72,620	$36,294

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	Three months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Sales to Customers:
United States	$3,430	$4,082	$12,771	$13,378
United Kingdom	974	1,964	3,914	5,299
All Other	108	84	710	690
	$4,512	$6,130	$17,395	$19,367

Major Customers

For the three and nine month periods ended October 31, 2005, revenues derived from sales to agencies of the U.S. Government were approximately $2,096 and $9,265 representing 46% and 53% of total revenues, respectively. For the three and nine month periods ended October 31, 2004, revenues derived from sales to agencies of the U.S. Government were approximately $2,901 and $9,126, representing 47% of total revenues in each period. One customer accounted for approximately 12% of the Company’s total revenues for the three-month period ended October 31, 2005. Another individual customer accounted for approximately 14% of the Company’s total revenues for the nine-month period ended October 31, 2005. One reseller customer accounted for approximately 11% and 20% of the Company’s total revenues for the three and nine-month periods ended October 31, 2004, respectively.

(7) INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2006, the Company expects that it will generate additional NOLs for the remainder of the year. As of October 31, 2005, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to generate sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has continued to provide a full valuation allowance against such deferred tax assets as of October 31, 2005.

(8) LONG-TERM DEBT

On March 23, 2005 the Company secured a $5 million equipment term loan from Silicon Valley Bank, the primary subsidiary of Silicon Valley Bancshares (NASDAQ: SIVB). The four-year, term facility will provide financing for capital purchases including those for its Web indexing initiative. The loan bears interest at 7% per annum and is secured by a first lien on all corporate assets, excluding intellectual property. Monthly payments of interest only are due through March 2006. Thereafter, 36 monthly installments of approximately $155 including principal and interest will be made. A balloon interest payment of $125 is due in March 2009. The note includes certain financial covenants including cash to debt ratios. The agreement also requires the Company to maintain a cash balance with SVB equal to twice the amount of the loan outstanding. During the three and nine-month periods ended October 31, 2005 the Company recorded interest expense of $89 and $217, respectively. The Company is in compliance will all covenants at October 31, 2005.

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

Further, the Company also expects to continue increasing its efforts with regard to its Excalibur Web initiative. This research and development effort is aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the World Wide Web. As of October 31, 2005, this next-generation search technology advanced to contain 4 billion pages of textual web content, approximately 500 million images, 20 million audio components and 5 million videos. The Company also completed the build-out of its second hosting facility under its master hosting facility agreement with AT&T. The addition of this second data site now affords prospective customers a fully redundant hosting environment and positioned Excalibur for commercial availability effective November 1, 2005.

In assessing the commercial sector, the Company is focusing a majority of its efforts on the media, entertainment, publishing and life science sectors for both RetrievalWare® and the Excalibur Web indexing technology. This is to capitalize on the alignment between customer requirements within these sectors seeking both Intranet and Web-based search and categorization technologies. Commercial opportunities outside of these areas will continue to be evaluated but will not be a primary focus going-forward.

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

Historically, the Company’s results of operations have been impacted by general economic downturns and reduced information technology budgets, resulting in a lengthier sales cycle across both the government and commercial sectors. Through a number of restructurings initiated from fiscal years 2002 through 2005, the Company aligned its resources in an effort to ensure it continued to capitalize on markets that have been consistently successful for the Company, including the federal government, and to focus more resources on those areas of the commercial business that present vertical market opportunities. The restructurings, as described in this section and elsewhere in this Form 10-Q and in the Company’s prior filings with the Securities and Exchange Commission, streamlined the professional services, customer support and sales organizations through reductions in headcount to improve the productivity of each of those organizations as well as reduced management personnel and other overhead costs in the marketing, development and administrative organizations within the Company. Management continually assesses historical results as well as future opportunities to determine whether resources are aligned properly. Additional changes may be made to the organization to ensure that the Company continues to focus on achieving profitable operating results and advancing product development initiatives (specifically within the Excalibur Web Indexing segment) which may include ongoing personnel increases. A detailed review of the numerous risks and challenges facing the Company is contained in the Forward Looking Statements section beginning on page 23.

Results of Operations

For the quarter ended October 31, 2005, total revenues were $4.5 million, a decrease of 26% over total revenues of $6.1 million in the same quarter last year. The net loss for the quarter ended October 31, 2005 was $2.5 million, or $0.05 per common share, compared to a net loss of $4.5 million, or $0.13 per common share in the third quarter last year. For the nine months ended October 31, 2005, total revenues were $17.4 million, a decrease of 10% from total revenues of $19.4 million reported for the corresponding period last year. The net loss for the first nine months of the current fiscal year was $5.0 million, or $0.12 per common share, compared to a net loss of $16.3 million, or $0.47 per common share in the same period for the prior fiscal year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and nine-month periods ended October 31, 2005 and 2004, respectively (dollars in thousands).

Components of Revenues and Expenses
					Increase/
	Three Months Ended October 31,				(Decrease)
	2005		2004		%
Revenues:
License	$1,914	42%	$3,043	50%	(37%)
Professional services	516	12%	1,274	21%	(59%)
Maintenance	2,082	46%	1,813	29%	15%
	$4,512	100%	$6,130	100%	(26%)

Cost of revenues:
License	$365	8%	$516	8%	(29%)
Professional services	887	20%	1,074	18%	(17%)
Maintenance	254	6%	428	7%	(41%)
	$1,506	34%	$2,018	33%	(25%)

Gross margin:	$3,006	67%	$4,112	67%	(27%)

Operating expenses:
Sales and marketing	$1,851	41%	$2,931	48%	(37%)
Research and product development	1,248	28%	3,039	50%	(59%)
General and administrative	2,640	59%	2,187	36%	21%
Restructuring charge (recovery)	(1)	0%	518	8%	(100%)
Total operating expenses	$5,738	127%	$8,675	142%	(34%)

Operating loss	$(2,732)		$(4,563)

Interest income, net	241		45

Net loss	$(2,491)		$(4,518)

Components of Revenues and Expenses
					Increase/
	Nine Months Ended October 31,				(Decrease)
	2005		2004		%
Revenues:
License	$9,331	54%	$11,096	57%	(16%)
Professional services	1,947	11%	2,898	15%	(33%)
Maintenance	6,117	35%	5,373	28%	14%
	$17,395	100%	$19,367	100%	(10%)

Cost of revenues:
License	$962	5%	$1,643	8%	(41%)
Professional services	2,529	15%	2,591	13%	(2%)
Maintenance	763	4%	1,387	7%	(45%)
	$4,254	24%	$5,621	28%	(24%)

Gross margin:	$13,141	76%	$13,746	71%	(4%)

Operating expenses:
Sales and marketing	$6,406	27%	$12,246	63%	(48%)
Research and product development	4,322	25%	10,311	53%	(58%)
General and administrative	7,796	45%	7,109	37%	10%
Restructuring charge (recovery)	(57)	0%	518	3%	(111%)
Total operating expenses	$18,467	106%	$30,184	156%	(39%)

Operating loss	$(5,326)		$(16,438)

Interest income, net	341		112

Net loss	$(4,985)		$(16,326)

Revenues

License revenues decreased 37% to $1.9 million for the three months ended October 31, 2005 versus $3.0 million for the three months ended October 31, 2004. The decrease in license revenues is primarily attributed to a decline in international sales which decreased $1.1 million or 72% compared to the third quarter of last year, as a result of two anticipated government sales that did not materialize during the period. Commercial license revenues increased $0.3 million, or 90%, versus the prior year period offset by a $0.4 million decrease in federal license revenues again due to the timing of expected sales to government agencies. License revenues for the nine months ended October 31, 2005 were $9.3 million, a decrease of 16% versus license revenues of $11.1 million reported for the corresponding period last year. International license revenues are down $1.6 million, or 37%, in the first nine months of the current fiscal year compared to the same period last year. Year-to-date commercial license revenues declined 13% while federal revenues increased by 2% compared to the same period last year. In addition to the aforementioned timing of certain anticipated government sales during the quarter, the Company’s decision in 2004 to temper its selling efforts in the commercial sector for its RetrievalWare enterprise solution also contributed to the nine-month decrease in revenues versus the prior year period.

Services revenues, which include amounts generated through software implementation, training, and other professional services, decreased 59% to $ 0.5 million for the three months ended October 31, 2005 versus $1.3 million for the three months ended October 31, 2004. The overall decline in service revenues during the three and nine-month periods ended October 31, 2005 is primarily due to the absence of fixed price contracts in the current fiscal year. Federal and commercial services revenues last fiscal year were positively influenced by two large fixed price service engagements that were not present in the current fiscal year. Federal and commercial service revenues declined 66% and 87%, respectively, in the third quarter of the current fiscal year versus the third quarter last year. Those declines were offset by a $0.1 million increase to international service revenues during the quarter when compared to the third quarter last year. For the nine months ended October 31, 2005, services revenues declined 33% to $1.9 million versus $2.9 million for the same period last year. Commercial and Federal services revenues decreased by 75% and 22%, respectively, versus the prior-year period, while international service revenues increased by $0.1 million, or 48%.

Software maintenance and customer support revenues increased 15% to $2.1 million for the quarter ended October 31, 2005 versus $1.8 million in the same quarter last year. For the nine months ended October 31, 2005, software maintenance and customer support revenues increased 14% to $6.1 million versus $5.4 million in the prior year period. The increase in maintenance revenues for the current fiscal quarter and year-to-date period versus the corresponding prior year periods is due to the Company’s ongoing efforts to renew customer maintenance agreements, with an emphasis on lapsed renewals.

For the three and nine month periods ended October 31, 2005, total revenues derived from sales to agencies of the U.S. federal government were approximately $2.1 million and $9.3 million, representing 46% and 53% of total revenues in each period, respectively. One customer accounted for approximately 12% of the Company’s total revenues for the three-month period ended October 31, 2005. Another individual customer accounted for approximately 14% of the Company’s total revenues for the nine-month period ended October 31, 2005. One reseller customer accounted for approximately 11% and 20% of the Company’s total revenues for the three and nine-month periods ended October 31, 2004, respectively.

Revenues from international operations are generated primarily from software licenses and related support services with various European commercial and government customers. The Company's international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom. International revenues decreased 47% for the three months ended October 31, 2005 to $1.1 million versus $2.0 million in the third quarter of the prior fiscal year. As mentioned above, this decline is primarily attributable to two anticipated government sales that did not materialize during the period. For the nine month period ended October 31, 2005, international revenues decreased 22% to $4.6 million versus $6.0 million in the comparable period last year.

Cost of Revenues

Cost of license revenues decreased 29% to $0.4 million in the current quarter from $0.5 million in the third fiscal quarter of last year. Cost of license revenues as a percentage of license revenues was 19% in the third quarter of the current fiscal year compared to 17% in the third quarter of the prior fiscal year. The decrease in cost of license revenues is primarily attributed to reduced third party royalty obligations during the third fiscal quarter. For the nine months ended October 31, 2005, cost of license revenues decreased 41% to $1.0 million versus $1.6 million in the first nine months of the prior fiscal year. The reduction in third party royalty obligations is also primarily responsible for this year-to-date decline. As a percentage of license revenues, cost of license revenues was 10% and 15% for the nine months ended October 31, 2005 and 2004, respectively.

Cost of services revenues was $0.9 million in the first quarter of the current fiscal year compared to $1.1 million for the three months ended October 31, 2004. Cost of services revenues as a percentage of services revenues was 172% in the current quarter compared to 84% in the comparable prior year quarter. For the first nine months of the current fiscal year, cost of services revenues decreased 2% to $2.5 million versus $2.6 million in the first nine months of the prior year period. As a percentage of services revenues, cost of services revenues were 130% and 89% for the nine months ended October 31, 2005 and 2004, respectively. The increased cost of services revenues as a percentage of services revenues versus the prior year periods is the result of lower services revenues in the current quarter and year-to-date periods due to the aforementioned completion of certain service engagements within the commercial and federal sectors during the prior fiscal year.

Cost of maintenance revenues was $0.3 million for the three months ended October 31, 2005, a decrease of 41% versus $0.4 million for the comparable prior year period. As a percentage of maintenance revenues, cost of maintenance was 12% in the current quarter compared to 24% in the same quarter last year. The decrease in cost of maintenance revenues versus the comparable prior year period is due to reduced personnel-related costs. For the nine months ended October 31, 2005, cost of maintenance revenues was $0.8 million, a decrease of 45% versus $1.4 million for the comparable year-ago period. Cost of maintenance revenues as a percentage of maintenance revenues was 12% in the nine months ended October 31, 2005 compared to 26% for the same period last year. The decrease in cost of maintenance revenues in the as compared to the same period last year is again due to a reduction in personnel-related costs.

Operating expenses

Sales and marketing expenses decreased 37% in the quarter ended October 31, 2005 to $1.9 million versus $2.9 million in the third quarter of last year, representing 41% and 48% of total revenues, respectively. The decrease in sales and marketing expenses are primarily attributable to reduced personnel-related costs and marketing program expenditures. A decline in bad debt expense also contributed to the third quarter decrease. For the first nine months of the current fiscal year, sales and marketing expenses decreased 48% to $6.4 million compared to $12.2 million in the corresponding period last year. Sales and marketing expenses represented 37% of total revenues for the nine months ended October 31, 2005 compared to 63% of total revenues for the nine months ended October 31, 2004. This decrease in sales and marketing expenses is again the result of decreased personnel-related costs and reduced marketing programs expenditures.

Reported research and product development costs decreased 59% to $1.2 million in the current quarter versus $3.0 million for the comparable year-ago period. During the first fiscal quarter of 2006, the Company adopted FAS 86, which governs the practice by which newly developed technology (e.g., software in this case) is accounted for during its development cycle. FAS 86 requires capitalization of software development costs once technological feasibility has been achieved. Convera’s Excalibur Web technology was determined to have reached technological feasibility with the attainment of a one billion-page Web index as announced on January 31, 2005. Based on this achievement, the Company began capitalizing software development costs during the first fiscal quarter of 2006 will continue to do so until such time as the new product becomes commercially available. At the time of commercial availability, capitalization of the Web indexing related research and product development costs will cease and amortization of the capitalized costs will commence over the products estimated useful life, which has not yet been determined. Accordingly, the Company capitalized approximately $3.4 million and $8.1 million in research and product development costs during the three and nine-month periods ended October 31, 2005, respectively. Absent the adoption of FAS 86, research and product development costs would have increased 53% in the current quarter and 20% during the nine-month period ended October 31, 2005 versus the comparable year-ago periods. These increases are a direct result of the increased personnel related costs associated with the Excalibur Web effort. As reported, research and product development costs as a percentage of total revenues were 28% in the current quarter versus 50% in the third quarter of last year. For the nine months ended October 31, 2005, research and development costs as reported decreased 58% to $4.3 million from $10.3 million in the comparable period last year, representing 25% and 53% of total revenues, respectively. These decreases compared to last year for both the three and nine month periods are due solely to the adoption of FAS 86. As of November 1, 2005, the Company determined that commercial availability for Excalibur was achieved. Based on this assessment, capitalization of software development costs will cease and all previously capitalized Excalibur software development costs will begin to be amortized during the fourth quarter of fiscal 2006 over a yet to be determined period

General and administrative expenses increased 21% to $2.6 million in the current quarter versus $2.2 million in the third quarter of last year, representing 59% and 36% of total revenues, respectively. For the nine months ended October 31, 2005, general and administrative expenses increased 10% to $7.8 million versus $7.1 million in the corresponding year-ago period, representing 45% and 37% of total revenues, respectively. The increase in general and administrative expenses is primarily due to increased costs related to the Company’s ongoing Sarbanes-Oxley compliance activities and legal services.

Interest income, net

During the third quarter of the current fiscal year net interest income totaling approximately $241,000 consisted of approximately $330,000 of interest income, offset by interest expense of approximately $89,000. Interest income for the third quarter of the prior fiscal year was approximately $45,000. For the nine months ended October 31, 2005, net interest income totaling approximately $341,000 consisted of approximately $558,000 of interest income, offset by interest expense of approximately $217,000. Interest income for the nine months ended October 31, 2004 was approximately $112,000. The increase in both periods is a result of higher interest rate yields on a higher cash balance, offset by interest payments associated with the debt facility.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at October 31, 2005 as compared to January 31, 2005 is summarized below (in thousands).

	October 31, 2005	January 31, 2005	Change
Cash and cash equivalents	$42,521	$17,766	$24,755
Investments	71	71	-
Total	$42,592	$17,837	$24,755

During the nine months ended October 31, 2005, the Company used cash of $2.5 million to fund operating activities, compared to $17.0 million used in the same period last year. The net loss of $5.0 million was offset by non-cash charges totaling approximately $2.8 million including depreciation of approximately $1.9 million, amortization of developed technology of $0.2 million, and amortization of deferred stock compensation of $1.1 million. Decreases to accounts receivable and prepaid expenses and other assets provided $1.1 million and $0.2 million, respectively. Payments against the restructuring reserve used $0.8 million. Decreases to accounts payable, accrued expenses, accrued bonuses and deferred revenues used an additional $0.8 million. As stated above, during the nine months ended October 31, 2004, $17.0 million was used to fund operating activities. The net loss of $16.3 million was offset by non-cash charges totaling $2.4 million, including depreciation of $1.1 million, amortization of developed technology of $0.2 million and amortization of deferred stock compensation of $1.0 million. Increases to accounts receivable used cash of $1.3 million while increases to prepaid expenses and other assets provided $0.7 million. Decreases to accounts payable, accrued expenses and accrued bonuses used $1.0 million while increases to deferred revenues provided $0.1 million. Decreases to the restructuring reserve and long-term payables used cash of $0.4 million and $1.2 million respectively.

For the nine months ended October 31, 2005, cash flows from investing activities used $14.8 million, of which $8.1 million was related to capitalized software development cost required under FAS 86. The balance of $6.7 million was used for purchases of equipment and leasehold improvements related primarily to the Company’s Excalibur Web initiative. For the quarter ended October 31, 2004, purchases of equipment and leasehold improvements used cash of $1.5 million.

Financing activities provided cash of $42.0 million for the nine months ended October 31, 2005. Approximately $28.8 million of proceeds were received through a July 2005 private placement of 6,555,556 newly-issued shares of common stock to two investors. The Company sold 5,555,556 shares directly to the Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc., a registered investment company, at $4.50 per share. The other 1 million shares were purchased by an affiliate of Herbert A. Allen, a significant stockholder and director of the Company, at $4.84 per share, the market price at the time of the sale. An additional $5.0 million was secured from a March 2005, four-year, term loan financing from Silicon Valley Bank. The exercise of employee stock options provided approximately $8.3 million while approximately $125,000 was provided by the issuance of stock under the employee stock purchase plan offset by the repurchase of shares totaling $225,000. Financing activities provided cash of $10.8 million for the nine months ended October 31, 2004. A private placement of 3,433,333 newly-issued shares of common stock to several investors, including affiliates of Allen & Company Incorporated, a significant shareholder of the Company, and certain directors resulted in proceeds of $10.3 million. Additionally, cash of approximately $257,000 was provided by the issuance of stock under the employee stock purchase plan, offset by repurchase of shares totaling approximately $121,000. Approximately $0.4 million was provided by the exercise of employee stock options.

At October 31, 2005 the Company’s balance of cash, cash equivalents and short-term investments was $42.6 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for at least the next twelve months. Excluding cash acquired as part of the Combination and other acquisitions and the March 2005 credit facility, the Company has historically been entirely funded by sales of its common stock. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. The Company has previously disclosed that it may elect to seek additional funding for its Excalibur Web initiative. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

Forward Looking Statements

Certain written and oral statements made by the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to volume growth, share of sales and earnings per share growth and statements expressing general optimism about future operating results are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could cause the Company's actual results to differ materially from the expected results described in or underlying the Company's forward-looking statements:

The Company has had a history of operating losses and may incur future losses; if the Company is unable to achieve profitability, the Company's stock price will likely suffer and steps which the Company may take to reduce its expenditures or preserve its existing funds could harm its sales and financial results

The Company believes that its future profitability will depend on its ability to effectively market existing and newly developed software products through a balanced multi-channel distribution network and on its ability to successfully market its Web indexing initiative. The Company cannot assure that its costs to develop, introduce and promote enhanced or new products will not exceed its expectations, or that these products will generate revenues sufficient to offset these expenses. The Company has operated at a loss for each of the past three fiscal years. For the fiscal years ended January 31, 2005, 2004, and 2003, the Company's net losses were approximately $19.8 million, $18.1 million, and $29.1 million, respectively. These losses include the Company's expenditures associated with selling software products and further developing software products during these years. The Company plans to continue to invest in these programs and, accordingly, it cannot assure that its operating losses will not continue in the future. Continued losses could reduce the Company's liquidity and negatively affect its stock price. As of October 31, 2005, the Company's balances of cash, cash equivalents and short-term investments were approximately $42.6 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations and available from credit facilities will be sufficient to fund its operations for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, if, at any point, due to continued losses, the Company ceases to have sufficient funds to continue its operations, it would need to decrease its expenditures including those associated with the Web indexing initiative. As a result of any decrease in expenditures, the Company may need to terminate employees, curtail research and development programs and take other steps to reduce the amount of funds it expends in its operations. This could have a negative effect on the Company's ability to develop product improvements or new products that will achieve market acceptance. This could in turn, have a negative impact on the Company's sales and financial results.

The Company experiences quarterly fluctuations in its operating results, which may adversely affect its stock price

The Company's quarterly operating results have varied substantially in the past. For example, the Company's total revenues for the last four quarters were $4.5 million, $7.8 million, $5.1 million and $6.3 million, respectively, and the price per share of its common stock during those quarters ranged from $3.70 to $15.00. The Company's quarterly operating results are likely to continue to vary substantially from quarter to quarter in the future, due to a variety of factors including the following:

•	the downturn in capital spending by customers as a result of general economic conditions;
•	the level of customer demand for the Company’s products and services, including Excalibur, its new Web indexing initiative;

•	the delay or deferral of customer implementations;
•	the budget cycles of the Company's customers;
•	seasonality of individual customer buying patterns;
•	an increase in competition in the software industry;
•	the size and timing of individual transactions;
•	the timing of new software introductions and software enhancements by the Company and its competitors;
•	continued success in technological advances and development including the Web indexing initiative;
•	changes in operating expenses and personnel;
•	changes in accounting principles, such as a requirement that stock options be included in compensation, which would increase the Company's expense and have a negative effect on earnings;
•	the overall trend towards industry consolidation; and
•	changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

In particular, the Company's period-to-period operating results have historically been significantly dependent upon the timing of the closing of significant license agreements. Because purchasing the Company's software products often requires significant capital investment, its customers may defer or decide not to make their purchases. This means sales can involve long sales cycles of six months or more. The Company derives a significant portion of its revenues from sales to agencies of the U.S. Government, and, therefore, the budget cycle of the U.S. Government impacts the Company's total revenues. In certain financial quarters, the Company may derive a significant portion of its revenues from a single customer. For example, revenues derived from one customer accounted for approximately 19% of the Company's total revenues for the first nine months of fiscal year 2006. The Company has historically recorded a significant portion of its total quarterly license revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. The Company expects these revenue patterns to continue. Despite these uncertainties in the Company's revenue patterns, it bases its operating expenses upon anticipated revenue levels, and the Company incurs these expenses on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

In addition, steps which the Company has taken or may take in the future to control operating expenses may hamper its development, sales and marketing efforts and, ultimately, its operating results. For instance, the Company aligned its resources through a number of restructurings during fiscal years 2002 through 2005 to attempt to focus on markets that have been consistently successful for it. These restructurings were intended to streamline the Company's professional services, customer support and sales organizations by reducing the number of its employees, improve the productivity of each of those organizations and reduce management personnel and other overhead costs in its marketing, development and administrative organizations. However, the loss of key personnel in such restructurings and any severance and other costs incurred in such restructurings could negatively affect the Company's quarterly operating results and adversely affect its stock price.

The Company derives a significant portion of its revenues from sales to U.S. Government agencies which are subject to budget cuts and, consequently, a change in the size and timing of the Company's U.S. Government contracts may materially affect the Company's operating results

For the quarter ended October 31, 2005, total revenues derived from sales to agencies of the U.S. Government were approximately $2.1 million, representing 46% of total revenues. For the quarter ended October 31, 2004, revenues derived from sales to agencies of the U.S. Government were approximately $2.9 million, or 47% of total revenues. While the U.S. Government has at times increased spending on defense, information systems and homeland security initiatives, some government agencies have realized budget reductions which may adversely impact their purchasing decisions and timing. The Company is actively pursuing several opportunities for business with certain U.S. Government agencies. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on the Company's future operating results and financial position. There can be no assurance that the Company will complete any of these potential transactions.

The Company depends on international sales, particularly in the United Kingdom, and any economic downturn, changes in laws, changes in currency exchange rates or political unrest in the United Kingdom or in other countries in which the Company sells its products could have a material adverse effect on the Company's business

For the quarter ended October 31, 2005, total revenues derived from international sales were approximately $1.1 million, representing approximately 24% of total revenues. For the quarter ended October 31, 2004, revenues derived from international sales were approximately $2.0 million, representing approximately 34% of total revenues. Most of the Company's international sales are in the United Kingdom. The Company's international operations have historically exposed it to longer accounts receivable and payment cycles and fluctuations in currency exchange rates. International sales are made mostly from the Company's U.K. foreign subsidiary and are denominated in British pounds or Euros. As of October 31, 2005, approximately 9% and 8% of the Company's total consolidated accounts receivable were denominated in British pounds and Euros, respectively. Additionally, the Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on the Company's foreign subsidiary’s sales are charged to the Company's foreign subsidiary and recorded as intercompany receivables on the books of the Company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company's foreign subsidiary are translated into U.S. dollars in consolidation. Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

The Company's international operations expose it to a variety of other risks that could seriously impede its financial condition and growth. These risks include the following:

•	potentially adverse tax consequences;
•	difficulties in complying with regulatory requirements and standards;
•	trade restrictions and changes in tariffs;
•	import and export license requirements and restrictions; and
•	uncertainty of the effective protection of the Company's intellectual property rights in certain foreign countries.

If any of these risks described above materialize, the Company's international sales could decrease and its foreign operations could suffer.

The Company is in an extremely competitive market, and if it fails to compete effectively or respond to rapid technological change, the Company's revenues and market share will be adversely affected

The Company's business environment and the software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company's competitors include many companies that are larger and more established and have substantially more resources than the Company. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets which the Company serves. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

The Company designs its products to work with certain systems and changes to these systems may render its products incompatible with these systems, and the Company may be unable to sell its products

The Company's ability to sell its products depends on the compatibility of its products with other software and hardware products. These products may change or new products may appear that are incompatible with the Company's products. If the Company fails to adapt its products to remain compatible with other vendors' software and hardware products or fails to adapt its products as quickly as its competitors, the Company may be unable to sell its products.

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

•	pending patent applications may not be issued;
•	intellectual property laws may not protect the Company's intellectual property rights;
•	third parties may challenge, invalidate, or circumvent any patent issued to the Company;
•	rights granted under patents issued to the Company may not provide competitive advantages to it;
•	unauthorized parties may attempt to obtain and use information that the Company regards as proprietary despite the Company's efforts to protect its proprietary rights;
•	others may independently develop similar technology or design around any patents issued to the Company; and
•	effective protection of intellectual property rights may be limited or unavailable in some foreign countries in which the Company operates.

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

While the Company believes it will have sufficient funds for its operations for at least the next twelve months, it is possible that the Company will need additional capital during or after that time. The Company may need additional capital in the future, and it may not be available on acceptable terms, or at all, and if the Company does not receive any necessary additional capital, it could harm the Company's financial condition and future prospects

As of October 31, 2005, the Company's balances of cash, cash equivalents and short-term investments were approximately $42.6 million. The Company believes its current balance of cash, cash equivalents and short-term investments, combined with any funds generated from its operations and available from credit facilities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months based upon its estimates of funds required to operate its business during such period. However, during or after that time, the Company may need to raise additional funds for the following purposes:

•	fund the Company's operations, including sales, marketing and research and development programs including the Web initiative;
•	fund any growth the Company experiences;
•
enhance and/or expand the range of products and services the Company offers; for example, the Company may upgrade its existing products or develop new products, including products capable of searching and/or indexing the Web, and the Company may expand its training and other professional services for its products;

•	increase the Company's promotional and marketing activities; or
•	respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities.

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

The Company's stock price may fluctuate which may make it difficult to resell shares of the Company's stock

The market price of the Company's common stock has been highly volatile. For example, in the first nine months of fiscal year 2006, the market price per share of the Company's common stock ranged from $3.92 to $15.00. This volatility may adversely affect the price of the Company's common stock, and its stockholders may not be able to resell their shares of common stock following periods of volatility because of the market's adverse reaction to this volatility. The Company anticipates that this volatility, which frequently affects the stock of software companies, will continue. Factors that could cause such volatility include:

•	future announcements concerning the Company or its competitors;
•	quarterly variations in the Company's operating results;
•	actual or anticipated announcements of technical innovations or new product developments by the Company or its competitors;
•	general conditions in the Company's industry;
•	developments concerning litigation; and
•	worldwide economic and financial conditions.

On occasion, the equity markets, and in particular the markets for software companies, have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies' securities and maybe unrelated to the companies' operating performance.

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

Allen Holding Inc. and related parties exercise voting control over a significant percentage of the Company, and the Company's other shareholders may not have an effective say in any matters upon which its shareholders vote

Allen Holding Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties, beneficially owns approximately 48% of the Company's voting power, and would therefore be able to effectively control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire the Company and elections of directors. Allen Holding, Inc., Mr. Allen and Allen & Company may have interests which are different than the interests of the Company's other stockholders.

The Company has not yet been required to perform an assessment of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Company may, during its process, encounter delays in such process or deficiencies with respect to certain internal control practices

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required, beginning with its fiscal year ending January 31, 2006 or, at the latest, January 31, 2007, to include in its annual report management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the Company’s audited financial statements as of the end of its prior fiscal year. Furthermore, the Company’s independent registered public accounting firm will be required to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on its audit. The Company is in the final stages of completing the documentation of its internal controls. Due to the number of controls to be documented and examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, the Company cannot be certain that it will complete its Section 404 compliance work on a timely basis or, if it does, that all of the Company's internal controls will be considered effective. In addition, the guidelines for the evaluation and attestation of internal control systems have only recently been formalized, and the evaluation and attestation processes are new and untested. Therefore, the Company can give no assurances that its systems will satisfy the new regulatory requirements. If the Company fails to timely complete its Section 404 compliance work, including this assessment, or if the Company’s independent public accounting firm cannot timely attest to the Company's assessment, the Company could be subject to regulatory sanctions and a loss of public confidence in its internal controls. Also, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or commercial relationships or cause the Company to fail to timely meet its regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of the Company’s stock.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary located in the United Kingdom were approximately 24% of total revenues in the third quarter of fiscal year 2006. International sales are made predominantly from the Company's foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of October 31, 2005, approximately 9% and 8% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of the second fiscal quarter, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of October 31, 2005, over 99% of the Company’s cash and cash equivalents were denominated in U.S. dollars. The remaining balance of is comprised of British pounds, Euros and Canadian dollars. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company also has a certificate of deposit for $71,000, which is pledged to collateralize a letter of credit required for a leased facility. Given the relatively short maturity periods of cash equivalents and short-term investments, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CONVERA CORPORATION

December 13, 2005	By: /s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

December 13, 2005	By: /s/ John R. Polchin
John R. Polchin
Chief Financial Officer
(Principal Financial and Accounting Officer)