Form 10-K
period 2006-01-31
CONVERA CORP
filed 2006-03-31
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes     No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes  ✓  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer       Accelerated Filer ✓    Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No ✓

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2005 (based on the closing sales price as reported on the NASDAQ National Market System) was $201,536,203.

The number of shares outstanding of the registrant's Class A common stock as of March 22, 2006 was 52,269,750.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

The Index to Exhibits begins on Page 36

CONVERA CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the expectations, beliefs, intentions or strategies regarding the future of Convera Corporation (“Convera” or the “Company.”) Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to the Company's future expectations, performance, plans, and prospects, as well as assumptions about future events. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties discussed under the heading “Risk Factors” below. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of such factors, including those set forth in this report.

Overview

Convera designs, develops, markets, implements and supports search and categorization software solutions that enable a broad range of mission critical applications within government agencies and commercial enterprises. These applications include knowledge management, enterprise portals, intelligence gathering and analysis, safety and national security, law enforcement, research and discovery, regulatory compliance and customer service. Convera believes its enterprise solution, RetrievalWare, offer customers the ability to manage vast stores of unstructured information by providing highly scalable, fast, accurate and secure search capabilities across more than 200 forms of text, video, image and audio information, in more than 45 languages. Convera also offers professional services for its software solutions to ensure Convera products integrate seamlessly into customer environments. Training, consulting and maintenance services are also provided to facilitate optimal use of its technologies.

Convera maintains a portfolio of patented and proprietary technologies. Its core technologies include: advanced computational linguistics and semantic networking that leverage lexical knowledge using built-in knowledge bases to search not only for specific word meanings, but also for related terms and concepts; Adaptive Pattern Recognition Processing (“APRP”) that identifies patterns in digital data, providing the capability to build content-based analysis and retrieval applications for any type of digital information; and intelligent real-time video analysis that detects scene changes as they occur. The Company’s most recent software release, RetrievalWare 8, includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing capabilities. In addition, the Company has embarked on an advanced Web indexing development effort focused on applying portions of the Company’s existing core technology to also locate contextually relevant information on the World Wide Web (the “Web”). This next-generation search technology, called Excalibur, achieved its initial development milestone in October 2004 by creating an “Alpha” stage, search platform for open-source Web content. On November 1, 2005 the Company announced that the Excalibur Web offering was commercially available as the technology had advanced to then contain more than 4 billion documents in the index and a redundant hosting environment was established with AT&T.

As of January 31, 2006 and 2005, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 47% and more than 50% of the voting power of Convera, and would therefore in each instance be able to effectively control the outcome of matters requiring a stockholder vote. RetrievalWare and Screening Room are registered trademarks of Convera Corporation or its subsidiaries in the United States and other countries.

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

Business Strategy

The Company licenses its software products directly to government agencies and commercial enterprises throughout North America, Europe and other parts of the world. The Company also distributes its software products through license agreements with systems integrators, Original Equipment Manufacturers (“OEMs”), value-added resellers, and other strategic partners. The Company’s technology may also be customized to meet the specific needs of its customers. Further, the Company continues to focus a substantial amount of resources on further penetration of the national security, defense, law enforcement and intelligence gathering community with the United States and its allies, while limiting its selling and marketing efforts to commercial customers for the RetrievalWare enterprise application. The Company has also increased its efforts with regard to its Excalibur Web offering. Convera has begun focusing much of its selling and marketing resources on establishing distribution channels for Excalibur. The Company is again targeting the government marketplace, as well as the media and publishing sectors for Excalibur at this time. This strategy is expected to capitalize on customer requirements within these market segments seeking both Intranet and Web-based search and categorization technologies to manage the vast amounts of content within their environments. The Company may elect to seek additional and/or alternative market segments for the Excalibur offering over the coming quarters.

Convera continues to conduct international sales activities through Convera Technologies International, Limited (“CTIL”), its wholly owned subsidiary in the United Kingdom.

Convera Products

Products

Convera develops, markets, licenses, services and supports its enterprise software product RetrievalWare, which offers customers mission-critical search and categorization solutions powering a broad range of applications including enterprise portals, knowledge management, intelligence gathering, profiling, corporate policy compliance, regulatory compliance, and customer service. These applications are utilized within corporate intranets, Internet e-commerce, online publishing and OEM market segments.

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

Screening Room consists of four components: Screening Room Capture, Screening Room Metadata Edit, Screening Room Explorer and Screening Room Video Asset Server. Screening Room Capture ingests, analyzes and storyboards analog or digital video assets, including live feeds. It also extracts, indexes and searches associated metadata such as captured text (both closed-caption text and spoken audio content converted to text), keyframe images of significant scenes and annotations. Screening Room Metadata Edit enables users to browse, search, edit and annotate storyboards. In addition, users can select and compile clips from multiple video assets to create new derivative works, export files and metadata in industry-standard XML format or output rough-cut edit segments to Edit Decision Lists (“EDLs”) for import into high-end offline editing systems. Screening Room Explorer allows user access to catalogs of video assets through any standard Web browser. The Video Asset Server indexes and stores captured video assets for instantaneous browsing, or search and retrieval via RetrievalWare.

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

Excalibur Web Offering

During fiscal year 2005, the Company initiated a research and development project aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the World Wide Web. This next-generation search technology achieved its initial development milestone in October 2004 by creating an “Alpha” stage search platform for open-source or Web-based content. As of February 1, 2005 the Company’s efforts advanced to “Beta” stage as the technology contained more than 1 billion documents in the index. On November 1, 2005 the Company announced that the Excalibur Web offering was commercially available as the technology had advanced to then contain more than 4 billion documents in the index and a redundant hosting environment was established with AT&T.

The Excalibur Web offering has been developed to add structure to the Web through the use of proprietary taxonomies and ontologies, semantic analysis and deep knowledge resources capable of providing end-users with more relevant search results. The technology also supports complex queries, offers built in video and image search, and provides geo-locational data. Excalibur may be used in concert with RetrievalWare, Convera’s enterprise search solution, or with an organization’s existing internal applications to create an integrated portal offering “blended” results from both Intranet and Web-based searches.

The Excalibur Web offering utilizes advanced semantic analysis in combination with broad and deep knowledge resources to better understand the meaning of Web content as well as the user query. It has incorporated a large set of commercially recognized taxonomies in addition to privately compiled taxonomies and thesauri to create a large and very granular Web index. These two core design features enable Excalibur to draw dynamic connections between topically or contextually related content resulting in a better understanding of the nature of the query along with the relevancy of the content.

The Excalibur Web Search platform offers blended results - incorporating information from the web at large, as well as from multiple proprietary sources - enabling content providers and web portals to readily consolidate relevant content and information. End users are presented with relevant search results in a comprehensive, consolidated manner, regardless of the repository source. Search results may be further personalized in the form of “profiles” in which users can choose and save the particular elements they would like to use in a particular search or situation. The profiles can be triggered to create an “event” or send an “alert” when new or relevant information is received. All results can be presented to the user through an integrated, intuitive and dynamic page layout that is designed, controlled and branded by the website or portal owner.

Convera owns and operates the Excalibur Web offering infrastructure as either a hosted search service deployed at one or more Tier 1 co-location facilities, or under a software licensing model. The Excalibur Web search service is expected to be delivered through partnerships with Web sites, Web portals and other customer relationships in which high quality, advanced Web search is a priority. Excalibur Web search is offered as an unbranded search capability offering site owners' greater control over viewers and Web “stickiness”, along with the opportunity to develop, deliver and control their own content and advertising channels.

Excalibur is planned to provide a multi-lingual Web index of over 4 billion pages. Layered on top of this index are additional knowledge resources, described below, which enable Excalibur to dynamically identify connections between topically and contextually related content. Excalibur delivers search results that are vertical, personal and focused.

Knowledge Resources

Taxonomies - Excalibur uses a collective taxonomic resource of more than 5 million categories (or taxonomic nodes) covering commercial, technical and social realms of both vertical and general interest. This taxonomic knowledge base comprises much publicly available as well as privately compiled taxonomy augmented by the Company’s years of information retrieval and knowledge management expertise involving thousands of large-scale search projects worldwide. All of these taxonomic resources are used to index the Web providing data organization and precision of response.

Entities - Excalibur identifies and extracts entities (people, places, things) using large-scale, proprietary resources of known entities in addition to dynamic entity detection rules that identify and extract likely entities. For example, Excalibur recognizes that “George Bush” is the 43rd President of the United States and not just a proper noun, two adjacent terms, or a shrub that might be named George. The Company believes that the breadth, depth and sophistication of Excalibur’s entity recognition are some of the factors driving improved accuracy and relevance of results.

Ontologies - An ontology provides a powerful semantic model that logically groups and represents related information. Excalibur employs ontologic representations to define connections between topically related content and then to dynamically present relevant content in the context most closely related to a user’s search. An entertainment focused ontology would understand that celebrities have biographical information, official web sites, discographies, gossip, awards, events and so on. A sports oriented ontology would understand that a given sport has teams, rosters, game schedules, news, gossip, fantasy teams, scores and results, and so. For each case, the ontology helps to define the various types of information that would interest a user on a given subject.

Facets - Excalibur utilizes hundreds of pre-defined facets to identify relevant aspects of different subject areas or ontological groupings that are likely to be of interest to a broad cross section of users. For example, facets chosen to define the context for a music celebrity might include: news, controversy (or scandal), books, CDs, DVDs, biography, film clips and so on. Alternatively, facets defining a context for a politician might include: news, poll results, blogs, events and biographical information. Facets are linked through one or more ontologies and are triggered when conceptually related results are found in response to a Web search. Facets may be dynamically personalized to create a specific user profile or customized to search for a particularly focused and comprehensive set of results.

Verticalization - Excalibur results are vertically oriented, allowing users to achieve a very focused yet comprehensive search result. For example, a search for thyroid disease should return results that include information about diagnosis, research, experts, news and so on. Thyroid disease should also be understood as an “endocrine disease” with many related terms and concepts, both more general and more specific. This breadth of information can only be represented through the incorporation of large-scale vertically oriented taxonomies. By employing deep taxonomic analysis, Excalibur understands scientific and technical subject matter at a level of granularity and specificity that is unique when compared to existing Web-scale analysis.

Personalization - Excalibur strives to solve the enormous and complex task of consolidating billions of pages of Web content and independent information sources to find and present the most relevant results in a compelling and personalized manner. It does this by understanding what is actually intended by the query and returning not just the most relevant list of results, but also information originated by related facets. Presenting information in this way provides the user with a broader, but better focused view of information that is more informative and easier to digest. Because these facets can be individually selected, mixed and matched for a specific search, web masters or end users can create highly personalized profiles and alert mechanisms at will. The profiles can be easily defined through the Excalibur GUI (graphical user interface) or its web services interface. In this way, users can define and update the profiles most useful to them. They can also define the timing and sequence of alerting mechanisms that will keep them abreast of events and news most relevant to them. Excalibur’s ontology and faceting mechanism can be exposed through personalization tools that allow personalization and customization at various levels. For example, if a user wanted a specific profile to find information related to vacationing and dining in New York, they could select relevant facets for Reviews, Opinions, Events, FAQ’s and associate these with a stored search for “restaurants” in “New York, NY”. Running this profile or setting an alert would allow the user to locate the latest information regarding dining out in New York, including content from the Web as well as any number of related third  party content sources.

Authority - One of Excalibur’s features is its use of content analysis and authority determination mechanisms. This analysis attempts to comprehend the editorial quality of content and its embedded meaning in a manner that is more insightful and less subject to manipulation that existing ranking methods. These ranking mechanisms eliminate low-value or low-quality content and return content with the highest possible quality regardless of its popularity or obscurity. Multiple elements including source, author, genre, density and specificity are collectively weighed to determine authority and value.

Blending - Excalibur’s blending mechanism is supported through direct and indirect access to non-Web and proprietary content sources, including valued third party content channels, content partners and advertisers. This is useful to organizations that wish to combine search results from the general Internet along with information residing within specific controlled datasets or datasets they license from content producers and aggregators. Leveraging these sources in a process that is transparent to the user, Excalibur can return “blended” results, enabling content providers or users to comb for the best, most relevant information using the terms and contexts most familiar to them. At the same time, Excalibur safeguards “protected” data by building in a number of tunable access restrictions, insuring that only designated users or websites can search these data repositories and that the data will not be readily distributed across the worldwide web.

Multi-Lingual - The same set of knowledge resources and language processing capabilities that power Excalibur search over English language content, is planned to be extended and optimized to other languages including Spanish, French, German, Dutch, Portuguese, Chinese, Japanese, Korean and so on. This is facilitated through a large-scale translation operation that translates concepts and terminology into their cross-lingual equivalents. This means that the millions of categories and related semantic resources applied to understanding content in one language are reproduced and consistently applied to understanding the content of other languages - uniformly and reliably delivering authoritative results across multiple languages.

Localization - Excalibur Web search enables global localization services. It uses a large set of consolidated geographical and geospatial resources totaling more than five million unique data points. These resources are used during indexing and results generation to correlate content with locations worldwide. Geographic reference data might include: country, city, population, place names, longitude, latitude, ZIP codes (where applicable), and so on. Collectively, these resources allow Excalibur to provide results localization with enhanced granularity.

Multimedia Search - Excalibur incorporates multimedia search of images and video. Convera’s “Screening Room” functionality facilitates this full-scale video indexing and search capability. Screening Room ingests video to create a storyboard of key frames and associated metadata including time/date/source along with cctext. Screening Room also incorporates manually created metadata - such as clip notes or frame notes. Excalibur’s multimedia image crawler also identifies images and associated descriptive information (meta data) to enable highly relevant search results across various media types available on the Web. This capability insures that Excalibur can retrieve and display relevant information from news or video archives, as well as other multimedia repositories.

Mining On-Demand - Excalibur optionally provides a set of mining and analysis tools designed to provide greater insight and perspective over the search processes. This set of tools enable users to dynamically classify content into various views according to their own unique requirements. The tools provide timeline analysis, storyboarding, clustering, and itinerary generation tools to connect information, people and events across time and space.

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

Marketing and Distribution

The Company’s sales and marketing strategy focuses on the licensing of Convera products to customers both through a direct sales force and through distribution partners and OEMs. Members of the North American direct sales team are primarily located throughout the United States, and the majority of the international direct sales team is located in the United Kingdom. Distribution throughout the Europe, Middle East, Africa and Asia Pacific regions is also covered by a network of reseller partners. The Company typically licenses its RetrievalWare products to end-users as either an enterprise-wide or work-group level solution. The Excalibur Web offering may be sold as a hosted service in addition to the license model.

The Company generally has three license types: OEM, reseller and end-user. Each of these license types generally includes the same standard terms regarding such things as confidentiality, infringement, indemnification and limitations of liability. OEM licenses generally stipulate royalties due to the Company based on the sale of the OEM customer’s product incorporating the Company’s technology. OEM contracts generally require the customer to pay some of the royalties in advance of the sale of their integrated product. Reseller licenses generally include a predetermined discount or margin that the reseller is required to pay the Company based on their sales of the Company’s products to their customers. Reseller agreements are occasionally structured to include minimum amounts due from the resellers in advance of their sales to end user customers. This is generally in consideration for some type of exclusivity arrangement in a particular territory. Generally, arrangements with OEM customers and resellers are structured as term licenses ranging from two to five years. This provides future revenue opportunities to the Company through term renewals. End-user license agreements are generally structured as perpetual software licenses for a specific number of users and/or for use on a specific number of servers. Payment terms generally tend to be shorter on end user perpetual licenses compared to those of OEM licenses. Hosted service arrangements, specifically for the Excalibur Web offering, will utilize similar standard terms as noted above regarding such things as confidentiality, infringement, indemnification and limitations of liability and theses contracts are also expected to be primarily structured based on a combination of usage and/or documents thresholds.

Convera focuses its sales and marketing efforts on enterprises that have large, rapidly changing content collections in diverse formats and have large numbers of knowledge workers. In that regard, the Company concentrates a significant amount of sales and marketing resources on vertical markets such as government agencies and media & publishing concerns. In addition, the Company has begun to adopt a direct selling model with respect to its Excalibur Web offering while also exploring the prospect of strategic partners or resellers who may provide increased distribution, access to incremental human resources and possible hosting facility alternatives.

Marketing efforts focus on building brand awareness and establishing demand for the Company’s products and include public relations, trade show participation, electronic marketing campaigns, and advertising and telemarketing/lead management activities. The Company’s web site, www.convera.com, is an integral part of its marketing and sales efforts, but information on the Company's Web site is not a part of this Form 10-K. Through the web site, prospective customers can learn about Convera’s suite of products and services and view online demonstrations. Existing customers can enroll in training courses and access password-protected areas for technical and other customer support.

Product Development and Advanced Research

The Company’s research and development program focuses on enhancing and expanding the capabilities of its products and services to address emerging markets and customer requirements. Over time and as the technology evolves, RetrievalWare is expected to remain the basic building block of a modular suite of products as previously described for enterprise customers over the near-term. In addition to providing seamless access to both structured and unstructured data in the enterprise, this modular approach simplifies system administration for the customer and makes it easier for Convera to update existing features and add new components such as support for new data types and taxonomies for specific vertical markets. The Excalibur Web offering is an open-source search technology, capable of searching and indexing Web-based content, however, it may also evolve to offer certain internal search and categorization features similar to that of RetrievalWare.

Certain elements of the Company’s software products are supplied to the Company by other independent software vendors under license agreements with varying terms. Pursuant to these agreements, the Company makes periodic royalty payments generally based on either actual or anticipated revenues or units. The technologies acquired by the Company in this manner include word processing filters, optical character recognition engines, dictionaries, language analyzers, spider and thesauri in electronic form, image and audio processing, and face and speech recognition technologies.

Protection of Proprietary Technology

The Company regards its software as proprietary and relies primarily on a combination of patents, copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, software distribution protection agreements and other intellectual property protection methods to safeguard its technology and software products. The Company holds one patent related to its current business strategy. This patent, which concerns multimedia document retrieval, expires on August 24, 2018. The Company owns several other patents and patent applications unrelated to its current business strategy.  The Company is actively engaged in seeking additional patents specifically related to its Excalibur Web offering. The Company has undertaken to protect all significant marks used to identify the Company's core software products and related services. The Company owns U.S. trademark registrations or pending applications for its material trademarks, including CONVERA, RETRIEVALWARE, SCREENING ROOM and EXCALIBUR.  Renewals are due at various dates between July 2008 and August 2013. In addition, the Company owns numerous foreign applications and registrations for its material trademarks.

Competition

Competition in the information technology industry in general and the software development industry in particular, is intense. Convera competes primarily in the search and categorization software market which all Convera products and services address. Within this market, there are current and potential competitors who are larger and more established than Convera and have significantly greater financial, technical, marketing and other resources.

Convera considers its principal competitive advantages to be an environment that: (1) is scalable due to the distributed-processing architecture, (2) provides more accurate results due to the semantic network and APRP technologies, (3) provides more comprehensive results due to its ability to manage and retrieve information in multiple languages and in rich media file formats and (4) offers the ability to provide “blended” search results involving data derived from an organization’s internal data repositories with open source or Web-based content through the use of the Company’s Excalibur Web offering.

There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not materially affect the Company’s operating results and financial condition in an adverse manner.

Government Regulation

The Company’s activities currently are subject to no particular regulation by governmental agencies other than those routinely imposed on corporate businesses and no such regulation is now anticipated.

Segment Information

At the conclusion of fiscal 2005, the Company determined that it had two reportable segments. Management viewed the core software products business (e.g., RetrievalWare) separately from its Excalibur Web offering. Substantially all of the Company’s revenues for fiscal 2006 were derived from third party customers from within the core software products business. For fiscal year 2006, revenues earned from the Excalibur Web offering totaled approximately $20,000.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $11.3 million, $11.6 million and $15.2 million, respectively, in the fiscal years ended January 31, 2006, 2005 and 2004. These revenues, expressed as a percentage of total revenues for the aforementioned fiscal years, were approximately 54%, 45% and 52%, respectively.

Financial information is located in the consolidated financial statements beginning on page F-4. Additional information related to segment reporting can be found in Note 13 to the consolidated financial statements contained herein.

Employees

The Company had 179 employees at January 31, 2006, of whom 89 were in research and development; 30 in sales and marketing; 27 in finance and administration, 18 in technical support, professional services and training and 15 in web hosting operations. The employees are not covered by collective bargaining agreements, and the management of the Company considers relations with employees to be good. Competition for qualified personnel within the Company’s industry is intense. There can be no assurance that the Company will be able to continue to attract, hire or retain qualified personnel, and the inability to do so could have a material adverse effect upon the Company’s operating results and financial condition.

Item 1A.  Risk Factors

An investment in our common stock involves substantial risks and uncertainties and our actual results and future trends may differ materially from our past performance due to a variety of factors, including, without limitation, the risk factors identified below. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. In that event, the trading price of our common stock could decline, and our stockholders may lose part or all of their investment in our common stock. The discussion below and elsewhere in this report also includes forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements as a result of the risks discussed below.

We have had a history of operating losses and will likely incur future losses; if our losses continue and we are unable to achieve profitability, our stock price will likely suffer.

We have operated at a loss for each of the past three fiscal years. For the fiscal years ended January 31, 2006, 2005, and 2004, our net losses were approximately $14.3 million, $19.8 million, and $18.1 million, respectively. These losses include expenditures associated with selling software products, further developing software products during these years and developing our Excalibur Web offering. We expect that our losses will continue for the foreseeable future as we continue to invest in Excalibur and these other programs and, accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future. Our failure to achieve and sustain our profitability will negatively impact the market price of our common stock.

Our ability to achieve profitability is highly dependent on our Excalibur Web offering and if Excalibur fails to achieve market acceptance we will be unable to grow our business and achieve profitability.

We have expended significant financial resources, as well as management attention, on Excalibur and expect that our expenditures on Excalibur will continue to be significant. We believe that our future profitability will depend on our ability to successfully market, and achieve market acceptance for, Excalibur, our Web offering. The degree of market acceptance of Excalibur will depend upon a number of factors, including:

•	the advantages of Excalibur over competing products;

•	our ability to innovate and develop new features for Excalibur;

•	customer needs for search products;

•	the price and cost-effectiveness of Excalibur; and

•	the strength of sales, marketing and distribution support.

We are aware of a significant number of competing well-established search products offered by companies with significantly greater financial and marketing resources than us. Even if Excalibur achieves market acceptance, we may not be able to maintain that market acceptance over time if competing products are introduced that are viewed as more effective or are more favorably received than Excalibur. If Excalibur does not achieve and maintain market acceptance, we will not be able to generate sufficient revenue to attain profitability.

While we believe we will have sufficient funds for our operations for at least the next twelve months, it is possible that we will need additional capital during or after that time. We may need additional capital in the future, and it may not be available on acceptable terms, or at all, and if we do not receive any necessary additional capital, it could harm our financial condition and future prospects.

As of March 15, 2006, our balances of cash, cash equivalents and short-term investments were approximately $65.4 million. We believe our current balance of cash, cash equivalents and short-term investments, combined with any funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months based upon our estimates of funds required to operate our business during such period. However, during or after that time, we may need to raise additional funds for the following purposes:

•	to fund our operations, including sales, marketing and research and development programs including the Excalibur Web offering;
•	to fund any growth we may experience;
•	to enhance and/or expand the range of products and services we offer;
•	to increase our promotional and marketing activities; or
•	to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities.

We cannot reassure our investors that if we need additional capital that it will be available, and if so, on terms beneficial to us. Historically, we have obtained external financing primarily from sales of our common stock. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. If we are unable to obtain additional capital, we may then attempt to preserve our available resources by various methods including deferring the creation or satisfaction of commitments, reducing expenditures on our research and development programs or otherwise scaling back our operations. If we were unable to raise such additional capital or defer certain costs as described above, that inability would have an adverse effect on our financial position, results of operations and prospects.

We experience quarterly fluctuations in our operating results, which may adversely affect our stock price.

Our quarterly operating results have varied substantially in the past. For example, our total revenues for the four quarters of fiscal year 2006 were $5.1 million, $7.8 million, $4.5 million and $3.6 million respectively, and the price per share of our common stock during those quarters ranged from $3.92 to $20.20. Our quarterly operating results are likely to continue to vary substantially from quarter to quarter in the future, due to a variety of factors including the following:

•	the ability of Excalibur, our new Web offering to achieve market acceptance;
•	the downturn in capital spending by customers as a result of general economic conditions;
•	the level of customer demand for our products and services, including Excalibur;
•	the delay or deferral of customer implementations;
•	the budget cycles of our customers;
•	seasonality of individual customer buying patterns;
•	an increase in competition in the software and search industries;
•	the size and timing of individual transactions;
•	the timing of new software introductions and software enhancements by us and our competitors;
•	changes in operating expenses and personnel;
•	changes in accounting principles, such as a requirement that stock options be included in compensation, which would increase our expense and have a negative effect on earnings;
•	the overall trend towards industry consolidation; and
•	changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

In particular, our period-to-period operating results have historically been dependent upon the timing of the closing of significant license agreements. Since purchasing our software products often requires significant capital investment, our customers may defer or decide not to make their purchases. This means sales can involve sales cycles of six months or more. We derive a significant portion of our revenues from sales to agencies of the U.S. Government, and, therefore, the budget cycle of the U.S. Government impacts our total revenues. In certain financial quarters, we may derive a significant portion of our revenues from a single customer. For example, revenues derived from one customer accounted for approximately 14% of our total revenues in fiscal year 2006. We have historically recorded a significant portion of our total quarterly license revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. We expect these revenue patterns to continue. Despite these uncertainties in our revenue patterns, we base our operating expenses upon anticipated revenue levels, and we incur these expenses on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, our business, operating results and financial condition would be materially adversely affected.

In addition, steps which we have taken or may take in the future to control operating expenses may hamper our development, sales and marketing efforts and, ultimately, our operating results. For instance, we aligned our resources through a number of reorganizations during fiscal years 2002 through 2005 to attempt to focus on markets that have been consistently successful for us. These reorganizations were intended to streamline our professional services, customer support and sales organizations by reducing the number of our employees, improve the productivity of each of those organizations and reduce management personnel and other overhead costs in our marketing, development and administrative organizations. However, the loss of key personnel in such restructurings and any severance and other costs incurred in such restructurings could negatively affect our quarterly operating results and adversely affect our stock price.

We are in an extremely competitive market, and if we fail to compete effectively or respond to rapid technological change, our revenues and market share will be adversely affected

Our business environment and the search and software industries in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Our competitors include many companies that are larger and more established and have substantially more resources than us. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets which we serve. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

In order for our strategy to succeed and to remain competitive, we must leverage our core technology to develop new product offerings, update existing features and add new components to our current products such as support for new datatypes and taxonomies for specific vertical markets. These development efforts are expensive, and we plan to fund these developments with our existing capital resources, and other sources, such as equity issuances and borrowings, which may be available to us. If these developments do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that we will successfully develop any new products, complete them on a timely basis or at all, achieve market acceptance or generate significant revenues with them.

We design our products to work with certain systems and changes to these systems may render our products incompatible with these systems, and we may be unable to sell our products

Our ability to sell our products depends on the compatibility of our products with other software and hardware products. These products may change or new products may appear that are incompatible with our products. If we fail to adapt our products to remain compatible with other vendors' software and hardware products or fail to adapt our products as quickly as our competitors, we may be unable to sell our products.

Our software products are complex and may contain errors that could damage our reputation and decrease sales

Our complex software products may contain errors that people may detect at any point in the products’ life cycles. We cannot assure you that, despite our testing and quality assurance efforts and similar efforts by current and potential customers, errors will not be found. The discovery of an error may result in loss of or delay in market acceptance and sales.

We derive a significant portion of our revenues from sales to U.S. Government agencies, which are subject to budget cuts and, consequently, a change in the size and timing of our U.S. Government contracts may materially affect our operating results

For the year ended January 31, 2006, total revenues derived from sales to agencies of the U.S. Government were approximately $11.3 million, representing 54% of total revenues. For the year ended January 31, 2005, revenues derived from sales to agencies of the U.S. Government were approximately $11.6 million, or 45% of total revenues. While the U.S. Government has recently increased spending on defense, information systems and homeland security initiatives, some government agencies have realized budget reductions which may adversely impact their purchasing decisions and timing. We are actively pursuing several opportunities for business with certain U.S. Government agencies. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on our future operating results and financial position. There can be no assurance that we will complete any of these potential transactions.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts.

We depend on international sales, particularly in the United Kingdom, and any economic downturn, changes in laws, changes in currency exchange rates or political unrest in the United Kingdom or in other countries could have a material adverse effect on our business

For the year ended January 31, 2006, total revenues derived from international sales were approximately $5.2 million, representing approximately 25% of total revenues. For the year ended January 31, 2005, revenues derived from international sales were approximately $7.5 million, representing approximately 29% of total revenues. Most of our international sales are in the United Kingdom. Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations in currency exchange rates. International sales are made mostly from our U.K. subsidiary and are denominated in British pounds or Euros. As of January 31, 2006, approximately 6% and 11% of our total consolidated accounts receivable were denominated in British pounds and Euros, respectively. Additionally, our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on our foreign subsidiary’s sales are charged to our foreign subsidiary and recorded as intercompany receivables on our books. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiary are translated into U.S. dollars in consolidation. Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

Our international operations expose us to a variety of other risks that could seriously impede our financial condition and growth. These risks include the following:

•	potentially adverse tax consequences;
•	difficulties in complying with regulatory requirements and standards;
•	trade restrictions and changes in tariffs;
•	import and export license requirements and restrictions; and
•	uncertainty of the effective protection of our intellectual property rights in certain foreign countries.

If any of these risks described above materialize, our international sales could decrease and our foreign operations could suffer.

Our Excalibur Web offering relies on a third party hosting facility, and any failure or interruption in the services provided by this third party could harm our ability to operate our business and damage our reputation.

We rely on AT&T for both our primary and back-up hosting facilities to support our Excalibur Web offering. We do not control the operation of these AT&T facilities and each may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures or similar events. These facilities may also be subject to break-ins, sabotage, intentional acts of vandalism or similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, cessation of operations by our third-party web hosting provider or its decision to close a facility without adequate notice or other unanticipated problems at either facility could result in lengthy interruptions in our service. In addition, the failure by these facilities to provide our required data communications capacity could result in interruptions in our service. Interruptions in our service may cause us to lose revenue, cause us to issue credits or refunds and cause customers to terminate their contracts with us. Our business and reputation will be adversely affected if our customers and potential customers believe our Excalibur service is unreliable.

We depend on proprietary technology licensed from third parties; if we lose these licenses, it could delay shipments of products incorporating this technology and could be costly

Our products use certain technology that we license from third parties, generally on a nonexclusive basis. We believe that there are alternative sources for each of the material components of technology we license from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could delay our ability to ship these products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could harm our quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot assure that we will be able to do so on commercially reasonable terms or at all.

Because of the technical nature of our business, our intellectual property is extremely important to our business, and adverse changes to our intellectual property could harm our competitive position

We believe that our success depends, in part, on our ability to protect our proprietary rights and technology. Historically, we have relied on a combination of copyright, patents, trademark and trade secret laws, employee confidentiality and invention assignment agreements, distribution and OEM software protection agreements and other methods to safeguard our technology and software products. Risks associated with our intellectual property, include the following:

•	pending patent applications may not be issued;
•	intellectual property laws may not protect our intellectual property rights;
•	third parties may challenge, invalidate, or circumvent any patent issued to us;
•	rights granted under patents issued to us may not provide competitive advantages to us;
•	unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights;
•	others may independently develop similar technology or design around any patents issued to us; and
•	effective protection of intellectual property rights may be limited or unavailable in some foreign countries in which we operate.

We may in the future be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

Companies in the software and technology industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We face the possibility of intellectual property rights claims against us. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology if it is ultimately found by a court to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our operating results.

We depend on our key personnel, the loss of whom would adversely affect our business, and we may have difficulty attracting and retaining skilled employees

Our success depends to a significant degree upon the continued contributions of our key management, marketing, technical and operational personnel. We generally do not utilize employment agreements for our key employees. The loss of the services of one or more key employees could have a material adverse effect on our operating results. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled management, technical, marketing, product development, operational personnel and consultants. Competition for such personnel, particularly software developers, professional service consultants and other technical personnel, is intense, and pay scales in the software industry have significantly increased. There can be no assurance that we will be successful in attracting and retaining such personnel.

Our stock price may fluctuate which may make it difficult to resell shares of our stock

The market price of our common stock has been highly volatile. For example, in the fourth quarter of fiscal year 2006, the market price per share of our common stock ranged from $7.85 to $20.20. This volatility may adversely affect the price of our common stock, and our stockholders may not be able to resell their shares of common stock following periods of volatility because of the market's adverse reaction to this volatility. We anticipate that this volatility, which frequently affects the stock of software companies, will continue. Factors that could cause such volatility include:

•	future announcements concerning us or our competitors;
•	quarterly variations in our operating results;
•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;
•	general conditions in our industry;
•	developments concerning litigation; and
•	worldwide economic and financial conditions.

On occasion, the equity markets, and in particular the markets for software companies have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies' securities and may be unrelated to the companies' operating performance.

We may not be able to use net operating loss carryforwards

As of January 31, 2006, we had net operating loss carryforwards of approximately $185 million. The deferred tax assets representing the benefits of these carryforwards have been offset completely by a valuation allowance due to our lack of an earnings history. The realization of the benefits of these carryforwards depends on sufficient taxable income in future years. Lack of future earnings could adversely affect our ability to utilize these carryforwards. Additionally, past or future changes in our ownership and control could limit the ability to utilize these carryforwards. Despite the carryforwards, we may have income tax liability in future years due to the application of the alternative minimum tax rules of the United States Internal Revenue Code.

Our amended and restated certificate of incorporation, bylaws, ownership and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of an investment in our stock

Some provisions of our amended and restated certificate of incorporation and bylaws and of Delaware law could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. Any delay or prevention of a change of control or change in management could cause the market price of our common stock to decline.

Allen Holding Inc. and related parties exercise voting control over a significant percentage of our outstanding shares, and our other shareholders may not have an effective say in any matters upon which our shareholders vote

As of March 1, 2006, Allen Holding Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 43% of our voting power, and would therefore be able to effectively control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire us and elections of directors. Allen & Company may have interests which are different than the interests of our other stockholders.

Item 1B. Unresolved Staff Comments

There are no material unresolved SEC staff comments as of the date of this report.

Item 2. Properties

The Company’s corporate headquarters facility is occupied under a lease agreement that expires in December 2007 for a total of approximately 13,200 square feet of space in an office building located at 1921 Gallows Road, Vienna, Virginia 22182.

The Company’s principal development and customer support centers are located in Carlsbad, California and Columbia, Maryland. The Company leases additional space in Montreal, Canada, and Bracknell, United Kingdom. During fiscal 2006 the Company closed its office in Frankfurt, Germany.

The Company believes that its facilities are maintained in good operating condition and are adequate for its operations.

Item 3. Legal Proceedings

On November 1, 2001, DSMC, Incorporated ("DSMCi") filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi's trade secrets, and engaged in civil conspiracy with the NGT Library, Inc. ("NGTL"), an affiliate of the National Geographic Society, to obtain access to DSMCi's trade secrets, and was unjustly enriched by the Company's alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. NGTL intervened in the litigation as a co-defendant with Convera, and filed counterclaims against DSMCi. Convera moved to compel arbitration of DSMCi's claims; the District Court denied the motion, and Convera filed an interlocutory appeal. The D.C. Circuit, in November 2003, ruled that it did not have jurisdiction to consider the appeal. During December 2005 DSMCi and NGTL entered into a Settlement Agreement and Release.  The U.S. District Court dismissed claims against NGTL on December 23, 2005. The litigation between the Company and DSMCi is currently in the summary judgment phase in the District Court. The Company has investigated the claims and continues to believe that the claims are without merit.

In connection with this litigation, the Company brought an arbitration claim against NGTL on September 13, 2005, seeking indemnification for its defense costs and potential liability pursuant to an indemnity provision in a service agreement between NGTL and the Company. In response, NGTL brought a cross claim against the Company under the same contract provision for indemnification of NGTL’s respective costs and liability. This arbitration is in its early stage.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Class A common stock is traded in the over--the-counter market and is listed on the National Market System of the NASDAQ Stock Market under the symbol “CNVR.”

The following table sets forth the high and low sale prices for Convera common stock for the period from February 1, 2004 through January 31, 2006, as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 2006 was 928. The Company has never declared or paid dividends on its common stock and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.

	High	Low

Fiscal 2006 (February 1, 2005 - January 31, 2006)

First Quarter	$6.06	$4.37
Second Quarter	8.83	3.92
Third Quarter	15.00	8.71
Fourth Quarter	20.20	7.85

Fiscal 2005 (February 1, 2004 - January 31, 2005)

First Quarter	$5.40	$2.87
Second Quarter	3.40	2.16
Third Quarter	4.47	2.17
Fourth Quarter	5.05	3.70

The following table sets forth, as of January 31, 2006, information with respect to the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1. Convera Stock Option Plan	9,695,022	$5.25	334,348
2. Convera Employee Stock Purchase Plan		-	674,353
Equity compensation plans not approved by security holders:	None	Not Applicable	Not Applicable

(1) For purposes of calculating the weighted-average exercise price, deferred shares have been excluded because there is no exercise price.

Item 6. Selected Financial Data

The selected financial data presented below have been derived from the Company’s consolidated financial statements. The balance sheet data as of January 31, 2006 and 2005, and the statement of operations data for the fiscal years ended January 31, 2006, 2005 and 2004 should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended January 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:	(in thousands, except per share data)

Revenues	$21,008	$25,698	$29,251	$23,614	$34,228

Operating expenses:
Cost of revenues (1)	7,267	6,708	8,570	10,697	22,307
Sales and marketing	8,190	14,476	18,124	20,018	33,747
Research and product development	8,346	13,801	11,981	11,639	22,500
General and administrative	11,113	9,764	10,564	8,642	10,214
Amortization of goodwill (2)	-	-	-	-	86,291
Amortization of other intangible assets (2)	-	-	-	-	9,088
Amortization of Capitalized R&D costs	1,012	-	-	-	-
Incentive bonus payments to employees	-	-	-	(138)	6,681
Restructuring (recoveries) charges	(57)	944	621	2,337	8,128
Reduction in goodwill	-	-	-	-	675,896
Reduction in other long-lived assets	-	-	-	-	78,528
Acquired in-process research and development	-	-	-	126	-
	35,871	45,693	49,860	53,321	953,380

Operating loss	(14,863)	(19,995)	(20,609)	(29,707)	(919,152)

Other income, net	602	175	2,550	636	4,191

Net loss before income taxes	(14,261)	(19,820)	(18,059)	(29,071)	(914,961)

Income tax benefit	-	-	-	-	4,452
Net loss	$(14,261)	$(19,820)	$(18,059)	$(29,071)	$(910,509)
Net loss per common share - basic and diluted	$(0.33)	$(0.56)	$(0.57)	$(1.01)	$(20.08)
Weighted-average number of common shares outstanding - basic and diluted	43,088	35,433	31,486	28,854	45,349

Balance Sheet Data (at end of period)
Cash and cash equivalents	$37,741	$17,766	$30,530	$10,412	$17,628
Working capital	35,240	15,550	26,737	24,363	51,691
Total assets	64,217	36,294	45,695	49,139	78,106
Long-term obligations	4,115	9	-	-	-
Accumulated deficit	(1,070,706)	(1,056,445)	(1,036,625)	(1,018,540)	(989,429)
Total shareholders’ equity (3)	50,841	25,149	31,368	32,372	57,876

(1)	FY06 amount excludes amortization of capitalized R&D costs shown separately below.
(2)	Amortization for the 2002 fiscal year primarily related to the business combination with Intel’s IMS division.
(3)	No dividends have been declared or paid on the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and professional services. Additions to the number of authorized users, licenses issued for additional products and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and upgrades or enhancements of particular software products when and if they are released. With respect to the Company’s Excalibur Web offering, revenues may be derived from either a license model as described, or from a hosted service offering.

The Company believes its RetrievalWare product has unique capabilities supporting the needs of customers within government agencies that will enable it to capitalize on current market opportunities and achieve its operational goals. Going forward, the Company expects to focus a substantial amount of resources on further penetration of the national security, defense, law enforcement and intelligence gathering community with the United States and its allies. An important objective in this market is to upgrade existing installations of older versions of RetrievalWare to the RetrievalWare 8 platform that includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing software capabilities.

Further, the Company expects to increase its development, selling & marketing efforts with regard to its Excalibur Web offering. Excalibur is an advanced effort aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the Web. The Company launched the Excalibur platform on November 1, 2005 and has begun to focus on creating distribution channels for this new technology. In concert with the Excalibur Web offering, Convera has entered into a hosting facility agreement with AT&T and as of January 31, 2006, has established two hosting centers (San Diego, CA and Dallas, TX). The Company will look to focus a majority of its selling and marketing efforts on the government and intelligence gathering community as well as the media and publishing sector for the Excalibur Web offering. This selling and marketing strategy is designed to capitalize on the alignment between customer requirements seeking both Intranet and Web-based search and categorization technologies. Operating costs for this advanced development effort totaled approximately $8.1 million for fiscal 2006, while capital expenditures totaled approximately $6.6 million for the year ended January 31, 2006. Going-forward, cash outlays will be limited to equipment, personnel and general operating costs, including marketing activities. The Company expects to continue to increase its investment in Excalibur and may also elect to seek additional funding sources for this effort. The Company may also elect to seek additional and/or alternative market segments for the Excalibur offering over the coming quarters.

Management’s primary objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue opportunities to determine the market sectors in which the Company should concentrate its sales and marketing efforts. The Company’s business environment and the search software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company competes within the commercial sector where its market position has not been as strong as it has been within the government sector. As such, the Company has elected to focus the majority of its efforts within the commercial setting on the media and publishing sectors. The Company believes this segment may afford greater opportunities when compared to addressing a wide array of commercial market segments. The Company’s competitors include many companies that are larger and more established and have substantially more resources. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. To address the competition, the Company will continue to invest in research and development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company may also make additional investments in specific product features to better serve the needs of customers looking for online customer service and support solutions and with regard to the Excalibur Web offering, may elect to create a public search portal.

In 2002 and 2003, the Company’s results of operations were impacted by the general downturn in the economy, which resulted in a lengthier sales cycle, particularly in the commercial marketplace. Further, reduced information technology budgets and customer cash constraints caused by the difficult business environment negatively impacted our business. Through a number of reorganizations during fiscal years 2002 through 2005, the Company aligned its resources in an effort to ensure it continued to capitalize on markets that have been consistently successful, including the federal government, and to focus its resources on those areas of the commercial sector that present vertical market opportunities. The reorganizations, which are described in this section and elsewhere in this Form 10-K, were intended to streamline the professional services, customer support and sales organizations by reducing the number of employees, improve the productivity of each of those organizations and reduce management personnel and other overhead costs in the marketing, development and administrative organizations within the Company.

On August 18, 2004, the Company announced that it further streamlined its expense structure. As part of the restructuring, the Company reduced its personnel related costs, eliminated certain marketing programs, renegotiated real estate obligations and decreased other general operating expenses. The Company recorded a restructuring charge of $518,000 during the third quarter of fiscal 2005 related to this effort. Further, on December 10, 2004 the Company announced an additional re-alignment of its operational infrastructure. This action included a general workforce reduction (including the transfer of certain resources to the Company’s Excalibur Web offering), facility consolidations, reduced marketing related expenses and decreased other general operating costs. As part of this restructuring, the Company also announced that it would increase its focus on accelerating its Excalibur development activities and would seek to advance the Company’s existing presence in the high-end search market, specifically within the government and intelligence gathering community as well as the media and publishing sectors. The Company recorded a net restructuring charge of $426,000 during the fourth quarter of fiscal 2005 related to this effort. The Company will continue to invest in its Excalibur Web offering, such that on a consolidated basis, the Company is expected to remain in a net loss position until such time as Excalibur is accepted into the commercial marketplace and certain levels of revenue are attained. A detailed review of the numerous risks and challenges facing the Company is contained in the Risk Factors section beginning on page 12.

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

Revenue Recognition

Convera’s recognition of revenues requires judgment, particularly in the areas of collectibility and whether the fee is fixed and determinable at the time the sales are made. The Company bases its judgment on a variety of factors, including the payment and other terms of the individual customer contracts, credit history of the customer, prior dealings with specific customers, and certain other factors. If the Company determines that the price under the contract is fixed and determinable, and that collectibility is reasonably assured, then the Company recognizes revenue related to the software license at the time of sale. To the extent the Company determines that the price of a sales agreement is not fixed, the Company delays revenue recognition until payments under the contract become due. Alternatively, to the extent the Company determines that the collection of payments under the contract is not reasonably assured, the Company delays revenue recognition until the payments under the contract are received. Thus, the assessment as to whether the fee is fixed and determinable at the time of sale and that the fees are collectible is critical in determining the extent of the revenue recognized in a given period.

The revenue associated with other elements of the contract, such as maintenance, training and professional services, are deferred and recognized as those elements are delivered. Generally, the Company receives payments for maintenance fees in advance and they are non-refundable. Maintenance revenues are recognized ratably over the term of the applicable maintenance agreement, which is typically twelve months.

Customization work is sometimes required to ensure that the Company’s software functionality meets the requirements of its customers. In those instances where the Company’s revenues are generated from fixed price contracts related to this customization work, then revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These cost estimates underlie the Company’s determinations as to overall contract profitability and the timing of revenue recognition. Further, the Company believes that this method of recognition is closely aligned with the evolution of the work product as defined. If the Company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized.

Hosted service revenues associated with the Excalibur Web offering are recognized straight-line over the term of the applicable service agreement.

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

Goodwill and Other Intangible Assets

Convera’s prior acquisitions of other companies resulted in the acquisition of certain intangible assets and goodwill. Goodwill resulting from these acquisitions is associated with the Company’s core software products reporting segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the impairment of goodwill is assessed on an annual basis or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value. This assessment is performed by comparing the market value of the Company’s outstanding common stock with the carrying amount of the Company’s net assets. If the market value exceeds the carrying amount of the Company’s net assets, impairment of goodwill does not exist. If the market value is less than the carrying amount of the Company’s net assets, the Company will perform further analysis and may be required to record an impairment.

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

Deferred Taxes

Convera records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets is principally dependent upon the achievement of projected future taxable income. If the estimates and related assumptions change in the future, the Company may be required to adjust its valuation allowance against its deferred tax assets, resulting in a benefit or a charge to income in the period such determination is made. As of January 31, 2006, the Company has recorded a full valuation allowance against the net deferred tax asset.

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

Results of Operations

For the fiscal year ended January 31, 2006, total revenues were $21.0 million, a decrease of 18% compared to revenues of $25.7 million in fiscal year 2005. The net loss for fiscal year 2006 was $14.3 million, or $0.33 per common share, compared to $19.8 million, or $0.56 per common share, in the prior year. For the fiscal year ended January 31, 2005, total revenues decreased 12% from total revenues of $29.3 million in fiscal year 2004. The net loss for fiscal year 2004 was $18.1 million, or $0.57 per common share.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for each of the three fiscal years in the period ended January 31, 2006 (dollars in thousands):

	Components of Revenue and Expenses						Increase (Decrease) from 2005 to 2006	Increase (Decrease) from 2004 to 2005
	Fiscal years ended January 31,
	2006		2005		2004
Revenues:	$	%	$	%	$	%	%	%
License	$10,573	50%	$14,360	56%	$18,322	63%	-26%	-22%
Services	2,399	12%	3,746	15%	4,338	15%	-36%	-14%
Maintenance	8,036	38%	7,592	29%	6,591	22%	6%	15%
Total revenues	$21,008	100%	$25,698	100%	$29,251	100%	-18%	-12%

Expenses:
Cost of license revenue	$1,383	6%	$1,658	6%	$1,822	6%	-17%	-9%
Cost of services revenue	4,903	23%	3,332	13%	4,715	16%	47%	-29%
Cost of maintenance revenue	981	5%	1,718	7%	2,033	7%	-43%	-15%
Total cost of revenues (1)	7,267	34%	6,708	26%	8,570	29%	8%	-22%
Sales & marketing	8,190	39%	14,476	56%	18,124	62%	-43%	-20%
Research and product development	8,346	40%	13,801	54%	11,981	41%	-40%	15%
General and administrative	11,113	53%	9,764	38%	10,564	36%	14%	-8%
Amortization of capitalized R&D costs	1,012	5%	-	-	-	-	-	-
Restructuring charges	(57)	-	944	4%	621	2%	-106%	52%
Total expenses	$35,871	171%	$45,693	178%	$49,860	170%	-21%	-8%
Operating loss	$(14,863)		$(19,995)		$(20,609)		-26%	-3%

Other income, net	602		175		2,550
Net loss before income taxes	$(14,261)		$(19,820)		$(18,059)
Income tax benefit	-		-		-
Net loss	$(14,261)		$(19,820)		$(18,059)

(1) FY06 total excludes amortization of capitalized R&D costs shown separately below

Revenues

License revenues for the year ended January 31, 2006 decreased 26% to $10.6 million from $14.4 million in fiscal year 2005 and decreased 22% in fiscal year 2005 from $18.3 million in fiscal year 2004. The average deal size for fiscal year 2006 was approximately $164,000 representing a 26% increase when compared to the prior fiscal year. Approximately 63 license transactions were realized during fiscal year 2006, a 42% decrease compared to approximately 109 for fiscal year 2005. The average deal size in fiscal year 2004 was approximately $110,000 and was comprised of approximately 165 total deals closed. The decrease in total license revenues in fiscal year 2006 compared to fiscal year 2005 is primarily attributed to three factors: 1) A shift in marketing and selling efforts towards the recently released Excalibur Web offering, 2) A decrease in international transactions due primarily to a large compliance related transaction recognized during the first quarter of fiscal 2005 and the absence of a like-sized transaction in fiscal 2006, and 3) A decrease in the commercial RetrievalWare business segment due to management’s prior decision to temper its selling and marketing activities within this market segment. Federal license revenues increased slightly compared to the prior fiscal year. The decrease in total license revenues for fiscal year 2005 compared to fiscal year 2004 is primarily attributable to a $3.4 million federal enterprise transaction recognized during the third quarter of fiscal 2004 and the absence of a like-sized transaction in fiscal 2005 coupled with lengthier sales cycles.

Services revenues, which include professional services, training, and hosted Web services were $2.4 million for the year ended January 31, 2006, a 36% decrease when compared to services revenues of $3.7 million for fiscal year 2005. Services revenues for fiscal 2005 decreased 14% versus services revenues of $4.3 million for fiscal year 2004. The decline in fiscal year 2006 services revenues versus fiscal year 2005 was due primarily to a decline in professional services revenues in our federal and commercial business segments resulting from the conclusion of two major engagements. Those declines were offset by improvements in professional services revenues in our international operations. The decline in fiscal year 2005 professional services revenues versus fiscal year 2004 was primarily due to the completion of two major contracts from within the Company’s international operation, which was partially offset by one U.S. commercial engagement. Federal professional services revenues for fiscal year 2005 mirrored fiscal year 2004.

Maintenance revenues were $8.0 million for the year ended January 31, 2006, compared to $7.6 million and $6.6 million for fiscal years 2005 and 2004. The increase in maintenance revenues during the prior two fiscal years can be attributed to the fiscal year 2005 implementation of new maintenance renewal processes and a continued emphasis on identifying lapsed renewals from within the existing customer base.

Revenues from international operations are generated from software licenses with various European commercial and government customers and a well-established European reseller network. The Company's international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom. CTIL satellite offices in Paris, France and Munich, Germany were closed during fiscal year 2005. International revenues from CTIL decreased 30% to $5.2 million in fiscal year 2006 from $7.5 million in fiscal year 2005 due to a decrease in license revenues as a result of the aforementioned large compliance related transaction recognized during the first quarter of fiscal 2005 and the absence of a like-sized transaction in fiscal 2006. In fiscal year 2005, international revenues increased 4% from $7.2 million in fiscal year 2004 due to increases in license and maintenance revenue offset by a decline in services revenue.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately 54%, 45%, and 52%, of total revenues for fiscal years 2006, 2005, and 2004, respectively. In fiscal year 2006 one customer accounted for approximately 14% of revenues. One reseller customer accounted for approximately 17% of revenues in fiscal year 2005.

Operating Expenses

Cost of Revenues

Cost of license revenues decreased 17% to $1.4 million for the year ended January 31, 2006, and decreased 9% to $1.7 million in fiscal year 2005. As a percentage of license revenues, cost of license revenues was 13% for fiscal year 2006, 12% for fiscal year 2005, and 10% for fiscal year 2004. The decrease in cost of license revenues over the last three fiscal years can be primarily attributed to a decrease in third party royalty obligations.

Cost of services revenues increased 47% to $4.9 million for the year ended January 31, 2006 from $3.3 million in fiscal year 2005. Cost of services revenues decreased 29% in fiscal year 2005 from $4.7 million in fiscal year 2004. The increase in cost of services revenues during fiscal 2006 as compared to fiscal 2005 is attributed to costs associated with the management of two AT&T hosting facilities from the period of November 1, 2005 (attainment of commercial availability) through January 31, 2006 for the Excalibur Web offering. Cost of professional services revenues for fiscal year 2006 was consistent with the prior year. The decrease in cost of services revenues in fiscal year 2005 versus 2004 is attributable to a reduction in the overall number of employees responsible for the management and delivery of professional services.

Cost of maintenance revenues for the year ended January 31, 2006 decreased 43% to $1.0 million from fiscal 2005 and decreased 15% to $1.7 million in fiscal year 2005 when compared to fiscal year 2004. As a percentage of maintenance revenues, cost of maintenance revenues was 12%, 23%, and 31% in fiscal years 2006, 2005, and 2004 respectively. The decrease in cost of maintenance revenues in fiscal years 2006 and 2005 is attributed to lower personnel-related costs resulting from the restructuring actions undertaken in fiscal year 2005.

Sales & Marketing

Sales and marketing expenses decreased 43% to $8.2 million for the year ended January 31, 2006 from $14.5 million in fiscal year 2005. In fiscal year 2005, sales and marketing expenses decreased 20% to $14.5 million from $18.1 million in fiscal year 2004. As a percentage of total revenues, sales and marketing expenses were 39%, 56%, and 62% in fiscal years 2006, 2005, and 2004 respectively. The decrease in sales and marketing expenses for fiscal year 2006 is attributed to lower personnel-related costs stemming from the fiscal 2005 restructurings that resulted in a 47% year-over-year decrease in average monthly headcount, and lower marketing programs costs. The decrease in sales and marketing expenses for fiscal year 2005 is attributed to lower personnel costs stemming from the aforementioned restructurings, a decreased emphasis on the commercial enterprise sector for the RetrievalWare product line, reduced marketing program costs (e.g., trade shows, advertising, etc.) and a decrease in bad debt expense.

Research and Development

Reported research and product development costs decreased 40% to $8.3 million for the year ended January 31, 2006 from $13.8 million in fiscal year 2005, representing 40% and 54% of total revenues respectively. As previously disclosed, the Company adopted FAS 86 during the first quarter of fiscal 2006, resulting in the capitalization of approximately $8.1 million of research and development costs for the first three quarters of fiscal year 2006. Absent the adoption of FAS 86, gross research and development costs grew 19% in fiscal year 2006 when compared to $13.8 million for fiscal year 2005. This increase is attributed to costs associated with the establishment and management of two AT&T hosting facilities and certain consulting fees for the period of February 1, 2005 (attainment of technological feasibility) through October 31, 2005 for the Excalibur Web offering. For fiscal year 2005, research and product development costs increased 15% from $12.0 million as reported in fiscal year 2004. The increase in fiscal year 2005 research and development expenses was due to increased personnel-related costs associated with Excalibur Web activities, which accounted for approximately $4.2 million of fiscal year 2005 costs.

General and Administrative

General and administrative expenses grew by 14% to $11.1 million for the year ended January 31, 2006 from $9.8 million in fiscal year 2005, representing 53% and 38% of total revenues, respectively. In fiscal year 2005, general and administrative expenses decreased 8% from $10.6 million in fiscal year 2004. The increase in fiscal year 2006 general and administrative costs is due to higher accountancy fees associated with the Company’s required Section 404 compliance efforts under the Sarbanes-Oxley Act. The decrease in fiscal year 2005 general and administrative costs is due to reduced employee-related costs resulting from the restructurings as implemented across the year and reduced other general operating costs.

Amortization of capitalized research & product development costs

For the year ending January 31, 2006, the Company amortized approximately $1.0 million of previously capitalized research and product development costs in accordance with FAS 86 associated with the Excalibur Web offering. With commercial availability of the Excalibur Web offering being achieved on November 1, 2005, amortization of the previously capitalized research & product development costs totaling approximately $8.1 million commenced. This amortization is expected to continue over a 24-month period, and as such, each of the next seven quarters is expected to incur a similar $1 million amortization charge.

Restructuring charges

During fiscal year 2006 the Company recorded a $57,000 restructuring credit to account for the reversal of previously accrued utilities expense for the Hillsboro, Oregon facility. The early termination of that lease caused this reversal.

During fiscal year 2005 the Company effected a re-alignment of its operational infrastructure to align its expense structure with expected future revenue streams. Restructurings in both the third and fourth quarters of fiscal 2005 totaling $0.9 million were implemented to reduce operating expenses through general workforce reductions, facility consolidations, reduced marketing related expenses and decreased other general operating costs. In connection with these restructurings, the Company reduced its workforce by 77 employees worldwide, including 23 employees from within the engineering group, 30 from the sales and marketing group, 19 from the professional services group, and five from the general and administrative group.

The Company paid approximately $0.8 million, $1.6 million, and $1.9 million against the restructuring reserve in the fiscal years ended January 31, 2006, 2005 and 2004, respectively. As of January 31, 2006, there are no outstanding severance obligations. As of January 31, 2005 unpaid amounts of $0.1 million representing employee severance benefits and $0.7 million representing facility-related charges, had been classified as a current restructuring reserve in the accompanying consolidated balance sheet.

Other income

Other income increased to $0.6 million in fiscal year 2006 from $0.2 million in fiscal year 2005 due to a higher average quarterly cash balance and higher interest yields. Other income decreased to $0.2 million in fiscal year 2005 from $2.6 million in fiscal year 2004.

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

As of January 31, 2006, the Company had the following contractual obligations associated with its lease commitments, debt facility and other contractual obligations for the periods indicated below:

Contractual Obligations	Payments Due By Fiscal Period (in thousands)
	Total	2007	2008-2009	2010-2011	2012 and thereafter
Operating leases	$2,417	$1,570	$847	$-	$-
Debt facility	5,750	1,604	3,712	434	-
Other contractual obligations	808	638	170	-	-
Total	$8,975	$3,812	$4,729	$434	$-

•
Operating lease obligations — represents the minimum lease rental payments under non-cancelable leases, primarily for the Company’s office space and operating equipment in various locations around the world.

•	Debt facility - represents the required amounts of principal and interest payments due.

•
Other contractual obligations — represents the principal amounts due on outstanding contractual obligations relating to hosting agreements between the Company and AT&T related to the Excalibur Web offering

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at January 31, 2006 as compared to January 31, 2005 is summarized below (in thousands).

	January 31, 2006	January 31, 2005	Change
Cash and cash equivalents	$37,741	$17,766	$19,975
Investments	71	71	-
Total	$37,812	$17,837	$19,975

As of January 31, 2006, the Company’s balances of cash, cash equivalents and short-term investments were $37.8 million. The Company believes that its current balance of cash, cash equivalents, investments, funds generated from operations, if any, and the proceeds from its February 2006 private placement (see note 17 to the financial statements, Subsequent Events) will be sufficient to fund the Company's current projected cash needs for at least the next twelve months. Historically the Company has primarily been financed by sales of its common stock. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional expense reductions and/or external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

On March 23, 2005 the Company secured a $5 million term loan from Silicon Valley Bank, the primary subsidiary of Silicon Valley Bancshares (NASDAQ: SIVB). The four-year, term facility provided financing for capital purchases including those for its Excalibur Web offering. The loan was retired on February 28, 2006, concurrent with the private placement completed on February 28, 2006 (see note 17 to the financial statements, Subsequent Events).

Cash Flows Used in Operating Activities

In fiscal year 2006, the Company’s operating activities utilized $8.4 million of net cash and cash equivalents, compared to $19.9 million in fiscal year 2005. Net cash used in operating activities was $15.5 million in fiscal year 2004. The fiscal year 2006 net loss of $14.3 million was offset by non-cash charges totaling approximately $5.7 million, consisting primarily of depreciation of $2.9 million, equity compensation expense of $1.6 million and amortization of $1.3 million. A reduction to accounts receivable provided $2.0 million. Cash was also provided from a reduction in prepaid expenses and other of $0.7 million and an increase to deferred revenues of $0.1 million. Decreases to accounts payable, accrued expenses, accrued bonuses used cash of $2.0 million while paydown of the restructuring reserve used net cash of $0.8 million. The fiscal year 2005 net loss of $19.8 million was offset by non-cash charges totaling $2.8 million, consisting primarily of depreciation of $1.6 million, equity compensation expense of $1.4 million and amortization of developed technologies of $0.3 million. A reversal to the provision for doubtful accounts and a non-cash restructuring credit reduced the non-cash charges by $0.4 million and $0.1 million, respectively. Cash was provided from a reduction in prepaid expenses and other of $0.9 million and an increase to deferred revenues of $0.5 million. An increase to accounts receivable used cash of $0.6 million. Decreases to accounts payable, accrued expenses, accrued bonuses and the restructuring reserve used net cash of $2.1 million. A decrease to other long-term liabilities used $1.6 million. The fiscal year 2004 net loss of $18.1 million was offset by non-cash charges totaling $2.8 million, consisting primarily of depreciation of $1.7 million, equity compensation expense of $0.8 million and amortization of developed technologies of $0.3 million. Cash was provided from a reduction in accounts receivable of $1.5 million and a decrease in prepaid expense and other of $1.0 million. A decrease in accounts payable, accrued expense and accrued bonuses and an increase in other long-term liabilities used net cash of $2.3 million. A decrease in the restructuring reserve used $1.3 million, while an increase in deferred revenues contributed $0.9 million of net cash.

Cash Flows Used in Investing Activities

In fiscal year 2006 cash flows from investing activities used $15.0 million, consisting of $6.9 million for purchases of equipment and leasehold improvements and $8.1 million for capitalized software development costs required under FAS 86. Of the $6.9 million used for purchases of equipment and leasehold improvements, approximately $6.6 million was related to the Excalibur Web offering. In fiscal year 2005 cash flows from investing activities used $5.0 million for purchases of equipment and leasehold improvements. Of this, $4.1 million was related to the Excalibur Web offering. Cash flows from investing activities provided the Company $19.5 million of cash in fiscal year 2004. Net cash provided from the maturity of U.S. Treasury bills provided cash of $20.0 million, while purchases of equipment and leasehold improvements used cash of $0.5 million

Cash Flows Provided by Financing Activities

Financing activities provided cash of $43.4 million during the fiscal year ended January 31, 2006. Approximately $28.8 million of net proceeds were received through a July 2005 private placement of 6,555,556 newly-issued shares of common stock to two investors. The Company sold 5,555,556 shares directly to the Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc., a registered investment company, at $4.50 per share. The other 1 million shares were purchased by an affiliate of Herbert A. Allen, a significant stockholder and director of the Company, at $4.84 per share, the market price at the time of the sale. An additional $5.0 million was secured from a March 2005, four-year, term loan financing from Silicon Valley Bank. The exercise of employee stock options provided approximately $9.7 million while approximately $215,000 was provided by the issuance of stock under the employee stock purchase plan offset by the repurchase of shares totaling $225,000. Financing activities provided cash of $12.2 million in fiscal year 2005. A private placement of 3,433,333 newly-issued shares of common stock to several investors, including affiliates of Allen & Company Incorporated, a significant stockholder of the company, and certain directors resulted in net proceeds of $10.3 million. The shares were priced on September 7, 2004 at $3.00 per share, representing a premium to the $2.80 closing market price on such date. Additionally, cash of approximately $0.2 million was provided by the issuance of stock under the employee stock purchase plan offset by the repurchase of shares totaling $121,000. Cash of $1.8 million was provided from the exercise of employee stock options. Financing activities provided approximately $16.8 million of cash in fiscal year 2004, including net proceeds of $16.0 million from a private placement and proceeds of $0.8 million from the issuance of stock under the employee stock purchase plan, the issuance of warrants and the exercise of stock options

Other Factors

Inflation

The Company believes that inflation has not had a material effect on the results of its operations to date.

Recent Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) Supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123(R). The Company will adopt SFAS No. 123(R) on February 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: i. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. ii. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will implement SFAS No. 123(R) in the first quarter or fiscal year 2007 and intends to use the modified prospective method.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary located in the United Kingdom were approximately 25% of total revenues in fiscal year 2006. International sales are made predominantly from the Company's foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of January 31, 2006, approximately 6% and 11% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of fiscal year 2006, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of January 31, 2006, less than one percent of the Company’s cash and cash equivalents were denominated in British pounds and EUROs, respectively. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. Short-term investments consist primarily of U.S. Government treasury bills and are carried at amortized cost. The Company also has a certificate of deposit for $71,000, which is pledged to collateralize a letter of credit required for a leased facility. Given the relatively short maturity periods of cash equivalents and short-term investments, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data of the Company are submitted as a separate section of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company will be included in the Company's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated in this report by reference.

The Company has adopted a written code of conduct and ethics (the "Code") which is applicable to all of the Company's officers, directors and employees, including the Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Senior Officers"). In accordance with the rules and regulations of the Securities and Exchange Commission and the rules of the NASDAQ Stock Market, a copy of the Code has been posted on the Company's website at www.convera.com. The Company intends to disclose any changes in or waivers from the Code applicable to any Senior Officers on its website or by filing a Form 8-K.

Item 11. Executive Compensation

Information regarding executive compensation will be included in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions, if any, will be included in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be included in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated in this report by reference.

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

             3.  Exhibits:

See Exhibit Index on the following page.

Exhibit Index

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents
3.1	Amended and Restated Certificate of Incorporation of Convera	Form S-4 (Registration No. 333-50172), November 17, 2000
3.2	By-laws of Convera (Amended and Restated)	Form 10-K, April 30, 2003
3.3	Amendment to By-Laws	Filed Herewith
10.1	1995 Incentive Plan, dated November 1995	Proxy Statement dated October 16, 1995 for Annual Meeting of Shareholders
10.2	Convera Stock Option Plan	Form 8-K, May 3, 2000
10.3	Office Lease (1808 Aston Avenue, Carlsbad, California) commencing November 1, 2001	Form 10-K, April 30, 2002
10.4	Amended and Restated Convera Corporation 1996 Employee Stock Purchase Plan	Definitive Form 14C, December 18, 2001
10.5	Employment Agreement with John R. Polchin, dated April 1, 2004	Form 10-Q, June 14, 2004
10.6	Office Lease Amendment (1921 Gallows Road, Vienna Virginia) commencing October 6, 2004	Form 10-Q, December 12, 2004
10.7	AT&T Master Agreement dated August 24, 2004	Form 10-K, April 1, 2005
10.8	Office Lease (Radius Court, London Road, Bracknell, Berkshire United Kingdom) commencing March 21, 2005	Filed Herewith
10.9	Office Sublease (Sublandlord - MWH Americas, 6760 Alexander Bell Drive, Columbia Maryland) commencing June 1, 2005	Filed Herewith
10.10	Office Lease (6760 Alexander Bell Drive, Columbia Maryland) commencing August 20, 2005	Filed Herewith
10.11	Employment Agreement with Kurt Gastrock dated October 25, 2005	Filed Herewith
10.12	Employment Agreement with Patrick C. Condo dated October 24, 2005	Filed Herewith
21.01	Subsidiaries of Convera	Form 10-K, April 30, 2004
23.01	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pu   Persuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CONVERA CORPORATION

                                                    By: /s/Patrick C. Condo
                                                    Patrick C. Condo
                                                    President and Chief Executive Officer

Date: March 30, 2006

Pu   Persuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Patrick C. Condo	President, Chief Executive Officer, and Director	March 30, 2006
Patrick C. Condo	(Principal Executive Officer and Principal Financial and Accounting Officer)
/s/Ronald J. Whittier	Chairman of the Board	March 30, 2006
Ronald J. Whittier
/s/Herbert A. Allen	Director	March 30, 2006
Herbert A. Allen
/s/Herbert A. Allen, III	Director	March 30, 2006
Herbert A. Allen, III
/s/Stephen D. Greenberg	Director	March 30, 2006
Stephen D. Greenberg
/s/Eli S. Jacobs	Director	March 30, 2006
Eli S. Jacobs
/s/Donald R. Keough	Director	March 30, 2006
Donald R. Keough
/s/Ajay Menon	Director	March 30, 2006
Ajay Menon
/s/ Sidney Pollack	Director	March 30, 2006
Sidney Pollack
/s/ Carl J. Rickertson	Director	March 30, 2006
Carl J. Rickertson
/s/ Jeffrey White	Director	March 30, 2006
Jeffrey White

Index to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Convera Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive, principal financial and principal accounting officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, has been audited by Ernst & Young LLP, the registered public accounting firm that audited the Company’s consolidated financial statements, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Convera Corporation

We have audited the accompanying consolidated balance sheets of Convera Corporation as of January 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convera Corporation at January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Convera Corporation’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia
March 21, 2006

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Convera Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Convera Corporation maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Convera Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Convera Corporation maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Convera Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convera Corporation as of January 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006 of Convera Corporation and our report dated March 21, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia
March 21, 2006

Index to Consolidated Financial Statements
CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	As of January 31,
ASSETS	2006	2005
Current Assets:
Cash and cash equivalents	$37,741	$17,766
Short term investments	71	71
Accounts receivable, net of allowance for doubtful accounts of $218 and $537, respectively	4,364	6,530
Prepaid expenses and other	2,396	2,390
Total current assets	44,572	26,757

Equipment and leasehold improvements, net of accumulated depreciation of $15,683 and $13,940, respectively	9,152	5,145
Other assets	819	1,551
Capitalized research and development costs	7,102	-
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of $1,049 and $780, respectively	297	566
Total assets	$64,217	$36,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,367	1,967
Accrued expenses	2,680	4,055
Restructuring reserve	-	835
Deferred revenues	3,931	4,279
Current maturities of long-term debt	1,283	-
Total current liabilities	9,261	11,136

Deferred revenues - long-term	398	9
Long-term debt, net of current portion	3,717	-
Total liabilities	13,376	11,145

Commitments and Contingencies

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 47,803,186 and 38,740,215 shares issued, respectively; 47,128,833 and 38,013,807 shares outstanding, respectively	477	387
Treasury stock at cost, 674,353 and 726,408 shares, respectively	(1,558)	(1,678)
Additional paid-in-capital	1,124,068	1,084,269
Accumulated deficit	(1,070,706)	(1,056,445)
Accumulated other comprehensive loss	(1,440)	(1,384)
Total shareholders' equity	50,841	25,149
Total liabilities and shareholders' equity	$64,217	$36,294

See accompanying notes.

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	For the Fiscal Years Ended January 31,
	2006	2005	2004
Revenues:
License	$10,573	$14,360	$18,322
Services	2,399	3,746	4,338
Maintenance	8,036	7,592	6,591
	21,008	25,698	29,251

Operating expenses:
Cost of revenues (excluding amortization of capitalized research and development costs shown separately below):
License	1,383	1,658	1,822
Services	4,903	3,332	4,715
Maintenance	981	1,718	2,033
Sales and marketing	8,190	14,476	18,124
Research and product development	8,346	13,801	11,981
General and administrative	11,113	9,764	10,564
Amortization of capitalized research and development costs	1,012	-	-
Restructuring (recoveries) charges	(57)	944	621
Total operating expenses	35,871	45,693	49,860

Operating loss	(14,863)	(19,995)	(20,609)

Other income, net	602	175	2,550

Net loss before income taxes	(14,261)	(19,820)	(18,059)

Income tax benefit	-	-	-

Net loss	$(14,261)	$(19,820)	$(18,059)

Basic and diluted net loss per common share	$(0.33)	(0.56)	(0.57)
Weighted-average number of common shares outstanding - basic and diluted	43,088,677	35,432,754	31,486,032

Comprehensive loss:
Net loss	(14,261)	(19,820)	(18,059)
Foreign currency translation adjustment	(56)	(29)	(539)
Comprehensive loss	$(14,317)	$(19,849)	$(18,598)

See accompanying notes.

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock			Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Compre- hensive Income
	Shares	Amount	Warrants	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, January 31, 2003	29,880,217	$299	-	(877,155)	$(2,026)	$1,053,455	$(1,018,540)	$(816)	$32,372
Private placement	4,714,111	47	-	-	-	15,978	-	-	16,025
Issuance of common stock upon exercise of options	61,016	1	-	-	-	250	-	-	251
Issuance of treasury stock for Employee Stock Purchase Plan	-	-	-	63,898	147	26	(26)	-	147
Issuance of warrants to third party	-	-	137,711	-	-	383	-	-	383
Amortization of deferred stock compensation expense	-	-	-	-	-	788	-	-	788
Foreign currency translation adjustment	-	-	-	-	-	-	-	(539)	(539)
Net loss	-	-	-	-	-	-	(18,059)	-	(18,059)
Balance, January 31, 2004	34,655,344	$347	137,711	(813,257)	$(1,879)	$1,070,880	$(1,036,625)	$(1,355)	$31,368
Private placement	3,433,333	34	-	-	-	10,266	-	-	10,300
Issuance of common stock upon exercise of options	465,469	5	--	-	-	1,835	-	-	1,840
Issuance of treasury stock for Employee Stock Purchase Plan	-	-	-	86,849	201	(6)	-	-	195
Exercise of warrants by third party	84,744	-	(137,711)	-	-	-	-	-	-
Amortization of deferred stock compensation expense	-	-	-	-	-	1,416	-	-	1,416
Stock compensation	101,325	1	-	-	-	(122)	-	-	(121)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(29)	(29)
Net loss	-	-	-	-	-	-	(19,820)		(19,820)
Balance, January 31, 2005	38,740,215	$387	-	(726,408)	$(1,678)	$1,084,269	$(1,056,445)	$(1,384)	$25,149
Private placement…….	6,555,556	65	-	-	-	28,700	-	-	28,765
Issuance of common stock upon exercise of options	2,406,090	24	--	-	-	9,646	-	-	9,670
Issuance of treasury stock for Employee Stock Purchase Plan	-	-	-	52,055	120	95	-	-	215
Amortization of deferred stock compensation expense	-	-	-	-	-	1,584	-	-	1,584
Stock compensation	101,325	1	-	-	-	(226)	-	-	(225)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(56)	(56)
Net loss	-	-	-	-	-	-	(14,261)	-	(14,261)
Balance, January 31, 2006	47,803,186	$477	-	(674,353)	$(1,558)	$1,124,068	$(1,070,706)	$(1,440)	$50,841

 See accompanying notes.

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Years Ended January 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(14,261)	$(19,820)	$(18,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,903	1,584	1,660
(Benefit) provision for doubtful accounts	(10)	(401)	80
Amortization	1,281	269	269
Stock compensation expense	1,584	1,416	788
Non-cash restructuring credit	(57)	(137)	-
Changes in operating assets and liabilities:
Accounts receivable	2,038	(560)	1,470
Prepaid expenses and other	718	860	984
Accounts payable, accrued expenses and accrued bonuses	(1,968)	(1,471)	(3,904)
Restructuring reserve	(776)	(533)	(1,313)
Deferred revenues	118	526	903
Other long-term liabilities	-	(1,647)	1,647
Net cash used in operating activities	(8,430)	(19,914)	(15,475)

Cash Flows from Investing Activities:
Purchase of investments	-	-	(14,960)
Proceeds from maturities of investments	-	-	34,942
Purchases of equipment and leasehold improvements	(6,915)	(4,959)	(470)
Capitalized research and development costs	(8,095)	-	-
Net cash (used in) provided by investing activities	(15,010)	(4,959)	19,512

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	5,000	-	-
(Payments for the purchase) proceeds from the issuance of common stock, net	(10)	73	147
Proceeds from the private placement of stock, net	28,765	10,300	16,025
Proceeds from the issuance of warrants	-	-	383
Proceeds from the exercise of stock options	9,670	1,840	251
Net cash provided by financing activities	43,425	12,213	16,806
Effect of exchange rate changes on Cash and Cash Equivalents	(10)	(104)	(725)
Net increase (decrease) in Cash and Cash Equivalents	19,975	(12,764)	20,118
Cash and Cash Equivalents, beginning of year	17,766	30,530	10,412
Cash and Cash Equivalents, end of year	$37,741	$17,766	$30,530

See accompanying notes.

Index to Consolidated Financial Statements

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

As of January 31, 2006 Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 47% of the voting power of Convera. As of January 31, 2005 and 2004, Allen & Company beneficially owned more than 50% of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and professional services. Further, during fiscal year 2005, the Company embarked on an advanced Web indexing development effort focused on applying portions of the Company’s existing technology to also locate contextually relevant information on the World Wide Web (the “Web”). On November 1, 2005 the Company announced that the Excalibur Web offering was commercially available as the technology had advanced to then contain more than 4 billion documents in the index and a redundant hosting environment was established with AT&T. The Company began focusing much of its selling and marketing resources on establishing distribution channels for this technology. The Company is targeting both the commercial and the government sectors for the Excalibur Web offering at this time. Excalibur revenues may be derived from either a license model as described, or from a hosted service offering.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses and achieve profitability; the ability of Excalibur to gain market acceptance; the availability of additional capital financing on terms acceptable to the Company, if at all; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; reduced customer demand for the Company’s products and services; continued success in technological advances and development including the Excalibur Web offering; the delay or deferral of customer software implementations; the potential for U.S. Government agencies from which the Company has historically derived a significant portion of its revenues to be subject to budget cuts; a dependence on international sales; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; reliance on third party hosting facilities for our Excalibur Web offering; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; and the present ownership structure of the Company which includes Allen Holdings Inc. and related parties who exercise voting control of the Company such that other shareholders will not have an effective say in any matters upon which its shareholders vote. Although management believes that its current cash position is sufficient to sustain operations through January 31, 2007, should cash needs dictate, additional cost saving measures could be enacted to conserve cash.

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements
Customization work is sometimes required to ensure that the Company’s software functionality meets the requirements of its customers. Under these circumstances, the Company’s revenues are derived from fixed price contracts and revenue is recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. Further, the Company believes that this method of recognition is closely aligned with the evolution of the work product as defined. Estimated losses on such contracts are charged against earnings in the period such losses are identified.

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

Hosted service revenues associated with the Excalibur Web offering are recognized straight-line over the term of the applicable service agreement.

The Company incurs shipping and handling costs which are recorded in cost of license revenues.

Research and Development Costs

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” requires the capitalization of certain software development costs once technological feasibility is established, which for the Company generally occurs upon completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Historically, the period between achieving technological feasibility and the general availability of the Company’s core software products has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its core software products, that being the RetrievalWare product suite. The Company’s new Excalibur Web offering encountered a longer period between technological feasibility and the attainment of commercial availability. The Excalibur Web offering was determined to have reached technological feasibility as of January 31, 2005. As a result, the Company began capitalizing software development costs related to the Excalibur Web offering during the first quarter of fiscal year 2006 and continued to do so until such time as “commercial availability” was determined. Effective November 1, 2005, based on commercial availability, capitalization of software development costs associated with the Excalibur Web offering ceased and amortization of previously capitalized software development costs for this offering commenced. This amortization is expected to continue over a twenty-four month period, the estimated useful life of the existing product.

Advertising

Advertising costs are expensed as incurred and included with sales and marketing in the consolidated statements of operations and comprehensive loss. The Company incurred approximately $55, $197 and $449 in advertising costs for the years ended January 31, 2006, 2005 and 2004, respectively.

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

Index to Consolidated Financial Statements
Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made under the respective plans in fiscal years 2006, 2005 and 2004 consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below.

	2006	2005	2004
Net loss, as reported	$(14,261)	$(19,820)	$(18,059)
Stock-based compensation, as reported	1,419	1,416	788
Total stock-based compensation determined under fair value based method for all awards	(5,539)	(6,274)	(6,773)
Pro forma net loss	$(18,381)	$(24,678)	$(24,044)

Basic and diluted net loss per common share, as reported	($0.33)	($0.56)	($0.57)
Basic and diluted net loss per common share, pro forma	($0.43)	($0.70)	($0.76)

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

	2006	2005	2004
Expected volatility	80%	90%	96%
Risk free interest rates	3.9% to 4.4%	3.1% to 3.8%	2.5% to 3.3%
Dividend yield	None	None	None
Expected lives	5 years	5 years	5 years

The weighted average fair value per share for stock option grants that were awarded in fiscal years 2006, 2005 and 2004 was $4.40, $3.20 and $3.01, respectively. See Note 11 for additional information related to the Company’s stock compensation plans.

During fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several senior officers of the Company were awarded an aggregate of 1,800,000 shares of deferred stock with a five-year cliff vesting provision. Pursuant to a May 2003 deferred stock agreement as amended in May 2004, Mr. Condo was awarded 600,000 deferred shares of the Company's common stock. Under the amended agreement, 150,000 shares of common stock vest on each consecutive one-year anniversary of the date of grant as long as Mr. Condo remains continuously employed with the Company through such vesting date. Notwithstanding such vesting schedule, all of the deferred shares will vest on the earlier occurrence of Mr. Condo's termination of employment without cause, death or disability or a change of control of the Company. On May 20, 2004, and 2005, in accordance with the terms of the amended deferred stock agreement, tranches totaling 150,000 shares each vested. On both of these vest dates the Company withheld 48,675 of the shares at a cost of approximately $121,000 and $225,000, respectively, to fulfill Mr. Condo’s tax obligation with respect to the award. The deferred stock covering the remaining 700,000 shares, which is held by several senior officers, has a five-year cliff vesting provision, or vests immediately upon a change in control. The weighted-average fair value of the awards granted in fiscal year 2004 was $4.84 per share, based on the market price of the Company’s stock on the date of award. Compensation cost for Mr. Condo’s stock award is expensed on a straight-line basis over the four-year vesting period. Compensation cost for the remaining 700,000 shares is expensed on a straight-line basis over the five-year vesting period. In October 2005 an additional 200,000 shares of deferred stock were awarded to a new senior officer. This grant also carries a five-year cliff vesting provision, or vest immediately upon a change in control followed (a) by the officer’s continuous employment for a period of 12 months or (b) within 12 months by a termination of employment without cause, or a substantial diminution of the officer's duties and responsibilities compared to that immediately prior to the change of control. The fair value of the awards granted in October 2005 was $12.76 per share, based on the market price of the Company’s stock on the date of the award. Compensation expense, net of reversals for terminated employees, recorded by the Company in fiscal year 2006 was $1.4 million. Compensation expense of $979 and $440 is included in general and administrative costs and research and development costs, respectively, in the accompanying consolidated statements of operations and comprehensive loss. As of January 31, 2006, an aggregate of 1,200,000 shares of deferred stock were outstanding.

Index to Consolidated Financial Statements
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

Translation of Foreign Financial Statements

The functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period. Foreign currency translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction (losses) gains recorded in operating expenses were ($56), $81 and $741 for the years ended January 31, 2006, 2005 and 2004, respectively.

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

Index to Consolidated Financial Statements

Valuation Accounts

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Uncollectible Accounts Written Off, Net of Recoveries	Balance at End of Period
Year Ended January 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$537	$(10)	$(309)	$218

Year Ended January 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,793	$(401)	$(855)	$537

Year Ended January 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,569	$80	$144	$1,793

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

Short Term Investments

Highly liquid investments with maturities of one year or less at the time of purchase are classified as short-term investments. Short-term investments as of January 31, 2006 and January 31, 2005 consist of a certificate of deposit for $71, which is pledged to collateralize a letter of credit required for a leased facility

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes at the tax rates expected to be in effect when the differences reverse. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a full valuation allowance against its net deferred tax assets as of January 31, 2006.

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

Index to Consolidated Financial Statements

Goodwill and Other Intangible Assets

Convera’s prior acquisitions of other companies resulted in the acquisition of certain intangible assets and goodwill. Goodwill resulting from such acquisitions is associated with the Company’s core software products segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the impairment of goodwill is assessed on an annual basis or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value.. This assessment is performed by comparing the market value of the Company’s outstanding common stock with the carrying amount of the Company’s net assets, including goodwill. If the market value exceeds the carrying amount of the Company’s net assets, impairment of goodwill does not exist. If the market value is less than the carrying amount of the Company’s net assets, the Company will perform further analysis and may be required to record an impairment. The Company continues to amortize intangible assets that are deemed to have a finite useful life, and amortization is being charged to income on a straight-line basis over the periods estimated to benefit. Acquired developed technology is being amortized on a straight-line basis over five years.

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

Reclassifications

Certain amounts presented in the prior year’s financial statements have been reclassified to conform to the fiscal year 2006 presentation.

Other Income

For the year ended January 31, 2006 other income consisted of $908 of net interest income offset by interest expense of $306. In fiscal year 2005 other income consisted entirely of net interest income of $175. For the year ended January 31, 2004 other income consisted of $204 in interest income offset by interest expense of $17, plus a reversal of $2,363 of accrued expenses resulting from a settlement agreement reached between the Company and another party in fiscal year 2004. As a result of the settlement, the Company’s liability was reduced from $5.6 million to $3.2 million, and the previously recorded accruals were reversed into other income.

Recent Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) Supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123(R). The Company will adopt SFAS No. 123(R) on February 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: i. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. ii. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will implement SFAS No. 123(R) in the first quarter of fiscal year 2007 and intends to use the modified prospective method.

Index to Consolidated Financial Statements

(3)  RESTRUCTURING CHARGES

In fiscal years 2004 and 2005 the Company effected a re-alignment of its operational infrastructure by adopting a restructuring plan to reduce operating costs and increase efficiencies. These restructuring programs were composed entirely of workforce reductions. As a result of these restructuring programs, in conformity with SEC Staff Accounting Bulletin (SAB) No. 100, Restructuring and Impairment Charges, and EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs incurred in a Restructuring, the Company recorded restructuring charges during the years ended January 31, 2005 and 2004. In the years ended January 31, 2006 and 2005 the Company recorded restructuring adjustments related to restructurings that originated in fiscal years 2002 through 2005.

Workforce Reductions

In connection with the restructuring programs in fiscal years 2005 and 2004 the Company reduced its workforce by 105 employees worldwide, including 20 individuals from the professional services group, 33 from engineering, 27 from sales, 14 from marketing and 11 from the general and administrative group. During the fiscal years ended January 31, 2005 and 2004 the Company recorded restructuring charges related to terminated employee severance costs of $1,081 and $621, respectively.

Changes in Estimates and Adjustments

During the years ended January 31, 2006 and 2005 the company recorded adjustments to previous restructuring programs of ($57) and ($137), respectively. The fiscal year 2005 adjustment reflects the reversal of fiscal year 2002 restructuring charge related to a facility closing. The adjustment in fiscal year 2006 consisted of a reversal of $51 related to the aforementioned facility closing in fiscal year 2002 and a $6 reversal of employee termination benefits related to the restructuring in fiscal year 2005.

Restructuring costs and adjustments recorded are summarized as follows (in thousands):

	Year Ended January 31,
	2006	2005	2004
Employee termination costs	$-	$1,081	$621
Change in estimates and assumptions	(57)	(137)	-
Total	$(57)	$944	$621

The Company paid an aggregate of approximately $776, $1,616 and $1,934 against the restructuring reserve in the fiscal years ended January 31, 2006, 2005, and 2004, respectively. As of January 31, 2006 all restructuring obligations have been fully settled.

(4) ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consist of the following as of January 31, (in thousands):

	2006	2005
Billed	$4,215	$6,455
Unbilled	367	612
	4,582	7,067
Less: allowance for doubtful accounts	(218)	(537)
	$4,364	$6,530

The unbilled total represents the recognized sales value of performance and such amounts that had not been billed and were not billable to customers as of the balance sheet date. The billing is customarily determined by the delivery of milestones as set forth in the contract.

Index to Consolidated Financial Statements

(5) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at January 31, 2006 and 2005 consisted of the following:

	2006	2005
Computer equipment	$21,407	$15,426
Office furniture	2,831	2,918
Leasehold improvements	597	741
	24,835	19,085
Less accumulated depreciation	(15,683)	(13,940)
	$9,152	$5,145

Equipment and leasehold improvements are recorded at cost. Depreciation is calculated on the straight-line method over three years for computer equipment, five years for office furniture and over the shorter of the depreciable life or the life of the related lease for leasehold improvements. Depreciation expense for fiscal years 2006, 2005 and 2004 was $2,903, $1,584 and $1,660, respectively.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other acquisition-related intangibles at fiscal year ends were as follows:

	2006	2005
Goodwill	$2,275	$2,275

Developed technologies	$1,346	$1,346
Less accumulated amortization	(1,049)	(780)
	$297	$566

Amortization expense for fiscal years 2006, 2005 and 2004 was $269, $269 and $269, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2007 - $269; 2008 - $28; --none thereafter.

(7) ACCRUED EXPENSES

Accrued expenses at January 31, 2006 and 2005 consisted of the following:

	2006	2005
Accrued payroll and bonuses	$1,325	$1,552
Accrued facility costs	-	1,625
Other	1,355	878
	$2,680	$4,055

Index to Consolidated Financial Statements

(8) INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of:

	For the Fiscal Years Ended January 31,
	2006		2005		2004
Federal benefit at statutory rate	$(4,300)	(35)%	$(6,937)	(35)%	$(6,321)	(35)%
Effect of:
State benefits, net of federal benefits	(369)	(3)%	(595)	(3)%	(542)	(3)%
Expiration of NOL carryforward	1,168	10%	621	3%	-	0%
Effect of stock option exercises	(4,582)	(37)%	(12)	0%	(14)	0%
Other	(569)	(5)%	657	3%	177	1%
Valuation allowance	8,652	70%	6,266	32%	6,700	37%
Net deferred tax assets	$-	0%	$-	0%	$-	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s net deferred tax assets at January 31, 2006 and 2005 were as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards,not yet utilized	$70,720	$61,627
Capitalized research & development costs	14,576	14,862
Restructuring reserve	-	325
Other	2,289	2,119
Total deferred tax assets	87,585	78,933
Valuation allowance	(87,585)	(78,933)
Net deferred tax assets	$-	$-

At January 31, 2006 the Company had net operating loss carryforwards (“NOLs”) of approximately $185 million that expire at various dates through fiscal year 2025. The use of these NOLS may be limited by Section 382 of the Internal Revenue Code as a result of the Combination or other equity transactions. Approximately $26,880 of the NOLs relate to stock option exercises, and $17,425 and $1,470 relate to UK and Canada operations, respectively. The tax benefit associated with the stock option exercises will be credited to equity when and if realized.

As of January 31, 2006, the Company’s deferred tax assets exceeded the deferred tax liabilities. As the Company has not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

Index to Consolidated Financial Statements

(9) CAPITALIZATION

The authorized capital stock of Convera consists of 100 million shares of Class A voting common stock, par value $0.01 per share, 40 million shares of Class B non-voting common stock, par value $0.01 per share, and five million shares of cumulative convertible preferred stock, par value $0.01 per share.

In the second quarter of fiscal year 2006, the Company completed a private placement of 6,555,556 newly issued shares of its Class A common stock to two investors. The Company sold 5,555,556 shares directly to the Legg Mason Opportunity Trust at a purchase price of $4.50 per share. The remaining 1 million shares were purchased by an affiliate of Herbert A. Allen, a significant stockholder and director of the Company, at a purchase price of $4.84 per share. Net proceeds to the Company of approximately $28.8 million were and will continue to be used for the continued funding of activities related to the Excalibur Web offering and for general corporate purposes. Allen & Company LLC, a company affiliated with the majority shareholder, acted as placement agent for the private placement and was paid a commission of 4% on the shares purchased directly by the Legg Mason Opportunity Trust.

In the third quarter of fiscal year 2005, the Company completed a private placement of 3,433,333 newly-issued shares of Class A common stock to several investors, including affiliates of Allen & Company Incorporated, a significant stockholder of the Company, and certain directors. The shares were priced on September 7, 2004 at $3.00 per share, representing a premium to the $2.80 closing market price on such date. Net proceeds to the Company of approximately $10.3 million were used to finance ongoing operations and for general corporate purposes, including potential acquisitions.

In the second quarter of fiscal year 2004, the Company completed a private placement of 4,714,111 shares of its Class A common stock to a group of unaffiliated institutional investors. The Company sold the shares at a purchase price of $3.60 per share, resulting in net proceeds to the Company of approximately $16.0 million. In connection with this private placement, the Company has incurred expenses of approximately $946, which have been recorded in equity as an offset against the proceeds. The Company used the net proceeds to finance ongoing operations and for general corporate purposes, including potential acquisitions. Allen & Company LLC, a company affiliated with the majority shareholder, acted as placement agent for the private placement and was paid a commission of 5%, which is included in the offering expenses above.

No shares of the Company’s Class B common stock are issued or outstanding at January 31, 2006.

(10) NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	For the Fiscal Years Ended January 31,
	2006	2005	2004
Numerator:
Net loss	$(14,261)	$(19,820)	$(18,059)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	43,088,677	35,432,754	31,486,032

Basic and diluted net loss per common share	$(0.33)	$(0.56)	$(0.57)

Using the treasury stock method the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	For the Fiscal Years Ended January 31,
	2006	2005	2004
Stock options	3,761,226	712,682	199,901
Deferred stock	616,613	182,597	40,694
Stock warrants	-	-	71,551

Index to Consolidated Financial Statements
(11) EMPLOYEE BENEFIT PLANS

Stock Options

The Convera 2000 Stock Option Plan authorizes the granting of stock options and other forms of incentive compensation to purchase up to 11.25 million shares of the Company’s Class A common stock in order to attract, retain and reward key employees. In addition, at the closing of the Combination, Convera assumed Excalibur’s existing stock option plans. The various plans are administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options and other stock based compensation pursuant to the plans and the terms and option exercise prices of the stock options. Of the total number of shares authorized for stock based compensation, options or warrants to purchase 8,495,022 shares and 1,200,000 deferred shares were outstanding as of January 31, 2006. The Company had a total of 334,348 shares of Class A common stock reserved for the issuance of warrants, deferred shares and options under the plans as of January 31, 2006.

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

The following table summarizes the Company's activity for all of its stock option awards:

	Number of Options	Range of Exercise Prices	Weighted-Average Exercise Price
Balance, January 31, 2003	8,813,654	$1.45 - 52.75	$5.25
Granted	480,310	3.40 - 4.95	4.09
Exercised	(61,016)	1.70 - 4.75	4.11
Canceled	(2,031,592)	2.43 - 39.63	5.02
Balance, January 31, 2004	7,201,356	$1.45-52.75	$5.24
Granted	3,937,150	2.24 - 5.31	3.20
Exercised	(465,469)	1.45 - 4.75	3.95
Canceled	(1,398,211)	1.45 - 52.75	4.44
Balance, January 31, 2005	9,274,826	$1.60 -46.06	$4.55
Granted	2,684,000	4.19 - 16.09	6.88
Exercised	(2,406,090)	1.60 - 10.38	4.02
Canceled	(1,057,714)	1.80 - 35.50	6.06
Balance, January 31, 2006	8,495,022	$1.70 -46.06	$5.25

Options to purchase 3,971,846, 5,324,042 and 4,830,097 shares of the Company’s common stock were vested and exercisable at January 31, 2006, 2005 and 2004, respectively, at weighted-average exercise prices of $5.16, $5.44 and $5.64 per share, respectively.

Index to Consolidated Financial Statements

The following table summarizes additional information about stock options outstanding at January 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.70 to $ 4.07	1,701,255	8.13 years	$2.68	406,285	$3.13
$4.14 to $ 5.09	5,650,527	7.13	4.54	3,168,699	4.43
$5.31 to $8.13	203,628	3.35	7.03	173,250	7.19
$8.19 to $16.09	819,562	8.89	12.33	103,562	10.42
$20.52 to $46.06	120,050	3.01	23.77	120,050	23.77
	8,495,022	7.35 years	$5.25	3,971,846	$5.16

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

Of the 250,000 shares of Class A common stock that were reserved for issuance, 73 and 152,778 shares were purchased by employees in fiscal years 2003 and 2002, respectively.

During the fourth quarter of the fiscal year ended January 31, 2002, the Convera shareholders approved an amendment to the ESPP authorizing an additional 1,000,000 shares to be reserved for issuance under the plan. These shares were included as treasury stock as of January 31, 2002 and are released from the treasury as employees purchase the shares through the ESPP. During the fiscal years 2006, 2005, 2004 and 2003, 52,055, 86,849, 63,898 and 122,845 shares were purchased by the employees, respectively, leaving 674,353 shares in treasury as of January 31, 2006.

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

For the fiscal years ended January 31, 2006, 2005 and 2004, the Company contributed approximately $424, $483 and $477, respectively, to the employee savings plan.

Index to Consolidated Financial Statements

(12) COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations using leased facilities. The leases terminate at various dates through fiscal year 2009 with options to renew. Certain leases provide for scheduled rent increases and obligate the Company to pay shared portions of the operating expenses such as taxes, maintenance and repair costs. The Company also has operating leases for equipment and its foreign subsidiary has operating leases for automobiles that are included in the figures below. Future minimum rental payments under non-cancelable operating leases as of January 31, 2006 are as follows:

Year Ending January 31,
2007	$1,570
2008	756
2009	91
2010 and beyond	-
$2,417

Total rental expense under operating leases was approximately $1,805, $2,743 and $2,982 for fiscal years 2006, 2005 and 2004, respectively.

Contingencies

On November 1, 2001, DSMC, Incorporated ("DSMCi") filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi's trade secrets, and engaged in civil conspiracy with the NGT Library, Inc. ("NGTL"), an affiliate of the National Geographic Society, to obtain access to DSMCi's trade secrets, and was unjustly enriched by the Company's alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. NGTL intervened in the litigation as a co-defendant with Convera, and filed counterclaims against DSMCi. Convera moved to compel arbitration of DSMCi's claims; the District Court denied the motion, and Convera filed an interlocutory appeal. The D.C. Circuit, in November 2003, ruled that it did not have jurisdiction to consider the appeal. During December 2005 DSMCi and NGTL entered into a Settlement Agreement and Release.  The U.S. District Court dismissed claims against NGTL on December 23, 2005. The litigation between the Company and DSMCi is currently in the summary judgment phase in the District Court. The Company has investigated the claims and continues to believe that the claims are without merit.

In connection with this litigation, the Company brought an arbitration claim against NGTL on September 13, 2005, seeking indemnification for its defense costs and potential liability pursuant to an indemnity provision in a service agreement between NGTL and the Company. In response, NGTL brought a cross claim against the Company under the same contract provision for indemnification of NGTL’s respective costs and liability. This arbitration is in its early stage.

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

Index to Consolidated Financial Statements

(13) SEGMENT REPORTING

The Company is engaged in the design, development, marketing and support of search, retrieval and categorization solutions. All of the Company’s revenues result from the sale of the Company’s software products and related services for all fiscal year’s presented. During fiscal year 2005, the Company embarked on an advanced development effort focused on applying portions of its existing core technology to also locate contextually relevant information on the World Wide Web. This development effort has resulted in the Excalibur Web offering. Accordingly, as of January 31, 2006 the Company considers itself to have two reportable segments, specifically the license, implementation and support of its core software products business as well as the Web indexing segment. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, expenses and relevant balance sheet items for both product segments and by geographic region for purposes of making operating decisions and assessing financial performance.

The following table reconciles the Company’s segment activity to its consolidated results of operations for the years ended January 31, 2006, 2005 and 2004.

	Fiscal Years Ended January 31,
	2006	2005	2004
Revenues and expenses
Core Software Products (RetrievalWare)
Revenues	$20,988	$25,698	$29,251
Expenses, excluding depreciation	(27,108)	(40,032)	(48,200)
Depreciation	(630)	(1,267)	(1,660)
Net operating loss	$(6,750)	$(15,601)	$(20,609)

Web Indexing (Excalibur)
Revenues	$20	$-	$-
Expenses, excluding depreciation	(5,859)	(4,063)	-
Depreciation	(2,274)	(331)	-
Net operating loss	$(8,113)	$(4,394)	$-

Reconciliation to consolidated net loss
Net operating loss-both reporting segments	$(14,863)	$(19,995)	$(20,609)
Other income, net (unallocated)	602	175	2,550
Net loss before income taxes	(14,261)	(19,820)	(18,059)
Income tax benefit	-	-	-
Net loss	$(14,261)	$(19,820)	$(18,059)

Index to Consolidated Financial Statements

The following table reconciles each segments total assets to the Company’s consolidated total assets for the years ended January 31, 2006 and 2005.

	Fiscal Years Ended January 31,
	2006	2005
Core Software Products (RetrievalWare)
Equipment and leasehold improvements, net of accumulated depreciation	$934	$1,353
All other assets	47,964	31,149
Total assets for segment	$48,898	$32,502

Web Indexing (Excalibur)
Equipment and leasehold improvements, net of accumulated depreciation	$8,218	$3,792
All other assets	7,101	-
Total assets for segment	$15,319	$3,792

Consolidated total assets	$64,217	$36,294

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	Fiscal Years Ended January 31,
	2006	2005	2004
Sales to customers:
United States	$15,767	$18,171	$21,896
United Kingdom	4,472	6,608	2,815
All Other	769	919	4,540
	$21,008	$25,698	$29,251
Long-lived assets:
United States	$18,983	$9,350	$6,671
All Other	661	187	423
	$19,644	$9,537	$7,094

Major Customers

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $11,310 $11,600 and $15,200, respectively, in the fiscal years ended January 31, 2006, 2005 and 2004. These revenues, expressed as a percentage of total revenues for each such fiscal year, were approximately 54%, 45% and 52%, respectively. For the fiscal year ended January 31, 2006 one customer accounted for approximately 14% of the Company’s total revenues. One reseller customer accounted for approximately 17% of the Company’s total revenues for the fiscal year ended January 31, 2005 and one customer accounted for 12% of the Company’s total revenues for the fiscal year ended January 31, 2004.

(14) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	For the Fiscal Years Ended January 31,
	2006	2005	2004
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Stock options exercised under deferred compensation arrangements	$225	$121	$25

Index to Consolidated Financial Statements

(15) SELECTED QUARTERLY INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006:
Revenues	$5,078	$7,804	$4,512	$3,613
Operating loss	(2,495)	(100)	(2,732)	(9,536)
Restructuring charges	(56)	-	(1)	-
Other income	-	-	-	-
Net loss	(2,469)	(25)	(2,491)	(9,276)

Basic and diluted loss per common share	$(0.06)	$(0.00)	$(0.05)	$(0.20)

2005:
Revenues	$8,170	$5,067	$6,130	$6,331
Operating loss	(4,796)	(7,079)	(4,563)	(3,557)
Restructuring charges	-	-	518	426
Other income	-	-	-	-
Net loss	(4,759)	(7,049)	(4,518)	(3,494)

Basic and diluted loss per common share	$(0.14)	$(0.21)	$(0.13)	$(0.09)

(16) LONG-TERM DEBT

On March 23, 2005 the Company secured a $5 million term loan from Silicon Valley Bank (“SVB”), the primary subsidiary of Silicon Valley Bancshares (NASDAQ: SIVB). The four-year, term facility was secured to provide financing for capital purchases including those for the Excalibur Web offering. The loan bears interest at 7% per annum and is secured by a first lien on all corporate assets, excluding intellectual property. Scheduled monthly payments of interest only are due through March 2006. The balance is scheduled to be paid in 36 monthly installments of approximately $155 including principal and interest. Additionally, a balloon interest payment of $125 is due in March 2009. The note includes certain financial covenants including cash to debt ratios. The agreement also requires the Company to maintain a cash balance with SVB equal to twice the amount of the loan outstanding. During the fiscal year ended January 31, 2006 the Company recorded interest expense of $306. As of January 31, 2006, the Company was in compliance will all required covenants. The Company retired this facility on February 28, 2006.

(17) SUBSEQUENT EVENTS

On February 28, 2006 the Company completed a private placement of 5,103,333 newly-issued shares of common stock to a group of institutional investors resulting in net proceeds of approximately $36.7 million. The shares were sold at a price of $7.50 per share, which represented a 6.58% discount to the Company’s trailing 10-day average closing price preceding the date of Board approval. Allen & Company LLC, a company affiliated with the majority shareholder, acted as placement agent for the private placement and was paid a commission of 4%.

Concurrent with this private placement, the Company retired the Silicon Valley Bank term loan facility. The remaining balance of the private placement proceeds, which totaled approximately $31.6 million are to be used for general corporate purposes, including the Excalibur Web offering.

Index to Consolidated Financial Statements