Form 10-Q
period 2006-04-30
CONVERA CORP
filed 2006-06-09
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's Class A common stock as May 31, 2006 was 52,533,457

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2006

PART I. FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	April 30, 2006 (Unaudited)	January 31, 2006
Current Assets:
Cash and cash equivalents	$63,924	$37,741
Short term investments	71	71
Accounts receivable, net of allowance for doubtful accounts of $217 and $218, respectively	4,890	4,364
Prepaid expenses and other	2,186	2,396
Total current assets	71,071	44,572

Equipment and leasehold improvements, net of accumulated depreciation of $16,838 and $15,683, respectively	8,226	9,152
Other assets	677	819
Capitalized research and development costs	6,095	7,102
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of $1,117 and $1,049, respectively	230	297
Total assets	$88,574	$64,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,786	$1,367
Accrued expenses	2,761	2,680
Deferred revenues	3,758	3,931
Current maturities of long-term debt	-	1,283
Total current liabilities	8,305	9,261

Deferred revenues - long-term	336	398
Long-term debt, net of current portion	-	3,717
Total liabilities	8,641	13,376

Commitments and Contingencies

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 53,091,815 and 47,803,186 shares issued, respectively; 52,425,299 and 47,128,833 shares outstanding, respectively	530	477
Treasury stock at cost, 666,516 and 674,353 shares, respectively	(1,540)	(1,558)
Additional paid-in-capital	1,163,178	1,124,068
Accumulated deficit	(1,080,722)	(1,070,706)
Accumulated other comprehensive loss	(1,513)	(1,440)
Total shareholders' equity	79,933	50,841
Total liabilities and shareholders' equity	$88,574	$64,217

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended April 30
Revenues:	2006	2005

License	$2,294	$2,187
Services	527	840
Maintenance	1,847	2,051
	4,668	5,078

Expenses:
Cost of revenues (excluding amortization of capitalized research and product development costs shown separately below):
License	530	430
Services	2,315	828
Maintenance	272	221
Sales and marketing	2,810	2,196
Research and product development	4,019	1,654
General and administrative	4,097	2,300
Restructuring charge (recovery)	-	(56)
Amortization of capitalized research and product development costs	1,014	-
	15,057	7,573

Operating loss	(10,389)	(2,495)

Interest income, net	373	26

Net loss	$(10,016)	$(2,469)

Basic and diluted net loss per common share	$(0.20)	$(0.06)
Weighted-average number of common shares outstanding - basic and diluted	50,773,206	38,350,946

Other comprehensive loss:
Net loss	(10,016)	(2,469)
Foreign currency translation adjustment	(73)	181
Comprehensive loss	$(10,089)	$(2,288)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended April 30
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(10,016)	$(2,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,164	618
Non-cash restructuring charges	-	(56)
Provision for doubtful accounts	(6)	11
Stock-based compensation	1,659	367
Changes in operating assets and liabilities:
Accounts receivable	(480)	1,172
Prepaid expenses and other assets	366	725
Accounts payable, accrued expenses and accrued bonuses	473	(1,251)
Restructuring reserve	-	(254)
Deferred revenues	(263)	(675)
Net cash used in operating activities	(6,103)	(1,812)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(154)	(49)
Capitalized research and development costs	-	(2,286)
Net cash used in investing activities	(154)	(2,335)

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	-	5,000
Repayment of long-term debt	(5,000)	-
Proceeds from the issuance of common stock, net	52	38
Proceeds from the private placement of stock, net	36,744	-
Proceeds from the exercise of stock options	726	2,884
Net cash provided by financing activities	32,522	7,922
Effect of Exchange Rate Changes on Cash	(82)	160
Net Increase in Cash and Cash Equivalents	26,183	3,935
Cash and Cash Equivalents, beginning of period	37,741	17,766
Cash and Cash Equivalents, end of period	$63,924	$21,701

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except share and per share data)

(1) THE COMPANY

These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto as included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

Convera Corporation (“Convera” or the “Company”) was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).

As of April 30, 2006 Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 43% of the voting power of Convera. As of April 30, 2005, Allen & Company beneficially owned more than 50% of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training, professional services and hosted services. The Company’s latest software release, RetrievalWare 8, includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing capabilities. In addition, the Company has developed a Web indexing technology focused on applying portions of the Company’s existing core technology to also locate contextually relevant information on the world wide web. This next-generation search technology, named Excalibur, contains billions of pages of textual web content, approximately 1 billion images, 17 million audio components and 5 million videos. The Company has developed its Excalibur Web offering to add structure to the Web through the use of proprietary taxonomies and ontologies, semantic analysis and deep knowledge resources capable of providing end-users with more relevant search results. The technology also supports complex queries, offers built in video and image search, and provides geo-locational data. On November 1, 2005 the Company announced that the Excalibur Web offering was commercially available. The Excalibur Web offering may be used in concert with the RetrievalWare solution or with a customer’s existing internal application to create an integrated portal offering “blended” results from both Intranet and open-source or Web-based content. The Company may elect to establish a public search portal for the Excalibur Web offering over the coming quarters. The Company also operates two hosting facilities under its master hosting facility agreement with AT&T for the Excalibur Web offering.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses and achieve profitability; the ability of Excalibur to achieve market acceptance; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; reduced customer demand for the Company’s products and services; the uncertainty of newly emerging technologies including the Excalibur Web offering; continued success in technological advances and development; the delay or deferral of customer software implementations; the potential for U.S. Government agencies from which the Company has historically derived a significant portion of its revenues to be subject to budget cuts; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; reliance on third party hosting facilities for the Company’s Excalibur Web offering; a dependence on international sales; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; the availability of additional capital financing on terms acceptable to the Company, if at all; and the present ownership structure of the Company which includes Allen Holdings Inc. and related parties who are able collectively to significantly influence the outcome of matters requiring a stockholder vote, such that other shareholders will not have an effective say in any such matters. Although management believes that its current cash position is sufficient to sustain operations through January 31, 2007, should cash needs dictate, additional cost saving measures could be enacted to conserve cash.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three month period ended April 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2007.

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

Research and Product Development Costs

Software development costs are included in research and product development and are expensed as incurred. Historically, the period between achieving technological feasibility and the general availability of the Company’s core software products has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its core software products, that being the RetrievalWare product suite. The Company’s new Excalibur Web offering encountered a longer period between technological feasibility and the attainment of commercial availability and as a result, the Company began capitalizing software development costs related to the Excalibur Web offering during the first quarter of fiscal year 2006 and continued to do so until such time as “commercial availability” was determined. Capitalization of software development costs associated with the Excalibur Web offering ceased and amortization of previously capitalized software development costs for this offering commenced on November 1, 2005. This amortization is expected to continue over a twenty-four month period, the estimated useful life of the existing product.

Adoption of Statement of Financial Accounting Standard 123(R)

On February 1, 2006, the Company adopted the provisions of and accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). SFAS 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic method under Accounting Principal Board Opinion No. 25 (“APB25”) Accounting for Stock Issued to Employees, and instead requires that such transaction be accounted for using a fair value based method.

The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock-based awards under SFAS 123(R) which is consistent with that used for pro forma disclosures under SFAS 123 Accounting for Stock-Based Compensation.

The Company has elected the modified-prospective transition method as permitted by SFAS 123(R). The consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of the adoption of SFAS 123(R). The modified -prospective transition method requires that stock-based compensation expense be recorded for all new grants and to the unvested portion of grants that were outstanding and unvested and ultimately expected to vest as the requisite service is rendered beginning of February 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense for awards granted prior to February 1, 2006 is based on the grant date fair value as determined under the pro forma provisions of SFAS 123. The Company has recorded an incremental $1.2 million of stock-based compensation expense during the first quarter of fiscal 2007 as a result of the adoption of SFAS 123(R).

As of April 30, 2006 no stock-based compensation costs related to stock options were capitalized as part of the cost of an asset. There were however $144 of capitalized stock-based compensation costs related to deferred stock grants included in capitalized research and development costs on the consolidated balance sheets as of April 30, 2006. As of April 30, 2006 a total of $13.0 million of unrecognized compensation cost related to stock options are expected to be recognized over a weighted average period of 3.0 years.

Prior to the adoption of SFAS 123 (R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic method prescribed by APB No. 25. The Company applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock -Based Compensation- Transition and Disclosure, as if the fair-value based method had been applied in measuring compensation expense. Under APB No. 25, when the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The following table illustrates the effect on net loss and net loss per common share during the three month period ended April 30, 2005, as if the Company had applied the fair value provisions of SFAS 123 to stock-based compensation for that period (in thousands, except per share amounts):

Three Months Ended April 30, 2005
Net loss, as reported	$(2,469)
Stock-based compensation, as reported	367
Total Stock-based compensation determined under
fair value based method for all awards	(1,199)
Pro forma net loss	$(3,301)

Basic and diluted net loss per common share,
as reported	$(0.06)
Basic and diluted loss per common share,
Pro forma	$(0.09)

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, that allows for a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Further information regarding stock-based compensation can be found in Note 10 of these notes to the Consolidated Financial Statements.

(3) RECENT PRONOUNCEMENTS

In the first quarter of 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company’s Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended April 30,
	2006	2005
Numerator:
Net loss	$(10,016)	$(2,469)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	50,773,206	38,350,946

Basic and diluted net loss per common share	$(0.20)	$(0.06)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	For the Three Months Ended April 30,
	2006	2005
Stock options	3,938,662	1,988,355
Deferred stock grants	682,547	437,176
	4,621,209	2,425,531

(5)  RESTRUCTURINGS

During the quarter ended April 30, 2005, the Company recorded a non-cash restructuring credit of $56 reflecting the reversal of a fiscal year 2002 restructuring charge related to a facility closing. The Company paid an aggregate of approximately $0 and $254 against the restructuring reserve during the quarters ended April 30, 2006 and 2005, respectively.

(6)  SEGMENT REPORTING

The Company is principally engaged in the design, development, marketing and support of search, retrieval and categorization solutions. Substantially all of the Company’s revenues result from the sale of the Company’s software products and related services for all fiscal years presented. In fiscal year 2005, the Company embarked on an advanced development effort focused on applying portions of its existing core technology to locate contextually relevant information on the World Wide Web. This initiative resulted in the Excalibur Web offering becoming a commercially available product during fiscal year 2006. As such, the Company considered itself to have two reportable segments during fiscal year 2006, specifically the license, implementation and support of its core software products business (e.g., RetrievalWare) and the Excalibur Web offering. In fiscal year 2007 the Company has consolidated the resources of both product offerings and now considers itself to have one reportable segment. For purposes of making operating decisions and assessing financial performance, the Company’s chief operating decision-making group reviews financial information of its software product offerings on a consolidated basis.

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	Three Months Ended April 30,
	2006	2005
Sales to Customers:
United States	$3,598	$3,138
United Kingdom	1,066	1,406
All Other	4	534
	$4,668	$5,078

Major Customers

For the three month periods ended April 30, 2006 and 2005, revenues derived from sales to agencies of the U.S. Government were approximately $3,134 and $1,659 representing 67% and 33% of total revenues, respectively. Two customers collectively accounted for approximately 32% (22% and 10%, respectively) of the Company’s total revenues for the three-month period ended April 30, 2006. In the quarter ended April 30, 2005, revenues derived from one customer accounted for approximately 14% of the Company’s total revenues.

(7) INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2007, the Company expects that it will generate additional NOLs for the remainder of the year. As of April 30, 2006, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to generate sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has continued to provide a full valuation allowance against such deferred tax assets as of April 30, 2006.

(8) LONG-TERM DEBT

On March 23, 2005 the Company secured a $5 million term loan from Silicon Valley Bank (“SVB”), the primary subsidiary of Silicon Valley Bancshares (NASDAQ: SIVB). The four-year, term facility was secured to provide financing for capital purchases including those for the Excalibur Web offering. The loan incurred interest at 7% per annum was secured by a first lien on all corporate assets, excluding intellectual property and included certain financial covenants including cash to debt ratios. The Company retired this facility on February 28, 2006.

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

In connection with this litigation, the Company brought an arbitration claim against NGTL on September 13, 2005, seeking indemnification for its defense costs and potential liability pursuant to an indemnity provision in a service agreement between NGTL and the Company. In response, NGTL brought a cross claim against the Company under the same contract provision for indemnification of NGTL’s respective costs and liability. This arbitration remains in its early stage.

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

(10) STOCK-BASED COMPENSATION

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on a combination of selected historical volatility and implied volatility of the Company’s common stock, comparable peer companies  and selected industry indices. The expected life of an award is computed as the average of the vesting term and the term of the option.

As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three months ended April 30, 2006 has been reduced for estimated forfeitures. When estimating forfeiture rates, we consider voluntary termination behaviors as well as trends of actual option forfeitures across two employee classes. Class 1 was comprised of senior management; Class 2 included all other employees. As such, the forfeiture rate used in the computation of stock option expense for the three months ended April 30, 2006 was 0.3% for Class 1 and 10% for Class 2.

The following table shows the assumptions used for the grants that occurred in each fiscal year.

	Three months ended April 30,
	2006	2005

Expected life of stock options	6.25 years	5 years
Expected volatility	68%	86%
Risk free interest rates	4.70%	3.98%
Dividend yield	None	None

Weighted average fair value of options granted during the period	$ 5.59	$ 3.37

The Company’s Employee Stock Purchase Plan, or “ESPP,” allows eligible employees to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. The Company’s ESPP is deemed to be compensatory, and therefore, ESPP expenses under SFAS 123R have been included in the Company’s Condensed Consolidated Statements of Operations for the quarter ended April 30, 2006.

The impact on the Company’s results of operations of recording stock-based compensation related to stock options and the ESPP for the three month period ended April 30, 2006 was as follows (in thousands):

Cost of revenues	$63
Sales and marketing	149
Research and product development	389
General and administrative	563
$1,164

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,”“expects,”“believes,”“plans,”“predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A. Risk Factors. The following discussion should be read in conjunction with the Company’s most recent Form 10-K and the consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

The Company principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners. Revenues are generated from software licenses, product maintenance, training, professional services and hosted services. Additions to the number of authorized users, licenses issued for additional products, engagements for the development of custom solutions and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and upgrades or enhancements of particular software products when and if they are released. With respect to the Company’s Excalibur Web offering, revenues may be derived from either a license model as described, or from a hosted service offering.

The Company believes its RetrievalWare product has unique capabilities supporting the needs of customers within government agencies that will enable it to capitalize on current market opportunities and achieve its operational goals. Going forward, the Company expects to focus a substantial amount of resources on further penetration of the national security, defense, law enforcement and intelligence gathering community with the United States and its allies. An important objective in this market is to continue upgrading existing installations of older versions of RetrievalWare to the RetrievalWare 8 platform that includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing software capabilities.

Further, the Company has increased its development, selling & marketing efforts with regard to its Excalibur Web offering. Excalibur is an advanced effort aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the Web. The Company launched the Excalibur Web offering on November 1, 2005 and has begun to focus on creating distribution channels for this new technology. In concert with the Excalibur Web offering, Convera has entered into a master hosting facility agreement with AT&T and has established two hosting facilities (San Diego, CA and Dallas, TX) in support of its Excalibur Web offering. The Company will look to focus a majority of its selling and marketing efforts on the government and intelligence gathering community as well as the media and publishing sector for the Excalibur Web offering. This selling and marketing strategy is designed to capitalize on the alignment between customer requirements seeking both Intranet and open source or Web-based searches and categorization technologies. With respect to the Excalibur Web offering, future cash outlays will be limited to equipment, personnel and general operating costs, including marketing activities. The Company expects to continue to increase its investment in Excalibur Web offering and may also elect to seek additional funding sources for this effort. The Company may also elect to seek additional and/or alternative market segments for the Excalibur Web offering over the coming quarters.

Management’s primary objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue opportunities to determine the market sectors in which the Company should concentrate its sales and marketing efforts. The Company’s business environment and the search software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company competes within the commercial sector where its market position has not been as strong as it has been within the government sector. As such, the Company has elected to focus the majority of its efforts within the commercial setting on the media and publishing sectors. The Company believes this segment may afford greater opportunities when compared to addressing a wide array of commercial market segments. The Company’s competitors include many companies that are larger and more established and have substantially more resources. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. To address the competition, the Company will continue to invest in research and product development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company may also make additional investments in specific product features to better serve the needs of customers looking for online customer service and support solutions and with regard to the Excalibur Web offering, may elect to establish a public search portal.

Results of Operations

For the three months ended April 30, 2006, total revenues were $4.7 million, a decrease of 8% versus total revenues of $5.1 million for the comparable prior-year period. The net loss for the quarter ended April 30, 2006 was $10.0 million, or $0.20 per common share, compared to a net loss of $2.5 million, or $0.06 per common share in the comparable prior-year period.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended April 30, 2006 and 2005, respectively (dollars in thousands).

Components of Revenues and Expenses
					Increase/
	Three Months Ended April 30,				(Decrease)
	2006		2005		%
Revenues:
License	$2,294	49%	$2,187	43%	5%
Services	527	11%	840	17%	(37%)
Maintenance	1,847	40%	2,051	40%	(10%)
	$4,668	100%	$5,078	100%	(8%)

Expenses:
Cost of revenues(1)
License	$530	12%	$430	9%	23%
Services	2,315	50%	828	16%	180%
Maintenance	272	6%	221	4%	23%
Sales and marketing	2,810	60%	2,196	43%	28%
Research and product development	4,019	86%	1,654	33%	143%
General and administrative	4,097	88%	2,300	45%	78%
Restructuring charge (recovery)	-	0%	(56)	(1%)	(100%)
Amortization of capitalized R&D costs	1,014	22%	-	0%	-
Total expenses	$15,057	323%	$7,573	149%	99%

Operating loss	$(10,389)		$(2,495)

Interest income, net	373		26

Net loss	$(10,016)		$(2,469)

(1) FY06 total excludes amortization of capitalized R&D costs shown separately below

Revenues

License revenues increased 5% to $2.3 million for the three months ended April 30, 2006 versus $2.2 million for the comparable prior-year period. Federal license revenues increased 1132% versus the comparable prior-year period driven primarily by two large government contracts which represented more than 85% of the Federal license revenues for the period. International license revenues decreased by 54% versus the comparable prior-year period due to lower deal volume and average deal size. Commercial license revenues declined by 99% versus the comparable prior-year period due to the Company’s decision to reduce its marketing and selling efforts towards this segment for its RetrievalWare product offering.

Services revenues, which include professional services, training, and hosted services associated with the Excalibur Web offering, totaled $ 0.5 million for the three months ended April 30, 2006. This represents a 37% decrease when compared to $0.8 million in services revenues for the comparable prior-year period. Commercial, Federal, and International services revenues declined by 60%, 39%, and 27%, respectively versus the comparable prior-year period. On a consolidated basis, this decline was due primarily to the completion of a large Federal government engagement during fiscal year 2006 and the absence of a like-sized engagement in the current quarter.

Maintenance revenues totaled $1.8 million for the three months ended April 30, 2006, representing a 10% decrease versus the comparable prior-year period. Federal maintenance revenues increased by 19%, and were offset by a 39% and 22% decline in the Commercial and International segments, respectively. Federal maintenance renewals from within the existing customer base remain strong. The decreases in the Commercial and International segments reflect reduced software sales in those segments over the last several quarters.

For the three months ended April 30, 2006, total revenues derived from sales to agencies of the U.S. federal government were approximately $3.1 million, representing 67% of total revenues. Two customers collectively accounted for approximately 32% (22% and 10%, respectively) of the Company’s total revenues for the three-month period ended April 30, 2006.

Revenues from international operations are generated primarily from software licenses and related support services with various European commercial and government customers. The Company's international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom. International revenues decreased by 45% for the three months ended April 30, 2006 to $1.1 million, versus $1.9 million in the comparable prior-year period.

Expenses

Cost of license revenues for the three months ended April 30, 2006 increased 23% to $0.5 million versus $0.4 million in the comparable prior-year period. Cost of license revenues as a percentage of license revenues was 23% in the current quarter compared to 20% in the comparable prior-year period. The increase in cost of license revenues is attributed to increased third party licensing costs, primarily for the Excalibur Web offering.

Cost of services revenues for the three months ended April 30, 2006 increased 180% to $2.3 million versus $0.8 million in the comparable prior-year period. Cost of services revenues as a percentage of services revenues was 438% in the current quarter compared to 99% in the comparable prior-year period. The increase in cost of services revenues is attributed to increased costs associated with the establishment and management of two AT&T hosting facilities for the Excalibur Web offering as well as the addition of stock-based compensation expense related to the adoption of SFAS 123(R). Cost of professional services revenues for the first quarter of the current fiscal year was $0.5 million, a 34% decrease when compared to the comparable prior-year period. The reduced professional services expense is attributed to lower personnel-related and outsourced contractor expense.

Cost of maintenance revenues for the three months ended April 30, 2006 increased 23% to $0.3 million versus $0.2 million in the comparable prior-year period. As a percentage of maintenance revenues, cost of maintenance was 15% in the current quarter compared to 11% in the comparable prior-year period. The increase in cost of maintenance revenues versus the comparable prior-year period is due primarily to outsourcing costs associated with supporting the Company’s File Room product.

Sales and marketing expenses for the three months ended April 30, 2006 increased 28% to $2.8 million versus $2.2 million in the comparable prior-year period, representing 60% and 43% of total revenues, respectively. The increase in sales and marketing expenses are attributable to higher personnel-related costs, increased marketing program expenditures and the addition of stock-based compensation expense related to the adoption of SFAS 123(R).

Research and product development expenses for the three months ended April 30, 2006 increased 143% to $4.0 million versus $1.7 million for the comparable prior-year period. This increase is attributed to the capitalization of approximately $2.3 million during the first fiscal quarter of 2006 coupled with approximately $0.4 million of stock-based compensation expense related to the adoption of SFAS 123(R) in the first fiscal quarter of 2007. Absent the fiscal year 2006 capitalization and the fiscal year 2007 stock-based compensation charge, research and product development costs would have decreased in the current quarter versus the comparable prior-year period. This decrease is attributed to the reclassification of costs associated with the management of the two AT&T hosting facilities from research and product development to cost of sales upon the attainment of commercial availability of the Excalibur Web offering.

General and administrative expenses for the three months ended April 30, 2006 increased 78% to $4.1 million versus $2.3 million for the comparable prior-year period, representing 88% and 45% of total revenues, respectively. The increase in general and administrative expenses is attributed to increased personnel-related costs, higher legal fees primarily associated with the ongoing DSMCi matter and higher accountancy expenses, primarily related to the Company’s Sarbanes-Oxley compliance efforts. The addition of stock-based compensation expense also contributed to the overall increase in general and administrative expenses in the current fiscal quarter.

Stock-Based Compensation Expense (Included in the aforementioned expense categories for fiscal year 2007)

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes valuation model requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected term. The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, the Company considers many factors when estimating expected forfeitures and expected term, including types of awards, employee class, and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The Company adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of February 1, 2006. The Company’s consolidated financial statements for the first quarter of fiscal year 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The Company recorded $1.7 million in Stock-Based Compensation expense during the first quarter of fiscal 2007 of which $1.2 million was related to the adoption of the provisions as set forth under SFAS 123(R). No such expense was recorded in the comparable period of fiscal year 2006. There was however $0.4 million in Stock-Based Compensation expense related to deferred stock grants recorded in the first quarter of fiscal year 2006.

The impact on the Company’s results of operations of recording stock-based compensation related to the adoption of SFAS 123(R) for the three month period ended April 30, 2006 was as follows (in thousands):

Cost of revenues	$63
Sales and marketing	149
Research and product development	389
General and administrative	563
$1,164

Amortization of capitalized research & product development costs

For the three months ended April 30, 2006 the Company amortized $1.0 million of previously capitalized research and product development costs associated with the Excalibur Web offering. With the attainment of commercial availability of the Excalibur Web offering on November 1, 2005, amortization of $8.1 million of previously capitalized costs commenced and are currently being amortized over a 24-month period.

Interest income, net

Net interest income for the three months ended April 30, 2006 increased to $373,000 from $26,000 for the comparable prior-year period. The increase in interest income is the result of greater cash balances and interest yields versus the comparable prior-year period.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at April 30, 2006 as compared to January 31, 2006 is summarized below (in thousands).

	April 30, 2006	January 31, 2006	Change
Cash and cash equivalents	$63,924	$37,741	$26,183
Investments	71	71	-
Total	$63,995	$37,812	$26,183

For the quarter ended April 30, 2006, the Company used cash of $6.1 million to fund operating activities, compared to $1.8 million used in the same period last year. The net loss of $10.0 million was offset by non-cash charges totaling $3.8 million including depreciation and amortization of $2.1 million and stock-based compensation (option issuances and deferred stock grants) of $1.7 million. Increases to accounts receivable used $0.5 million while decreases to prepaid expenses and other assets provided $0.4 million. Increases to accounts payable and accrued expenses provided $0.5 million while decreases to deferred revenue used $0.3 million. The net loss of $2.5 million for the quarter ended April 30, 2005 was offset by non-cash charges totaling $1.0 million including depreciation of $0.5 million, amortization of developed technology of $0.1 million, and amortization of deferred stock compensation of $0.4 million. Decreases to accounts receivable provided $1.2 million, while decreases to the restructuring reserve used $0.3 million. Decreases to accounts payable, accrued expenses, accrued bonuses and deferred revenues used cash of $1.9 million. A decrease to prepaid expenses and other assets also provided cash of $0.7 million.

For the quarter ended April 30, 2006, purchases of equipment and leasehold improvements used cash of $0.2 million. For the quarter ended April 30, 2005, cash flows from investing activities used $2.3 million related to purchases of equipment and leasehold improvements and capitalized software development cost as required with the adoption of SFAS 86.

For the quarter ended April 30, 2006, financing activities provided cash of $32.5 million. In February 2006, the Company completed a private placement of 5,103,333 newly-issued shares of common stock to a group of institutional investors resulting in net proceeds of approximately $36.7 million. Allen & Company LLC, a company affiliated with the majority shareholder, acted as placement agent for the private placement and was paid a commission of 4%. Concurrent with the private placement, the Company retired the Silicon Valley Bank credit facility of $5.0 million. The issuance of stock under the employee stock purchase plan provided $52,000 while the exercise of employee stock options provided $0.7 million. Financing activities provided cash of $7.9 million for the quarter ended April 30, 2005. Of this, approximately $5.0 million was secured from the aforementioned Silicon Valley Bank credit facility, $2.9 million was provided by the exercise of employee stock options, and approximately $38,000 was provided by the issuance of stock under the employee stock purchase plan.

At April 30, 2006 the Company’s balance of cash, cash equivalents and short-term investments was $64.0 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for at least the next twelve months. Excluding cash acquired as part of the Combination and other acquisitions and the March 2005 credit facility, the Company has historically been entirely funded by sales of its common stock. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

 Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary located in the United Kingdom were approximately 23% of total revenues in the first quarter of fiscal year 2007. International sales are made predominantly from the Company's foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of April 30, 2006, approximately 11% and 5% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of the first fiscal quarter, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of April 30, 2006, over 99% of the Company’s cash and cash equivalents were denominated in U.S. dollars. The remaining balance of is comprised of British pounds, Euros and Canadian dollars. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company also has a certificate of deposit for $71,000, which is pledged to collateralize a letter of credit required for a leased facility. Given the relatively short maturity periods of cash equivalents and short-term investments, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended January 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

CONVERA CORPORATION

June 9, 2006	By:/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

June 9, 2006	By:/s/ John R. Polchin
John R. Polchin
Chief Financial Officer
(Principal Financial and Accounting Officer)