Form 10-Q
period 2006-07-31
CONVERA CORP
filed 2006-09-11
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

The number of shares outstanding of the registrant's Class A common stock as September 1, 2006 was 52,668,705

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2006
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	July 31, 2006 (Unaudited)	January 31, 2006
Current Assets:
Cash and cash equivalents	$57,485	$37,741
Short term investments	71	71
Accounts receivable, net of allowance for doubtful accounts of $302 and $218, respectively	5,280	4,364
Prepaid expenses and other	1,909	2,396
Total current assets	64,745	44,572

Equipment and leasehold improvements, net of accumulated depreciation of $17,955 and $15,683, respectively	7,288	9,152
Other assets	532	819
Capitalized research and development costs	5,075	7,102
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of $1,184 and $1,049, respectively	162	297
Total assets	$80,077	$64,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,932	1,367
Accrued expenses	2,841	2,680
Deferred revenues	4,542	3,931
Current maturities of long-term debt	-	1,283
Total current liabilities	9,315	9,261

Deferred revenues - long-term	290	398
Long-term debt, net of current portion	-	3,717
Total liabilities	9,605	13,376

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 53,239,011 and 47,803,186 shares issued, respectively; 52,578,703 and 47,128,833 shares outstanding, respectively	532	477
Treasury stock at cost, 660,308 and 674,353 shares, respectively	(1,525)	(1,558)
Additional paid-in-capital	1,164,668	1,124,068
Accumulated deficit	(1,091,785)	(1,070,706)
Accumulated other comprehensive loss	(1,418)	(1,440)
Total shareholders' equity	70,472	50,841
Total liabilities and shareholders' equity	$80,077	$64,217

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2005	2006
Revenues:
License	$1,077	$5,230	$3,371	$7,417
Services	425	590	953	1,430
Maintenance	1,810	1,984	3,657	4,035
	3,312	7,804	7,981	12,882

Expenses:
Cost of revenues (excluding amortization of capitalized research and product development costs shown separately below):
License	372	167	902	597
Services	2,222	814	4,538	1,642
Maintenance	304	288	577	509
Sales and marketing	3,145	2,360	5,955	4,556
Research and product development	3,922	1,420	7,940	3,074
General and administrative	4,042	2,855	8,139	5,155
Restructuring charge (recovery)	-	-	-	(56)
Amortization of capitalized research and product development costs	1,016	-	2,030	-
	15,023	7,904	30,081	15,477

Operating loss	(11,711)	(100)	(22,100)	(2,595)

Interest income, net	649	75	1,022	100

Net loss	$(11,062)	$(25)	$(21,078)	$(2,495)
Basic and diluted net loss per common share	$(0.21)	$(0.00)	$(0.41)	$(0.06)
Weighted-average number of common shares outstanding - basic and diluted	52,528,959	40,802,815	51,665,633	39,597,200
Other comprehensive loss:
Net loss	(11,062)	(25)	(21,078)	(2,495)
Foreign currency translation adjustment	95	(330)	22	(149)
Comprehensive loss	$(10,967)	$(355)	$(21,056)	$(2,644)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended July 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(21,078)	$(2,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,328	1,226
Non-cash restructuring charges	-	(56)
Provision for doubtful accounts	68	8
Stock-based compensation	3,332	735
Changes in operating assets and liabilities:
Accounts receivable	(864)	(3,796)
Prepaid expenses and other assets	794	880
Accounts payable, accrued expenses and accrued bonuses	691	(583)
Restructuring reserve	-	(763)
Deferred revenues	408	(679)
Net cash used in operating activities	(12,321)	(5,523)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(297)	(167)
Capitalized research and product development costs	-	(4,678)
Net cash used in investing activities	(297)	(4,845)

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	-	5,000
Repayment of long-term debt	(5,000)	-
Proceeds from the issuance of common stock, net	(272)	(138)
Proceeds from the private placement of stock, net	36,744	28,778
Proceeds from the exercise of stock options	884	3,872
Net cash provided by financing activities	32,356	37,512

Effect of exchange rate changes on Cash	6	(21)

Net increase in Cash and Cash Equivalents	19,744	27,123

Cash and Cash Equivalents, beginning of period	37,741	17,766

Cash and Cash Equivalents, end of period	$57,485	$44,889

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except share and per share data)

(1) THE COMPANY

These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto as included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

Convera Corporation (“Convera” or the “Company”) was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).

As of July 31, 2006, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 43% of the voting power of Convera. As of July 31, 2005, Allen & Company beneficially owned approximately 49% of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training, professional services and hosted services. The Company’s latest software release of RetrievalWare includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing capabilities. In addition, the Company has developed a Web indexing technology focused on applying portions of the Company’s existing technology to also locate contextually relevant information on the world wide web. This next-generation search technology, named TrueKnowledge for Web™ (formerly Excalibur Web offering), contains billions of pages of textual web content, approximately 1 billion images, 17 million audio components and 5 million videos. The Company has developed TrueKnowledge for Web to add structure to the Web through the use of baseRelevance™ which are proprietary taxonomies and ontologies, semantic analysis and deep knowledge resources capable of providing end-users with more relevant search results. The technology also supports complex queries, offers built-in video and image search, and provides geo-locational data. On November 1, 2005, the Company announced that TrueKnowledge for Web, was commercially available. TrueKnowledge for Web may be used in concert with RetrievalWare or with a customer’s existing internal application to create an integrated portal offering “blended” results from both intranet and open-source or Web-based content known as TrueKnowledge for Discovery™. The Company has launched a public search portal, www.govmine.com, targeted for professionals within the government. The Company also operates two hosting facilities under its master hosting facility agreement with AT&T for TrueKnowledge for Web.

TrueKnowledge Platform™, the Company’s unified platform applies Convera advanced search technologies (baseRelevance) to enterprise and web environments. TrueKnowledge Platform is be delivered in three ways: as hosted service (TrueKnowledge for Web), software (TrueKnowledge for Enterprise™) or bundled hardware and software (TrueKnowledge for Discovery). TrueKnowledge for Enterprise will allow a migration path for RetrievalWare customers to the new TrueKnowledge Platform.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses and achieve profitability; the ability of TrueKnowledge for Web to achieve market acceptance; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; reduced customer demand for the Company’s products and services; the uncertainty of newly emerging technologies including TrueKnowledge for Web; continued success in technological advances and development; the delay or deferral of customer software implementations; the potential for U.S. Government agencies from which the Company has historically derived a significant portion of its revenues to be subject to budget cuts; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; reliance on third party hosting facilities for the Company’s TrueKnowledge for Web; a dependence on international sales; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; the availability of additional capital financing on terms acceptable to the Company, if at all; and the present ownership structure of the Company which includes Allen Holdings Inc. and related parties who are able collectively to significantly influence the outcome of matters requiring a stockholder vote, such that other shareholders will not have an effective say in any such matters. Although management believes that its current cash position is sufficient to sustain operations through July 31, 2007, should cash needs dictate, additional cost saving measures could be enacted to conserve cash.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and six-month periods ended July 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2007.

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

Principles of consolidation

The consolidated financial statements include the accounts of Convera Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Software Revenue Recognition, with respect to certain transactions.

The Company generally derives revenue from selling: (1) software licenses, (2) providing training and professional services, (3) selling software maintenance and (4) providing hosted services.

Software licenses are sold to customers as a permanent license (“perpetual license”) or as a license for a definitive period of time (“term license”).

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

Provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable, revenue from the sale of perpetual licenses and term licenses is recognized upon shipment of product if VSOE exists. When VSOE cannot be established, term license revenue is recorded ratably over the term of the license.

Certain of the Company’s customers are Original Equipment Manufacturers (OEMs) and resellers. OEM contracts generally stipulate that the Company receive royalty payments from the sale of the OEM’s integrated product over the specified contract term, which generally range from two to five years.  The Company generally receives prepaid royalties, due at varying dates, and is entitled to receive additional royalties in the event that the OEM product sales exceed the level provided for by the guaranteed prepaid royalties. With prepaid royalties, the Company recognizes revenue upon shipment of the software and/or software developer's kit, as appropriate, provided the payment terms are considered normal and customary for these types of arrangements, the fee is considered fixed and determinable, and all other criteria within SOP 97-2 have been met.  To the extent the OEM product sales exceed the level provided for by the guaranteed prepaid royalty and additional royalties are due, the Company generally recognizes the additional royalties as the sales occur. Reseller contracts generally stipulate royalties due to the Company on the resale of the Company's products and call for a guaranteed minimum royalty payment in exchange for the right to sell the Company's products within a specified territory over a specified period of time.  The Company recognizes the prepaid royalties as revenue upon delivery of the initial copy of the software, provided the payment terms are considered normal and customary for these types of arrangements, the fee is considered fixed and determinable, and all other criteria within SOP 97-2 have been met. To the extent the reseller's product sales exceed the level provided for by the guaranteed minimum royalty and additional royalties are due, the Company generally recognizes the additional royalties as the reseller sales occur.

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

Hosted service revenues associated with TrueKnowledge for Web are recognized straight-line over the term of the applicable service agreement.

The Company incurs shipping and handling costs which are recorded in cost of license revenues.

Research and Product Development Costs

Software development costs are included in research and product development and are expensed as incurred. Historically, the period between achieving technological feasibility and the general availability of the Company’s core software products has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its software product, that being the RetrievalWare product suite. The Company’s new TrueKnowledge for Web (formerly Excalibur Web offering) encountered a longer period between technological feasibility and the attainment of commercial availability and as a result, the Company began capitalizing software development costs related to TrueKnowledge for Web during the first quarter of fiscal year 2006 and continued to do so until such time as “commercial availability” was determined. Capitalization of software development costs associated with TrueKnowledge for Web ceased and amortization of previously capitalized software development costs for this offering commenced on November 1, 2005. This amortization is expected to continue over a twenty-four month period, the estimated useful life of the existing product.

Adoption of Statement of Financial Accounting Standard 123(R)

On February 1, 2006, the Company adopted the provisions of and accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). SFAS 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic method under Accounting Principal Board Opinion No. 25 (“APB25”) Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair value based method.

The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock-based awards under SFAS 123(R) which is consistent with that used for pro forma disclosures under SFAS 123 Accounting for Stock-Based Compensation.

The Company has elected the modified-prospective transition method as permitted by SFAS 123(R). The consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of the adoption of SFAS 123(R). The modified -prospective transition method requires that stock-based compensation expense be recorded for all new grants and to the unvested portion of grants that were outstanding and unvested and ultimately expected to vest as the requisite service is rendered beginning of February 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense for awards granted prior to February 1, 2006 is based on the grant date fair value as determined under the pro forma provisions of SFAS 123. During the three and six-month periods ended July 31, 2006 the Company has recorded an incremental $1.2 million and $2.3 million, respectively, of stock-based compensation expense as a result of the adoption of SFAS 123(R).

As of July 31, 2006, no stock-based compensation costs related to stock options were capitalized as part of the cost of an asset. There were, however, $124 of capitalized stock-based compensation costs related to deferred stock grants included in capitalized research and development costs on the consolidated balance sheet as of July 31, 2006. As of July 31, 2006, a total of $14.5 million of unrecognized compensation cost related to stock options are expected to be recognized over a weighted average period of 2.9 years.

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

The following table illustrates the effect on net loss and net loss per common share during the three and six-month periods ended July 31, 2005, as if the Company had applied the fair value provisions of SFAS 123 to stock-based compensation for that period (in thousands, except per share amounts):

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
Net loss, as reported	$(25)	$(2,495)
Stock-based compensation, as reported	367	734
Total Stock-based compensation determined under
fair value based method for all awards	(1,283)	(2,482)
Pro forma net loss	$(941)	$(4,243)

Basic and diluted net loss per common share, as reported	$(0.00)	$(0.06)
Basic and diluted loss per common share, Pro forma	$(0.02)	$(0.11)

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Numerator:
Net loss	$(11,062)	$(25)	$(22,101)	$(2,495)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	52,528,959	40,802,815	51,665,633	39,597,200

Basic and diluted net loss per common share	$(0.21)	$(0.00)	$(0.41)	$(0.06)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Stock options	2,800,534	2,147,522	3,416,505	2,010,113
Deferred stock	637,697	261,112	685,505	246,418
	3,438,231	2,408,634	4,102,010	2,256,531

(5)  SEGMENT REPORTING

The Company is principally engaged in the design, development, marketing and support of search, retrieval and categorization solutions. Substantially all of the Company’s revenues result from the sale of the Company’s software products and related services for all fiscal years presented. In fiscal year 2005, the Company embarked on an advanced development effort focused on applying portions of its existing core technology to locate contextually relevant information on the World Wide Web. This initiative resulted in TrueKnowledge for Web (formerly the Excalibur Web offering) becoming a commercially available product during fiscal year 2006. As such, the Company considered itself to have two reportable segments during fiscal year 2006, specifically the license, implementation and support of its software product business (e.g., RetrievalWare) and TrueKnowledge for Web. In fiscal year 2007 the Company has consolidated the resources of both product offerings and now considers itself to have one reportable segment. For purposes of making operating decisions and assessing financial performance, the Company’s chief operating decision-making group reviews financial information of its software product offerings on a consolidated basis.

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Sales to Customers:
United States	$2,404	$6,203	$6,002	$9,341
United Kingdom	904	1,533	1,970	2,939
All Other	4	68	9	602
	$3,312	$7,804	$7,981	$12,882

Major Customers

For the three and six-month periods ended July 31, 2006 revenues derived from sales to agencies of the U.S. Government were approximately $1,956 and $5,090 representing 59% and 64% of total revenues, respectively. For the three and six-month periods ended July 31, 2005, revenues derived from sales to agencies of the U.S. Government were approximately $5,510 and $7,169, representing 71% and 56% of total revenues, respectively. For the quarter ended July 31, 2006, there was no individual customer accounting for more than 10% of the Company’s total revenues. For the six-month period ended July 31, 2006, one customer accounted for approximately 13% of the Company’s total revenues. One customer accounted for approximately 32% and 19% of the Company’s total revenues for the three and six-month periods ended July 31, 2005, respectively.

(6) INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2007, the Company expects that it will generate additional NOLs for the remainder of the year. As of July 31, 2006, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to generate sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has continued to provide a full valuation allowance against such deferred tax assets as of July 31, 2006.

(7) LONG-TERM DEBT

On March 23, 2005, the Company secured a $5 million term loan from Silicon Valley Bank (“SVB”), the primary subsidiary of Silicon Valley Bancshares (NASDAQ: SIVB). The four-year, term facility was secured to provide financing for capital purchases including those for TrueKnowledge for Web (formerly Excalibur Web offering). The loan incurred interest at 7% per annum was secured by a first lien on all corporate assets, excluding intellectual property. The Company retired this facility on February 28, 2006.

(8) CONTINGENCIES

On November 1, 2001, DSMC, Incorporated ("DSMCi") filed a complaint against the Company in the U.S. District Court for the District of Columbia in which it alleged that the Company misappropriated DSMCi's trade secrets, and engaged in civil conspiracy with the NGT Library, Inc. ("NGTL"), an affiliate of the National Geographic Society, to obtain access to DSMCi's trade secrets, and was unjustly enriched by the Company's alleged access to and use of such trade secrets. In its complaint, DSMCi seeks $5 million in actual damages and $10 million in punitive damages from the Company. DSMCi subsequently amended its complaint to add copyright infringement-related claims. NGTL intervened in the litigation as a co-defendant with Convera, and filed counterclaims against DSMCi. Convera moved to compel arbitration of DSMCi's claims; the District Court denied the motion, and Convera filed an interlocutory appeal. The D.C. Circuit, in November 2003, ruled that it did not have jurisdiction to consider the appeal. During December 2005, DSMCi and NGTL entered into a Settlement Agreement and Release.  The U.S. District Court dismissed claims against NGTL on December 23, 2005. The litigation between the Company and DSMCi is currently in the summary judgment phase in the District Court. The Company has investigated the claims and continues to believe that the claims are without merit.

In connection with this litigation, the Company brought an arbitration claim against NGTL on September 13, 2005, seeking indemnification for its defense costs and potential liability pursuant to an indemnity provision in a service agreement between NGTL and the Company. In response, NGTL brought a cross claim against the Company under the same contract provision for indemnification of NGTL’s respective costs and liability. On June 5, 2006, the parties entered a joint stipulation to stay the arbitration pending completion of summary judgment briefing in the underlying litigation between the Company and DSMCi to avoid duplication of efforts. The resolution of the issues in that underlying litigation may also resolve some or all of the matters at issue in the arbitration.

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

(9) STOCK-BASED COMPENSATION

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

As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three and six-month periods ended July 31, 2006 has been reduced for estimated forfeitures. When estimating forfeiture rates, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures across two employee classes. Class 1 was comprised of senior management; Class 2 included all other employees. As such, the forfeiture rate used in the computation of stock option expense for the three and six-month periods ended July 31, 2006 was 0.3% for Class 1 and 10% for Class 2.

The following table shows the assumptions used for the grants that occurred in each fiscal year.

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Expected life of stock options	6.13 Years	5 Years	6.16 Years	5 Years
Expected volatility	65%	83%	66%	91%
Risk free interest rates	5.04%	3.87%	4.95%	3.45%
Dividend yield	None	None	None	None

Weighted average fair value of options granted during the period	$3.55	$3.21	$4.21	$3.25

The Company’s Employee Stock Purchase Plan, or “ESPP,” allows eligible employees to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. The Company’s ESPP is deemed to be compensatory, and therefore, ESPP expenses under SFAS 123R have been included in the Company’s Condensed Consolidated Statements of Operations for the three and six-month periods ended July 31, 2006.

The impact on the Company’s results of operations of recording stock-based compensation related to stock options and the ESPP for the three and six-month periods ended July 31, 2006 was as follows (in thousands):

	Three Months Ended July 31, 2006	Six Months Ended July 31, 2006
Cost of revenues	$54	$117
Sales and marketing	168	317
Research and product development	382	772
General and administrative	574	1,137
	$1,178	$2,343

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A. Risk Factors. The following discussion should be read in conjunction with the Company’s most recent Form 10-K and the consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview
The Company principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners. Revenues are generated from software licenses, product maintenance, training, professional services and hosted services. Additions to the number of authorized users, licenses issued for additional products, engagements for the development of custom solutions and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and upgrades or enhancements of particular software products when and if they are released. With respect to the Company’s TrueKnowledge for Web (formerly Excalibur Web offering), revenues may be derived from either a license model as described, or from a hosted service offering.

The Company believes its RetrievalWare product has unique capabilities supporting the needs of customers within government agencies that will enable it to capitalize on current market opportunities and achieve its operational goals. Going forward, the Company expects to focus a substantial amount of resources on further penetration of the national security, defense, law enforcement and intelligence gathering community with the United States and its allies. An important objective in this market is to continue upgrading existing installations of older versions of RetrievalWare to the RetrievalWare 8.2 platform that includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing software capabilities.

Further, the Company has increased its development, selling & marketing efforts with regard to TrueKnowledge for Web. TrueKnowledge for Web is an advanced effort aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the Web. The Company launched TrueKnowledge for Web on November 1, 2005 and has begun to focus on creating distribution channels for this new technology. In concert with TrueKnowledge for Web, Convera has entered into a master hosting facility agreement with AT&T and has established two hosting facilities (San Diego, CA and Dallas, TX) in support of TrueKnowledge for Web. The Company will look to focus a majority of its selling and marketing efforts on the government and intelligence gathering community as well as the media and publishing sector for TrueKnowledge for Web. This selling and marketing strategy is designed to capitalize on the alignment between customer requirements seeking both intranet and open source or Web-based searches and categorization technologies. With respect to TrueKnowledge for Web, future cash outlays will be limited to equipment, personnel and general operating costs, including marketing activities. The Company expects to continue to increase its investment in TrueKnowledge for Web and may also elect to seek additional funding sources for this effort. The Company may also elect to seek additional and/or alternative market segments for TrueKnowledge for Web over the coming quarters.

Management’s primary objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue opportunities to determine the market sectors in which the Company should concentrate its sales and marketing efforts. The Company’s business environment and the search software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company competes within the commercial sector where its market position has not been as strong as it has been within the government sector. As such, the Company has elected to focus the majority of its efforts within the commercial setting on the media and publishing sectors. The Company believes this segment may afford greater opportunities when compared to addressing a wide array of commercial market segments. The Company’s competitors include many companies that are larger and more established and have substantially more resources. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. To address the competition, the Company will continue to invest in research and product development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company may also make additional investments in specific product features to better serve the needs of customers looking for online customer service and support solutions and with regard to TrueKnowledge for Web, may elect to establish a public search portal.

Results of Operations

For the three months ended July 31, 2006, total revenues were $3.3 million, a decrease of 58% versus total revenues of $7.8 million for the comparable prior-year period. The net loss for the quarter ended July 31, 2006 was $11.1 million, or $0.21 per common share, compared to a net loss of $0.0 million, or $0.00 per common share in the comparable prior-year period. For the six months ended July 31, 2006, total revenues were $8.0 million, a decrease of 38% versus total revenues of $12.9 million for the comparable prior-year period. The net loss for the first half of the current fiscal year was $21.1 million, or $0.41 per common share, compared to a net loss of $2.5 million, or $0.06 per common share in the comparable prior-year period.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and six-month periods ended July 31, 2006 and 2005, respectively (dollars in thousands).

	Components of Revenue and Expenses
	Three Months Ended July 31,				Increase/
	2006		2005		(Decrease)
Revenues:
License	$1,077	32%	$5,230	67%	(79%)
Services	425	13%	590	8%	(28%)
Maintenance	1,810	55%	1,984	25%	(9%)
Total revenues	$3,312	100%	$7,804	100%	(58%)

Expenses:
Cost of revenues (excluding amortization of of research and product development costs listed separately below):
Cost of license revenue	$372	11%	$167	2%	123%
Cost of services revenue	2,222	67%	814	10%	173%
Cost of maintenance revenue	304	9%	288	4%	6%
Sales & marketing	3,145	95%	2,360	30%	33%
Research and product development	3,922	119%	1,420	18%	176%
General and administrative	4,042	122%	2,855	37%	42%
Amortization of capitalized research and product development costs	1,016	31%	-	0%	-
Total expenses	$15,023	454%	$7,904	101%	90%
Operating loss	$(11,711)		$(100)

Interest income, net	649		75
Net loss	$(11,062)		$(25)

	Components of Revenue and Expenses
	Six Months Ended July 31,				Increase
	2006		2005		(Decrease)
Revenues:
License	$3,371	42%	$7,417	58%	(55%)
Services	953	12%	1,430	11%	(33%)
Maintenance	3,657	46%	4,035	31%	(9%)
Total revenues	$7,981	100%	$12,882	100%	(38%)

Expenses:
Cost of revenues (excluding amortization of research and product development costs listed separately below):
listed separately below):
Cost of license revenue	$902	11%	$597	4%	51%
Cost of services revenue	4,538	57%	1,642	13%	176%
Cost of maintenance revenue	577	7%	509	4%	13%
Sales & marketing	5,955	75%	4,556	35%	31%
Research and product development	7,940	100%	3,074	24%	158%
General and administrative	8,139	102%	5,155	40%	58%
Restructuring charge (recovery)	-	0%	(56)	0%	(100%)
Amortization of capitalized research andproduct development costs	2,030	25%	-	0%	-
Total expenses	$30,081	377%	$15,477	120%	94%
Operating loss	$(22,100)		$(2,595)

Interest income, net	1,022		100
Net loss	$(21,078)		$(2,495)

Revenues

License revenues decreased 79% to $1.1 million for the three months ended July 31, 2006 versus $5.2 million for the comparable prior-year period due to a decline in RetrievalWare license sales. This decline is primarily due to two large contracts awarded in the prior fiscal year period in the Federal sector which generated an aggregate of $3.7 million in license revenues and the absence of any like-sized license deals in the current fiscal quarter. International license revenues decreased by 51% or $0.5 million versus the comparable prior-year period. Federal license revenues declined 88% or $3.7 million versus the comparable period as previously stated. For the six months ended July 31, 2006, license revenues were $3.4 million, a decrease of 55% versus $7.4 million for the prior-year period. For the six months ended July 31, 2006 Commercial license revenues decreased 90%, International license revenues decreased 53%, and Federal license revenues decreased 50% versus the prior-year period.

Services revenues, which include professional services, training, and hosted services associated with TrueKnowledge for Web, totaled $0.4 million for the three months ended July 31, 2006. This represents a 28% decrease when compared to $0.6 million in services revenues for the comparable prior-year period. Federal services revenues grew by 16% versus the prior-year period offset by declines of 85% and 81% in the International and Commercial sectors, respectively. For the six months ended July 31, 2006, services revenues were $1.0 million, a 33% decline versus $1.4 million for the prior-year period. Commercial, International, and Federal services revenues declined by 71%, 55% and 22%, respectively versus the comparable prior-year period due primarily to the completion of services engagements in fiscal 2006 in the Federal and International segments and the absence of like-sized engagements in the current period.

Maintenance revenues totaled $1.8 million for the three months ended July 31, 2006, representing a 9% decrease versus the comparable prior-year period. Federal maintenance revenues increased by 14%, and were offset by a 38% and 18% decline in the Commercial and International sectors, respectively. For the six months ended July 31, 2006, maintenance revenues declined 9% to $3.7 million, versus $4.0 million in the comparable prior-year period. Maintenance renewals from within the existing customer base remain strong, primarily in the Federal sector. The decrease in the Commercial and International sectors reflects reduced software license sales in those sectors over the last several quarters.

For the three and six month periods ended July 31, 2006, total revenues derived from sales to agencies of the U.S. federal government were approximately $2.0 million and $5.1 million, representing 59% and 64% of total revenues, respectively.

No single customer accounted for more than 10% of total revenues for the three months ended July 31, 2006, while one U.S. federal government customer accounted for approximately 13% of total revenues for the six month period ended July 31, 2006. Two customers accounted for 47% and 29%, of total revenues for the three months and six months ended July 31, 2005, respectively.

Revenues from international operations are generated primarily from software licenses and related support services with various European commercial and government customers. The Company's international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom. International revenues decreased by 43% for the three months ended July 31, 2006 to $0.9 million, versus $1.6 million in the comparable prior-year period. For the six month period ended July 31, 2006, International revenues decreased by 44% to $2.0 million, from $3.5 million for the comparable prior-year period. These declines are due primarily to declining license sales.

Expenses

Cost of license revenues for the three months ended July 31, 2006 increased 123% to $0.4 million versus $0.2 million in the comparable prior-year period. Cost of license revenues as a percentage of license revenues was 35% in the current quarter compared to 3% in the comparable prior-year period. For the six months ended July 31, 2006, cost of license revenues increased 51% to $0.9 million versus $0.6 million in the comparable prior-year period. Cost of license revenues as a percentage of license revenues for the six months ended July 31, 2006 was 27%, versus 8% in the comparable prior-year period. The increase in cost of license revenues for the three and six month period ended July 31, 2006 is attributed to increased third party licensing costs for RetrievalWare and TrueKnowledge for Web.

Cost of services revenues for the three months ended July 31, 2006 increased 173% to $2.2 million versus $0.8 million in the comparable prior-year period. Cost of services revenues as a percentage of services revenues was 523% in the current quarter compared to 138% in the comparable prior-year period. Cost of services revenues for the six months ended July 31, 2006 increased 176% to $4.5 million versus $1.6 million in the comparable prior-year period. Cost of services revenues as a percentage of services revenues for the six month period ended July 31, 2006 was 476%, versus 115% in the comparable prior-year period. The change in cost of services revenues is attributed to increased costs associated with establishing and managing the two AT&T hosting facilities for TrueKnowledge for Web, offset by lower personnel-related costs for the Company’s professional services organization.

Cost of maintenance revenues for the three months ended July 31, 2006 increased 6% to $0.3 million from the comparable prior-year period. As a percentage of maintenance revenues, cost of maintenance was 17% in the current quarter compared to 15% in the comparable prior-year period. Cost of maintenance revenues for the six month period ended July 31, 2006 increased 13% to $0.6 million versus $0.5 million for the comparable prior-year period. The increase in cost of maintenance revenues for the three and six month periods versus the comparable prior-year periods is due primarily to outsourcing costs associated with supporting the Company’s File Room product.

Sales and marketing expenses for the three months ended July 31, 2006 increased 33% to $3.1 million versus $2.4 million in the comparable prior-year period. For the six month period ended July 31, 2006, sales and marketing expenses increased 31% to $6.0 million from $4.6 million in the corresponding prior-year period. The increase in sales and marketing expenses for the three and six month periods is attributable to increased marketing program costs and higher personnel-related costs, including the addition in the current fiscal year of stock-based compensation expense related to the adoption of SFAS 123(R).

Research and product development expenses for the three months ended July 31, 2006 increased 176% to $3.9 million versus $1.4 million for the comparable prior-year period. For the six month period ended July 31, 2006, research and development costs increased 158% to $7.9 million versus $3.1 million for the comparable prior-year period. The increase for the three and six month periods is attributed to the capitalization of research and development costs in the prior-year periods, coupled with stock-based compensation expense related to the adoption of SFAS 123(R) in the current fiscal year. Absent the capitalization of research and development costs during the three months and six months ended July 31, 2005, research and product development costs for the current fiscal periods ended July 31, 2006 were comparable with that of the prior-year periods.

General and administrative expenses for the three months ended July 31, 2006 increased 42% to $4.0 million versus $2.9 million for the comparable prior-year period. For the six month period ended July 31, 2006, general and administrative costs increased 58% to $8.1 million from $5.2 million for the comparable prior-year period. The increase in general and administrative expenses is attributed to increased personnel-related costs and current fiscal year stock-based compensation expense related to the adoption of SFAS 123(R).

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

The Company adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of February 1, 2006. The Company’s consolidated financial statements for the three and six-month periods ended July 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The Company recorded $1.7 million in stock-based compensation expense during the second quarter of fiscal 2007, of which $1.2 million was related to the adoption of the provisions as set forth under SFAS 123(R). During the six-month period ended July 31, 2006 stock-based compensation expense was $3.3 million of which $2.3 million was related to the adoption of SFAS 123(R) No such expense was recorded in the comparable periods of fiscal year 2006. There were however $0.4 million and $0.7 million in stock-based compensation expense related to deferred stock grants recorded during the three and six-month periods ended July 31, 2005, respectively.

The impact on the Company’s results of operations of recording stock-based compensation related to the adoption of SFAS 123(R) for the three and six-month periods ended July 31, 2006 were as follows (in thousands):

	Fiscal Year 2007
	Second Quarter	Year-to-date
Cost of revenues	$54	$117
Sales and marketing	168	317
Research and product development	382	772
General and administrative	574	1,137
	$1,178	$2,343

Amortization of capitalized research & product development costs

For the three and six month periods ended July 31, 2006 the Company amortized $1.0 million and $2.0 million of previously capitalized research and product development costs associated with TrueKnowledge for Web. With the attainment of commercial availability of TrueKnowledge for Web on November 1, 2005, amortization of $8.1 million of previously capitalized costs commenced and are currently being amortized over a 24-month period.

Interest income, net

Net interest income for the three and six month periods ended July 31, 2006 totaled $0.6 million and $1.0 million, versus $0.1 million and $0.1 million for the comparable prior-year periods. The increase in interest income is attributed to a higher cash balance, higher interest yields, and the completion of interest payments for the Silicon Valley Bank debt facility that was retired in February of this year.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at July 31, 2006 as compared to January 31, 2006 is summarized below (in thousands).

	July 31, 2006	January 31, 2006	Change
Cash and cash equivalents	$57,485	$37,741	$19,744
Investments	71	71	-
Total	$57,556	$37,812	$19,744

During the six months ended July 31, 2006, the Company used cash of $12.3 million to fund operating activities, compared to $5.5 million used in the same period last year. The net loss of $21.1 million was offset by non-cash charges totaling $7.7 million including depreciation and amortization of $4.3 million and stock-based compensation (option issuances and deferred stock grants) of $3.3 million. Increases to accounts receivable used $0.9 million while decreases to prepaid expenses and other assets provided $0.8 million. Increases to accounts payable and accrued expenses provided $0.7 million and increases to deferred revenue provided $0.4 million. The net loss of $2.5 million for the six-month period ended July 31, 2005 was offset by non-cash charges totaling $1.9 million including depreciation of $1.1 million, amortization of developed technology of $0.1 million, and amortization of deferred stock compensation of $0.7 million. Increases to accounts receivable used $3.8 million, while decreases to prepaid expenses and other assets provided $0.9 million. Decreases to accounts payable, accrued expenses, accrued bonuses used cash of $0.6 million and payments against the restructuring reserve used $0.8 million. A decrease to deferred revenue used cash of $0.7 million.

For the six-month period ended July 31, 2006, purchases of equipment and leasehold improvements used cash of $0.3 million. For the six-month period ended July 31, 2005, cash flows from investing activities used $4.8 million related to purchases of equipment and leasehold improvements and capitalized software development costs.

For the six-month period ended July 31, 2006, financing activities provided cash of $32.4 million. In February 2006, the Company completed a private placement of 5,103,333 newly-issued shares of common stock to a group of institutional investors resulting in net proceeds of approximately $36.7 million. Allen & Company LLC, a company affiliated with the majority shareholder, acted as placement agent for the private placement and was paid a commission of 4%. Concurrent with the private placement, the Company retired the Silicon Valley Bank credit facility of $5.0 million. The exercise of employee stock options provided $0.9 million while $0.1 million was provided by the issuance of stock under the employee stock purchase plan provided offset by the repurchase of shares totaling approximately $0.4 million. Financing activities provided cash of $37.5 million for the six months ended July 31, 2005. Approximately $28.8 million of proceeds were received through a July 2005 private placement of 6,555,556 newly-issued shares of common stock to two investors. An additional $5.0 million was secured from a March 2005, four-year, term loan financing from Silicon Valley Bank. The exercise of employee stock options provided approximately $3.9 million while approximately $87,000 was provided by the issuance of stock under the employee stock purchase plan offset by the repurchase of shares totaling $225,000.

At July 31, 2006, the Company’s balance of cash, cash equivalents and short-term investments was $57.6 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for at least the next twelve months. Excluding cash acquired as part of the Combination and other acquisitions and the March 2005 credit facility, the Company has historically been entirely funded by sales of its common stock. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

 Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary were approximately 27% of total revenues in the second quarter of fiscal year 2007. International sales are made predominantly from the Company's foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of July 31, 2006, approximately 36% and 5% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of the first fiscal quarter, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of July 31, 2006, over 99% of the Company’s cash and cash equivalents were denominated in U.S. dollars. The remaining balance of is comprised of British pounds, Euros and Canadian dollars. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. Given the relatively short maturity periods of cash equivalents and short-term investments, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded, as of the end of the period covered by this report, that because of a material weakness in internal control identified by our independent registered public accounting firm the Company’s disclosure controls and procedures were not effective at July 31, 2006. During the interim review of the quarter ended July 31, 2006, our independent registered public accounting firm communicated to management that a single, non-standard contract with contingencies, had been improperly included as revenue resulting in a material weakness. Notwithstanding this material weakness, management concluded that the financial statements included in this Form 10-Q for the periods ended July 31, 2006, present fairly, in all material respects the Company’s financial position, its results of operations and its cash flows for the periods presented in accordance with GAAP.

Subsequent to the close of the quarter, the Company has instituted certain additional control procedures as measures towards remediating the condition that created the material weakness. First, the Company is providing training to its sales staff and contracts staff members of its contract review committee to increase the awareness and allow for the earlier identification of contract issues that may impact revenue recognition. Second, the Company has authorized outside legal counsel to perform an additional review and identify such contracts for issues that may impact the recognition of revenue. Third, the Company will assign additional resources to participate in the revenue recognition process in conjunction with the close process.

Changes in Internal Control Over Financial Reporting
Except for the matter discussed above, there has been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-- OTHER INFORMATION

Item 1.  Legal Proceedings

The following amends and restates the description of a previously reported legal proceeding in order to report a material development during the quarter ended July 31, 2006.

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

In connection with this litigation, the Company brought an arbitration claim against NGTL on September 13, 2005, seeking indemnification for its defense costs and potential liability pursuant to an indemnity provision in a service agreement between NGTL and the Company. In response, NGTL brought a cross claim against the Company under the same contract provision for indemnification of NGTL’s respective costs and liability. On June 5, 2006, the parties entered a joint stipulation to stay the arbitration pending completion of summary judgment briefing in the underlying litigation between the Company and DSMCi to avoid duplication of efforts. The resolution of the issues in that underlying litigation may also resolve some or all of the matters at issue in the arbitration.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended January 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended January 31, 2006.

Our ability to report our financial results on an accurate basis may be adversely affected if we are unable to remediate a material weakness we identified in our internal control over financial reporting.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. As reported in this Form 10-Q, we have identified a matter that constitutes a material weaknesses in the design and operation of our internal control over financial reporting. In general, a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. During the quarter ended July 31, 2006, our independent registered public accounting firm communicated to management and the audit committee a material weakness arising out of an adjustment to revenue identified during their review of the interim consolidated financial statements. The material weakness stemmed from a pre-closing evaluation of a single contract that had been recorded as revenue. We have instituted certain additional control procedures as measures towards remediating the material weakness. The actions we have taken are subject to continued management review supported by confirmation and testing by management and by our independent registered public accounting firm, as well as audit committee oversight. There can be no assurance that we will be able to remediate this weakness, which could impair our ability to accurately report our financial position, results of operations or cash flows. Failure to maintain an effective system of internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Submission of Matters to Vote of Security Holders	.

The 2006 Annual Meeting of Shareholders was held July 18, 2006. The following individuals were elected to serve as the Board of Directors for terms expiring at the 2007 Annual meeting:

	Number of Shares Voted
	For	Withheld
Herbert A. Allen	38,582,589	283,589
Herbert A. Allen III	38,503,977	362,201
Patrick C. Condo	38,554,232	311,946
Stephen D. Greenberg	38,475,137	391,041
Eli S. Jacobs	38,679,508	186,670
Donald R. Keough	38,485,777	380,401
Ajay Menon	38,716,016	150,162
Sydney Pollack	38,712,194	153,984
Carl J. Rickertsen	38,700,780	165,398
Jeffrey White	38,625,468	240,710
Ronald J. Whittier	38,330,977	535,201
John C. Botts	22,823,183	1,550
Alexander F. Parker	23,981,407	1,250

An amendment to increase the number of shares available under the Company’s 2000 Stock Option Plan by 3.0 million shares to an aggregate of 14.25 million shares received the following votes:
For:	28,340,325
Against:	2,461,893
Abstain:	40,064

Item 5.	Other Information	None

Item 6.	Exhibits

10.1	Separation agreement between the Company and John R. Polchin, dated July 28, 2006

10.2
Amended and Restated 2000 Stock Option Plan (Incorporated by reference from Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Acting Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

September 11, 2006	By:/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

September 11, 2006	By: /s/ Matthew G. Jones
Matthew G. Jones
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)