Form 10-Q
period 2006-10-31
CONVERA CORP
filed 2006-12-18
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

The number of shares outstanding of the registrant's Class A common stock as November 29, 2006 was 52,808,871

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2006

PART I. FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	October 31, 2006
	(Unaudited)	January 31, 2006
Current Assets:
Cash and cash equivalents	$55,440	$37,741
Short term investments	71	71
Accounts receivable, net of allowance for doubtful accounts of $258 and $218, respectively	3,735	4,364
Prepaid expenses and other	2,057	2,396
Total current assets	61,303	44,572

Equipment and leasehold improvements, net of accumulated depreciation of $14,314 and $15,683, respectively	4,382	9,152
Other assets	393	819
Capitalized research and development costs, net	-	7,102
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of $1,251 and $1,049, respectively	95	297
Total assets	$68,448	$64,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,547	$1,367
Accrued expenses	2,677	2,680
Deferred revenues	4,248	3,931
Current maturities of long-term debt	-	1,283
Total current liabilities	8,472	9,261

Deferred revenues - long-term	227	398
Long-term debt, net of current portion	-	3,717
Total liabilities	8,699	13,376

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 53,465,426 and 47,803,186 shares issued, respectively; 52,808,871 and 47,128,833 shares outstanding, respectively	534	477
Treasury stock at cost, 656,555 and 674,353 shares, respectively	(1,517)	(1,558)
Additional paid-in-capital	1,167,280	1,124,068
Accumulated deficit	(1,105,315)	(1,070,706)
Accumulated other comprehensive loss	(1,233)	(1,440)
Total shareholders' equity	59,749	50,841
Total liabilities and shareholders' equity	$68,448	$64,217

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues:
License	$3,490	$1,914	$6,861	$9,331
Services	541	516	1,493	1,947
Maintenance	1,984	2,082	5,641	6,117
	6,015	4,512	13,995	17,395

Expenses:
Cost of revenues (excluding amortization of capitalized
research and product development costs shown
separately below):
License	433	365	1,335	962
Services	2,701	887	7,239	2,529
Maintenance	306	254	883	763
Sales and marketing	2,872	1,851	8,827	6,406
Research and product development	3,497	1,248	11,438	4,322
General and administrative	3,358	2,640	11,497	7,796
Restructuring charge (recovery)	-	(1)	-	(57)
Amortization of capitalized research and product development costs	1,016	-	3,045	-
Impairment of capitalized research and development costs and equipment	6,006	-	6,006	-
	20,189	7,244	50,270	22,721

Operating loss	(14,174)	(2,732)	(36,275)	(5,326)

Interest income, net	643	241	1,666	341

Net loss	$(13,531)	$(2,491)	$(34,609)	$(4,985)
Basic and diluted net loss per common share	$(0.26)	$(0.05)	$(0.67)	$(0.12)
Weighted-average number of common shares outstanding - basic and diluted	52,727,371	46,170,421	52,023,434	41,812,351
Other comprehensive loss:
Net loss	$(13,531)	$(2,491)	$(34,609)	$(4,985)
Foreign currency translation adjustment	185	110	207	(38)
Comprehensive loss	$(13,346)	$(2,381)	$(34,402)	$(5,023)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended October 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(34,609)	$(4,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,492	2,093
Non-cash restructuring charges	-	(57)
(Benefit) Provision for doubtful accounts	(4)	(305)
Stock-based compensation	5,181	1,102
Impairment of capitalized research and development costs and equipment	6,006	-
Changes in operating assets and liabilities:
Accounts receivable	741	1,092
Prepaid expenses and other assets	791	208
Accounts payable, accrued expenses and accrued bonuses	141	(498)
Restructuring reserve	-	(776)
Deferred revenues	71	(332)
Net cash used in operating activities	(15,190)	(2,458)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(413)	(6,733)
Capitalized research and development costs	-	(8,081)
Net cash used in investing activities	(413)	(14,814)

Cash Flows from Financing Activities:
Proceeds from the private placement of stock, net	36,744	28,777
Proceeds from the exercise of stock options	1,637	8,345
Proceeds from borrowings of long-term debt	-	5,000
Proceeds from the issuance of common stock, net	(253)	(100)
Repayment of long-term debt	(5,000)	-
Net cash provided by financing activities	33,128	42,022

Effect of exchange rate changes on Cash	174	5

Net increase in Cash and Cash Equivalents	17,699	24,755

Cash and Cash Equivalents, beginning of period	37,741	17,766

Cash and Cash Equivalents, end of period	$55,440	$42,521

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts expressed in thousands except share and per share data)

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

As of October 31, 2006, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 43% of the voting power of Convera. As of October 31, 2005, Allen & Company beneficially owned approximately 48% of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training, professional services and hosted services. The Company’s latest software release of RetrievalWare includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing capabilities. In addition, the Company has developed a Web indexing technology focused on applying portions of the Company’s existing technology to also locate contextually relevant information on the world wide web. This next-generation search technology, named TrueKnowledge for Web™ (formerly Excalibur Web offering), contains billions of pages of textual web content, approximately 1 billion images, 17 million audio components and 5 million videos. The Company has developed TrueKnowledge for Web to add structure to the Web through the use of baseRelevance™ which are proprietary taxonomies and ontologies, semantic analysis and deep knowledge resources capable of providing end-users with more relevant search results. The technology also supports complex queries, offers built-in video and image search, and provides geo-locational data. On November 1, 2005, the Company announced that TrueKnowledge for Web, was commercially available. TrueKnowledge for Web may be used in concert with RetrievalWare or with a customer’s existing internal application to create an integrated portal offering “blended” results from both intranet and open-source or Web-based content known as TrueKnowledge for Discovery™. The Company has launched a public search portal, www.govmine.com, targeted for professionals within the government. The Company also operates two hosting facilities under its master hosting facility agreement with AT&T for TrueKnowledge for Web.  During the current quarter the Company recorded a $6.0 million non-cash impairment charge to reduce the capitalized software development costs associated with the TrueKnowledge for Web product to its net realizable value and equipment used to host the software at its fair value. The Company determined these assets were impaired based on the lack of revenues generated to date and the loss of a significant potential contract during the quarter ended October 31, 2006. The non-cash charge has no effect on the Company's development, sales and marketing plans for its TrueKnowledge for Web solution.

TrueKnowledge Platform™, the Company’s unified platform applies Convera advanced search technologies (baseRelevance) to enterprise and web environments. TrueKnowledge Platform is being delivered in three ways: as hosted service (TrueKnowledge for Web), software (TrueKnowledge for Enterprise™) or bundled hardware and software (TrueKnowledge for Discovery). TrueKnowledge for Enterprise will allow a migration path for RetrievalWare customers to the new TrueKnowledge Platform.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses and achieve profitability; the ability of TrueKnowledge for Web to achieve market acceptance; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; reduced customer demand for the Company’s products and services; the uncertainty of newly emerging technologies including TrueKnowledge for Web; continued success in technological advances and development; the delay or deferral of customer software implementations; the potential for U.S. Government agencies from which the Company has historically derived a significant portion of its revenues to be subject to budget cuts; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; reliance on third party hosting facilities for the Company’s TrueKnowledge for Web; a dependence on international sales; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; the availability of additional capital financing on terms acceptable to the Company, if at all; and the present ownership structure of the Company which includes Allen Holdings Inc. and related parties who are able collectively to significantly influence the outcome of matters requiring a stockholder vote, such that other shareholders will not have an effective say in any such matters. Although management believes that its current cash position is sufficient to sustain operations through October 31, 2007, should cash needs dictate, additional cost saving measures could be enacted to conserve cash.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and nine-month periods ended October 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2007.

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

To the extent that a discount exists in a multiple element or “bundled” arrangement that includes a software license, the Company attributes that discount entirely to the delivered elements utilizing the residual method as described in paragraph 12 of SOP 97-2 as amended by SOP 98-9. The Company generally utilizes the residual methodology for recognizing revenue related to multi-element software agreements. Under the residual methodology, the Company recognizes the arrangement fee as follows: (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence (“VSOE”), is deferred and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. This assumes that (a) all other applicable revenue recognition criteria in SOP 97-2 are met and (b) the fair value of all of the undelivered elements is less than the arrangement fee.

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

Hosted service revenues associated with TrueKnowledge for Web are recognized in accordance with the terms of the applicable service agreement. Hosted service agreements typically include monthly contract minimums and can also include advertising share revenue agreements. No advertising revenue has been recorded to date related to these agreements.

The Company incurs shipping and handling costs which are recorded in cost of license revenues.

Impairment of Long-Lived Assets

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company’s assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment. During the quarter ended October 31, 2006 the Company determined that certain assets used to host its TrueKnowledge for Web product were impaired and recorded an impairment charge of $1.9 million during the quarter ended October 31, 2006 (see Note 5).

Research and Product Development Costs

Software development costs are included in research and product development and are expensed as incurred. Historically, the period between achieving technological feasibility and the general availability of the Company’s core software products has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its software product, that being the RetrievalWare product suite. The Company’s new TrueKnowledge for Web encountered a longer period between technological feasibility and the attainment of commercial availability and as a result, the Company began capitalizing software development costs related to TrueKnowledge for Web during the first quarter of fiscal year 2006 and continued to do so until such time as “commercial availability” was determined. Capitalization of software development costs associated with TrueKnowledge for Web ceased and amortization of previously capitalized software development costs for this offering commenced on November 1, 2005 and was to continue over a twenty-four month period.  Based on the net realizable value analysis performed by the Company for the TrueKnowledge for Web product over the next three fiscal years, the Company does not expect to recover the carrying value of the assets directly associated with the TrueKnowledge for Web product due specifically to the lack of revenues generated to date and the loss of a significant potential contract during the quarter ended October 31, 2006. As a result an impairment charge of $4.1 million equal to the unamortized balance of the related capitalized research and development costs was recorded in the current quarter (see Note 5).

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

The Company has elected the modified-prospective transition method as permitted by SFAS 123(R). The consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of the adoption of SFAS 123(R). The modified -prospective transition method requires that stock-based compensation expense be recorded for all new grants and to the unvested portion of grants that were outstanding and unvested and ultimately expected to vest as the requisite service is rendered beginning of February 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense for awards granted prior to February 1, 2006 is based on the grant date fair value as determined under the pro forma provisions of SFAS 123. During the three and nine-month periods ended October 31, 2006 the Company has recorded an incremental $1.4 million and $3.7 million, respectively, of stock-based compensation expense as a result of the adoption of SFAS 123(R).

As of October 31, 2006, no stock-based compensation costs related to stock options were capitalized as part of the cost of an asset.  As of October 31, 2006, a total of $16.4 million of unrecognized compensation cost related to stock options are expected to be recognized over a weighted average period of 2.9 years.

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

The following table illustrates the effect on net loss and net loss per common share during the three and nine-month periods ended October 31, 2005, as if the Company had applied the fair value provisions of SFAS 123 to stock-based compensation for that period (in thousands, except per share amounts):

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
Net loss, as reported	$(2,491)	$(4,985)
Stock-based compensation, as reported	312	937
Total Stock-based compensation determined under fair value based method for all awards	(1,403)	(3,760)
Pro forma net loss	$(3,582)	$(7,808)

Basic and diluted net loss per common share, as reported	$(0.05)	$(0.12)

Basic and diluted loss per common share, Pro forma	$(0.08)	$(0.19)

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its consolidated results of operations or financial position.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Numerator:
Net loss	$(13,531)	$(2,491)	$(34,609)	$(4,985)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	52,727,371	46,170,421	52,023,434	41,812,351

Basic and diluted net loss per common share	$(0.26)	$(0.05)	$(0.67)	$(0.12)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Stock options	1,747,547	4,997,302	2,971,623	3,388,197
Deferred stock	625,521	671,704	703,425	501,219
	2,373,068	5,669,006	3,675,048	3,889,416

(5)  IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended October 31, 2006, management made the determination that due to the lack of revenues generated to date and the loss of a significant potential contract that the asset group related to its TrueKnowledge for Web product may be impaired. The Company’s asset group includes both capitalized software development costs and computer equipment used to host the TrueKnowledge for Web product.

The Company analyzed the recoverability of the capitalized software development as required by SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, This analysis concluded that the estimated future gross revenues, as reduced by the costs associated with generating such revenues, were insufficient to recover the capitalized cost and, accordingly the Company recognized an impairment charge on those capitalized costs of $4.1 million.

The Company then analyzed the recoverability of the remaining asset group, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This analysis concluded an impairment existed as the carrying value of the asset group directly associated with the TrueKnowledge for Web product was no longer fully recoverable when compared to the estimated remaining future cash flows. The estimated fair value of the asset group, primarily servers and network routers, was derived using a third-party appraisal, adjusted for certain factors deemed appropriate by management, such as the marketability of certain brands of equipment on the open market and projected discounts that would be provided in the course of any ordinary sale of the assets to a third party. As a result, an impairment charge of $1.9 million, to write down the asset group to its estimated fair value, was recorded in the current quarter.

In conjunction with the fair value determination, the Company extended the estimate of the useful life of the computer hardware used to support TrueKnowledge for Web, (which is depreciated on a straight-line basis) from three to four years. This change in estimate resulted from an evaluation of the life cycle of the computer hardware used to support TrueKnowledge for Web and the Company’s conclusion that these assets will have a longer life than previously estimated. The Company believes the change in estimate more accurately reflects the productive life of these assets. In accordance with SFAS No. 154, the change in life has been accounted for as a change in accounting estimate on a prospective basis from November 1, 2006. The impact of this change in estimate on future periods is expected to result in depreciation expense of $2.7 million for the year ended December January 31, 2007, $1 million for the year ended January 31, 2008, $1 million for the year ended January 31, 2009 and $789,000 for the year ended January 31, 2010 for this computer hardware used to support TrueKnowledge for Web.

The Company has recorded the aggregate impairment loss of $6.0 million for the capitalized software development cost and the computer equipment within the line item, “Impairment of long-lived assets”, in the three and nine months ended October 31, 2006 “Condensed Consolidated Statements of Operations”.

(6)  SEGMENT REPORTING

The Company is principally engaged in the design, development, marketing and support of search, retrieval and categorization solutions. Substantially all of the Company’s revenues result from the sale of the Company’s software products and related services for all fiscal years presented. In fiscal year 2005, the Company embarked on an advanced development effort focused on applying portions of its existing core technology to locate contextually relevant information on the World Wide Web. This initiative resulted in TrueKnowledge for Web becoming a commercially available product during fiscal year 2006. As such, the Company considered itself to have two reportable segments during fiscal year 2006, specifically the license, implementation and support of its software product business (e.g., RetrievalWare) and TrueKnowledge for Web. Beginning fiscal year 2007, the Company has consolidated the resources of both product offerings and now considers itself to have one reportable segment. For purposes of making operating decisions and assessing financial performance, the Company’s chief operating decision-making group reviews financial information of its software product offerings on a consolidated basis.

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	Three Months Ended October 31,		Nine Months Ended October 31,
Sales to Customers:	2006	2005	2006	2005
United States	$3,760	$3,430	$9,763	$12,771
United Kingdom	2,251	974	4,220	3,914
All Other	4	108	12	710
	$6,015	$4,512	$13,995	$17,395

Major Customers

For the three and nine-month periods ended October 31, 2006, revenues derived from sales to agencies of the U.S. Government were approximately $3.2 million and $8.3 million representing 54% and 59% of total revenues, respectively. For the three and nine-month periods ended October 31, 2005, revenues derived from sales to agencies of the U.S. Government were approximately $2.1 million and $9.3 million, representing 46% and 53% of total revenues, respectively. For the quarter ended October 31, 2006, two individual customers accounted for 18% and 16% of the Company’s total revenues, respectively. For the nine-month period ended October 31, 2006, no individual customers accounted for more than 10% of the Company’s total revenues. One reseller customer accounted for approximately 14% and 20% of the Company’s total revenues for the three and nine-month periods ended October 31, 2006, respectively. One customer accounted for approximately 12% of the Company’s total revenues for the quarter ended October 31, 2005. Another individual customer accounted for approximately 14% of the Company’s total revenues for the nine-month period ended October 31, 2005.

(7) INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2007, the Company expects that it will generate additional NOLs for the remainder of the year. As of October 31, 2006, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to generate sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has continued to provide a full valuation allowance against such deferred tax assets as of October 31, 2006.

(8) LONG-TERM DEBT

On March 23, 2005, the Company secured a $5 million term loan from Silicon Valley Bank (“SVB”), the primary subsidiary of Silicon Valley Bancshares (NASDAQ: SIVB). The four-year, term facility was secured to provide financing for capital purchases including those for TrueKnowledge for Web. The loan incurred interest at 7% per annum was secured by a first lien on all corporate assets, excluding intellectual property. The Company retired this facility on February 28, 2006.

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

The litigation between the Company and DSMCi is currently in the summary judgment phase in the District Court. The parties completed their briefing of the summary judgment issues at the end of September 2006, and are awaiting the court’s rulings. The Company has investigated the claims and continues to believe that the claims are without merit.

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

As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three and nine-month periods ended October 31, 2006 has been reduced for estimated forfeitures. When estimating forfeiture rates, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures across two employee classes. Class 1 was comprised of senior management; Class 2 included all other employees. As such, the forfeiture rate used in the computation of stock option expense for the three and nine-month periods ended October 31, 2006 was 1.2% for Class 1 and 10% for Class 2.

The following table shows the assumptions used for the grants that occurred in each fiscal year.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Expected life of stock options	6.13 Years	5 Years	6.14 Years (1)	5 Years
Expected volatility	60%	83%	62%	84%
Risk free interest rates	4.73%	4.15%	4.81%	3.91%
Dividend yield	None	None	None	None

Weighted average fair value of options granted during the period	$3.04	$7.35	$3.43 (1)	$3.49

(1)	Does not include options issued as part of a re-grant of a modified award pursuant to a separation agreement with a former senior officer of the Company.

In accordance with a separation agreement with a former senior officer of the Company the vesting of 62,500 stock options, originally scheduled to vest at various dates in the current fiscal year, were accelerated to September 11, 2006. FAS 123(R) stipulates that a modification to the terms of an award should be treated as an exchange of the original award for a new award with total compensation cost equal to the grant-date fair value of the original award plus the incremental value (if any) of the modification of the award. Under statement 123(R), the calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original option measured immediately before its terms are modified based on current circumstances. This incremental cost, plus the measured but unrecognized cost remaining from the original award is to be recognized over the service period of the modified award, or immediately, if the modified award vests as of the date of the modification.

The modified award was valued using the Black-Scholes model using current year valuation assumptions with the exception of the expected term. In this case, because the vesting and exercise date of September 11, 2006 was known, an expected term of 45 days or 0.12 years was used. Based on these valuation inputs the valuation of the modified option grants was $155,000 compared to a valuation of $163,000 for the valuation of the original grants. As a result there is no incremental cost to the valuation of the modified shares. However, because the term of the modified award expired in the third quarter of the current fiscal year, the entire remaining expense related to the modified options was taken in the current quarter.

The Company’s Employee Stock Purchase Plan, or “ESPP,” was discontinued as of July 31, 2006. The ESPP allowed eligible employees to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. The Company’s ESPP was deemed to be compensatory, and therefore, ESPP expenses under SFAS 123R have been included in the Company’s Condensed Consolidated Statements of Operations for the nine-month periods ended October 31, 2006.

The impact on the Company’s results of operations of recording stock-based compensation related to stock options and the ESPP for the three and nine-month periods ended October 31, 2006 was as follows (in thousands):

	Three Months Ended October 31, 2006	Nine Months Ended October 31, 2006
Cost of revenues	$106	$223
Sales and marketing	129	446
Research and product development	362	1,134
General and administrative	757	1,894
	$1,354	$3,697

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

Further, the Company has increased its development, selling & marketing efforts with regard to TrueKnowledge for Web. TrueKnowledge for Web is an advanced effort aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the Web. The Company launched TrueKnowledge for Web on November 1, 2005 and has begun to focus on creating distribution channels for this new technology. In concert with TrueKnowledge for Web, Convera has entered into a master hosting facility agreement with AT&T and has established two hosting facilities (San Diego, CA and Dallas, TX) in support of TrueKnowledge for Web. During the current quarter the Company recorded a $6.0 million non-cash impairment charge to reduce the capitalized software development costs associated with the TrueKnowledge for Web product to its net realizable value and equipment used to host the software at its fair value. The Company determined these assets were impaired based on the lack of revenues generated to date  and the loss of a significant potential contract during the quarter ended October 31, 2006. The non-cash charge has no effect on the Company's development, sales and marketing plans for its TrueKnowledge for Web solution.

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

Results of Operations

For the three months ended October 31, 2006, total revenues were $6.0 million, an increase of 33% versus total revenues of $4.5 million for the comparable prior-year period. The net loss for the quarter ended October 31, 2006 was $13.5 million, or $0.26 per common share, compared to a net loss of $2.5 million, or $0.05 per common share in the comparable prior-year period. For the nine months ended October 31, 2006, total revenues were $14.0 million, a decrease of 20% versus total revenues of $17.4 million for the comparable prior-year period. The net loss for the first nine months of the current fiscal year was $34.6 million, or $0.67 per common share, compared to a net loss of $5.0 million, or $0.12 per common share in the comparable prior-year period

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and nine-month periods ended October 31, 2006 and 2005, respectively (dollars in thousands).

	Components of Revenue and Expenses
	Three Months Ended October 31,				Increase/
	2006		2005		(Decrease)
Revenues:
License	$3,490	58%	$1,914	42%	82%
Services	541	9%	516	12%	5%
Maintenance	1,984	33%	2,082	46%	(5%)
Total revenues	$6,015	100%	$4,512	100%	33%

Expenses:
Cost of revenues (excluding amortization of of research and product development costs listed separately below):
License	$433	7%	$365	8%	19%
Services	2,701	45%	887	20%	205%
Maintenance	306	5%	254	6%	20%
Sales & marketing	2,872	48%	1,851	41%	55%
Research and product development	3,497	58%	1,248	28%	180%
General and administrative	3,358	56%	2,640	57%	27%
Restructuring charge (recovery)	-	0%	(1)	0%	(100%)
Amortization of capitalized research and product development costs	1,016	17%	-	0%	-
Impairment of capitalized research and development costs and equipment	6,006	100%	-	0%	-
Total expenses	$20,189	336%	$7,244	161%	179%
Operating loss	$(14,174)		$(2,732)

Interest income, net	643		241
Net loss	$(13,531)		$(2.491)

	Components of Revenue and Expenses
	Nine Months Ended October 31,				Increase/
	2006		2005		(Decrease)
Revenues:
License	$6,861	49%	$9,331	54%	(26%)
Services	1,493	11%	1,947	11%	(23%)
Maintenance	5,641	40%	6,117	35%	(8%)
Total revenues	$13,995	100%	$17,395	100%	(20%)

Expenses:
Cost of revenues (excluding amortization of of research and product development costs listed separately below):
License	$1,335	9%	$962	5%	39%
Services	7,239	52%	2,529	15%	186%
Maintenance	883	6%	763	4%	16%
Sales & marketing	8,827	63%	6,406	37%	38%
Research and product development	11,438	82%	4,322	25%	165%
General and administrative	11,497	82%	7,796	45%	47%
Restructuring charge (recovery)	-	0%	(57)	0%	(100%)
Amortization of capitalized research and product development costs	3,045	22%	-	0%	-
Impairment of capitalized research and development costs and equipment	6,006	43%	-	0%	-
Total expenses	$50,270	359%	$22,721	131%	121%
Operating loss	$(36,275)		$(5,326)

Interest income, net	1,666		341
Net loss	$(34,609)		$(4.985)

Revenues

License revenue increased 82% to $3.5 million for the three months ended October 31, 2006 versus $1.9 million for the comparable prior-year period. Slightly lower than prior-year period deal volume was offset by a significant increase in average deal size due to four significant government deals that totaled more than 80% of total license sales for the quarter. Federal license revenue increased 102% or $0.8 million versus the comparable prior-year period, International license revenue increased by 303% or $1.3 million, and Commercial license revenue decreased 87%, or $0.6 million. The increase in Federal and International license sales is due to the aforementioned deals, while the decline in Commercial revenue is the result of the Company’s decision in 2004 to temper its selling efforts in this segment. For the nine months ended October 31, 2006, license revenue was $6.9 million, a decrease of 26% versus $9.3 million for the prior-year period. Modest declines in deal volume and average deal size contributed to this decline, as well as a large deal in the prior-year period that contributed more than 25% of license revenues in the prior-year period and the absence of a like-sized deal in the current period. Commercial license revenue decreased 89% versus the prior-year period, Federal license revenue decreased 25%, and International license revenue was consistent with the prior-year period.

Services revenue, which includes professional services, training, and revenues associated with the TrueKnowledge products, totaled $0.5 million for the three months ended October 31, 2006. This represents a 5% increase from the comparable prior-year period. A 23% decline in RetrievalWare professional services revenue was offset by a $0.1 million increase in TrueKnowledge services revenue. Increases of 244% and 7% in Commercial and International services revenue were offset by a 25% decline in Federal services revenue. For the nine months ended October 31, 2006, services revenue was $1.5 million, a 23% decline versus $1.9 million for the prior-year period. A 35% decline in RetrievalWare professional services revenue was offset by a $0.2 million increase in TrueKnowledge services revenue. International, Federal, and Commercial services revenue declined by 28%, 23% and 19%, respectively versus the comparable prior-year period due primarily to a decline in deal volume across all segments.

Maintenance revenue totaled $2.0 million for the three months ended October 31, 2006, representing a 5% decrease versus the comparable prior-year period. A 39% increase in Federal maintenance revenue was offset by a 51% and 28% decline in the Commercial and International sectors, respectively. For the nine months ended October 31, 2006, maintenance revenue declined 8% to $5.6 million, versus $6.1 million in the comparable prior-year period. A 24% increase in Federal maintenance revenue, was offset by a 42% and 23% decline in the Commercial and International sectors, respectively. Maintenance renewals from within the existing customer base remain strong in the Federal sector, but are offset by lower renewal rates in the International sector and reduced Commercial software license sales during the last several quarters.

For the three and nine month periods ended October 31, 2006, total revenue derived from sales to agencies of the U.S. federal government were $3.2 million and $8.3 million, respectively, representing 54% and 59% of total revenue, respectively.

Two customers each accounted for more than 10% of total revenue for the three months ended October 31, 2006, while no customer accounted for 10% of total revenue for the nine month period ended October 31, 2006. One customer accounted for approximately 14% of total revenue for the prior-year nine month period ended October 31, 2005.

Revenue from international operations is generated primarily from software licenses and related support services with various European commercial and government customers. The Company's international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom. International revenue increased by 108% for the three months ended October 31, 2006 to $2.3 million, versus $1.1 million in the comparable prior-year period. For the nine month period ended October 31, 2006, International revenue decreased by 9% to $4.2 million, from $4.6 million for the comparable prior-year period. License revenue was consistent with the prior-year period, while professional services and maintenance revenue declined by 40% and 23% respectively.

Expenses

Cost of license revenue for the three months ended October 31, 2006 increased 19% to $0.4 million from the comparable prior-year period. Cost of license revenue as a percentage of license revenue was 12% in the current quarter compared to 19% in the comparable prior-year period. For the nine months ended October 31, 2006, cost of license revenue increased 39% to $1.3 million versus $1.0 million in the comparable prior-year period. Cost of license revenue as a percentage of license revenue for the nine months ended October 31, 2006 was 19%, versus 10% in the comparable prior-year period. The increase in cost of license revenue for the three and nine month period ended October 31, 2006 is attributed to increased third party licensing costs for the RetrievalWare and TrueKnowledge products.

Cost of services revenue for the three months ended October 31, 2006 increased 205% to $2.7 million versus $0.9 million in the comparable prior-year period. Cost of services revenue as a percentage of services revenue was 499% in the current quarter compared to 172% in the comparable prior-year period. Cost of services revenue for the nine months ended October 31, 2006 increased 186% to $7.2 million versus $2.5 million in the comparable prior-year period. Cost of services revenue as a percentage of services revenue for the nine month period ended October 31, 2006 was 485%, versus 130% in the comparable prior-year period. The change in cost of services revenue is attributed to increased costs associated with establishing and managing the two AT&T hosting facilities for TrueKnowledge products, offset by lower personnel-related costs for the Company’s professional services organization.

Cost of maintenance revenue for the three months ended October 31, 2006 increased 20% to $0.3 million from the comparable prior-year period. As a percentage of maintenance revenue, cost of maintenance was 15% in the current quarter compared to 12% in the comparable prior-year period. Cost of maintenance revenue for the nine month period ended October 31, 2006 increased 16% to $0.9 million versus $0.8 million for the comparable prior-year period. The increase in cost of maintenance revenue for the three and nine month periods versus the comparable prior-year periods is due primarily to outsourcing costs associated with supporting the Company’s File Room product.

Sales and marketing expense for the three months ended October 31, 2006 increased 55% to $2.9 million versus $1.9 million in the comparable prior-year period. For the nine month period ended October 31, 2006, sales and marketing expense increased 38% to $8.8 million from $6.4 million in the corresponding prior-year period. The increase in sales and marketing expense for the three and nine month periods is attributable to increased marketing program costs and higher personnel-related costs, including the addition in the current fiscal year of stock-based compensation expense related to the adoption of SFAS 123(R).

Research and product development expense for the three months ended October 31, 2006 increased 180% to $3.5 million versus $1.2 million for the comparable prior-year period. For the nine month period ended October 31, 2006, research and development costs increased 165% to $11.4 million versus $4.3 million for the comparable prior-year period. The increase for the three and nine month periods is attributed to the capitalization of research and development costs in the prior-year periods, coupled with stock-based compensation expense related to the adoption of SFAS 123(R) in the current fiscal year.

General and administrative expense for the three months ended October 31, 2006 increased 27% to $3.4 million versus $2.6 million for the comparable prior-year period. For the nine month period ended October 31, 2006, general and administrative costs increased 47% to $11.5 million from $7.8 million for the comparable prior-year period. The increase in general and administrative expense is attributed to increased personnel-related costs and current fiscal year stock-based compensation expense related to the adoption of SFAS 123(R).

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

The Company adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of February 1, 2006. The Company’s consolidated financial statements for the three and nine-month periods ended October 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The Company recorded $1.8 million in stock-based compensation expense during the third quarter of fiscal 2007, of which $1.4 million was related to the adoption of the provisions as set forth under SFAS 123(R). During the nine-month period ended October 31, 2006 stock-based compensation expense was $5.2 million of which $3.7 million was related to the adoption of SFAS 123(R) No such expense was recorded in the comparable periods of fiscal year 2006. There were however $0.3 million and $0.9 million in stock-based compensation expense related to deferred stock grants recorded during the three and nine-month periods ended October 31, 2005, respectively.

The impact on the Company’s results of operations of recording stock-based compensation related to the adoption of SFAS 123(R) for the three and nine-month periods ended October 31, 2006 were as follows (in thousands):

	Three Months Ended October 31, 2006	Nine Months Ended October 31, 2006
Cost of revenues	$106	$223
Sales and marketing	129	446
Research and product development	362	1,134
General and administrative	757	1,894
	$1,354	$3,697

Amortization of capitalized research & product development costs

For the three and nine month periods ended October 31, 2006 the Company amortized $1.0 million and $2.0 million of previously capitalized research and product development costs associated with TrueKnowledge for Web. With the attainment of commercial availability of TrueKnowledge for Web on November 1, 2005, amortization of $8.1 million of previously capitalized costs commenced and were scheduled to be amortized over a 24-month period.

Impairment of capitalized research and development costs and equipment

During the quarter ended October 31, 2006, management made the determination that due to the lack of revenues generated to date and the loss of a significant potential contract that the asset group related to its TrueKnowledge for Web product may be impaired. The Company’s asset group includes both capitalized software development costs and computer equipment used to host the TrueKnowledge for Web product.

The Company analyzed the recoverability of the capitalized software development as required by SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, This analysis concluded that the estimated future gross revenues, as reduced by the costs associated with generating such revenues, were insufficient to recover the capitalized cost and, accordingly the Company recognized an impairment charge on those capitalized costs of $4.1 million.

The Company then analyzed the recoverability of the remaining asset group, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This analysis concluded an impairment existed as the carrying value of the asset group directly associated with the TrueKnowledge for Web product was no longer fully recoverable when compared to the estimated remaining future cash flows. The estimated fair value of the asset group, primarily servers and network routers, was derived using a third-party appraisal, adjusted for certain factors deemed appropriate by management, such as the marketability of certain brands of equipment on the open market and projected discounts that would be provided in the course of any ordinary sale of the assets to a third party. As a result, an impairment charge of $1.9 million, to write down the asset group to its estimated fair value, was recorded in the current quarter.

In conjunction with the fair value determination, the Company extended the estimate of the useful life of the computer hardware used to support TrueKnowledge for Web, (which is depreciated on a straight-line basis) from three to four years. This change in estimate resulted from an evaluation of the life cycle of the computer hardware used to support TrueKnowledge for Web and the Company’s conclusion that these assets will have a longer life than previously estimated. The Company believes the change in estimate more accurately reflects the productive life of these assets. In accordance with SFAS No. 154, the change in life has been accounted for as a change in accounting estimate on a prospective basis from November 1, 2006. The impact of this change in estimate on future periods is expected to result in depreciation expense of $2.7 million for the year ended December January 31, 2007, $1 million for the year ended January 31, 2008, $1 million for the year ended January 31, 2009 and $789,000 for the year ended January 31, 2010 for this computer hardware used to support TrueKnowledge for Web.

The Company has recorded the aggregate impairment loss of $6.0 million for the capitalized software development cost and the computer equipment within the line item, “Impairment of long-lived assets”, in the three and nine months ended October 31, 2006 “Condensed Consolidated Statements of Operations”.

Interest income, net

Net interest income for the three and nine month periods ended October 31, 2006 totaled $0.6 million and $1.7 million, respectively, versus $0.2 million and $0.3 million for the comparable prior-year periods, respectively. The increase in interest income is attributed to a higher cash balance, higher interest yields, and the completion of interest payments for the Silicon Valley Bank debt facility that was retired in February of this year.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and short-term investments at October 31, 2006 as compared to January 31, 2006 is summarized below (in thousands).

	October 31, 2006	January 31, 2006	Change
Cash and cash equivalents	$55,440	$37,741	$17,699
Investments	71	71	-
Total	$55,511	$37,812	$17,699

During the nine months ended October 31, 2006, the Company used cash of $15.2 million to fund operating activities, compared to $2.5 million used in the same period last year. The net loss of $34.6 million was offset by non-cash charges totaling $17.7 million including depreciation and amortization of $6.5 million, impairment of capitalized research and development costs and equipment of $6.0 million and stock-based compensation (option issuances and deferred stock grants) of $5.2 million. Decreases to accounts receivable and prepaid expenses provided $0.7 million and $0.8 million, respectively. Increases to accounts payable, accrued expenses and accrued bonuses provided $0.1 million and increases to deferred revenue provided $0.1 million. During the nine months ended October 31, 2005, the net loss of $5.0 million was offset by non-cash charges totaling approximately $2.8 million including depreciation of approximately $1.9 million, amortization of developed technology of $0.2 million, and amortization of deferred stock compensation of $1.1 million. Decreases to accounts receivable and prepaid expenses and other assets provided $1.1 million and $0.2 million, respectively. Payments against the restructuring reserve used $0.8 million. Decreases to accounts payable, accrued expenses, accrued bonuses and deferred revenues used an additional $0.8 million.

For the nine-month period ended October 31, 2006, purchases of equipment and leasehold improvements used cash of $0.4 million. For the nine-month period ended October 31, 2005, cash flows from investing activities used $14.8 million of which $6.7 million was related to purchases of equipment and leasehold improvements and $8.1 million was related to capitalized software development costs.

For the nine-month period ended October 31, 2006, financing activities provided cash of $33.1 million. In February 2006, the Company completed a private placement of 5,103,333 newly-issued shares of common stock to a group of institutional investors resulting in net proceeds of approximately $36.7 million. Allen & Company LLC, a company affiliated with the majority shareholder, acted as placement agent for the private placement and was paid a commission of 4%. Concurrent with the private placement, the Company retired the Silicon Valley Bank credit facility of $5.0 million. The exercise of employee stock options provided $1.6 million while $0.1 million was provided by the issuance of stock under the employee stock purchase plan offset by the repurchase of shares totaling approximately $0.4 million. Financing activities provided cash of $42.0 million for the nine months ended October 31, 2005. Approximately $28.8 million of proceeds were received through a July 2005 private placement of 6,555,556 newly-issued shares of common stock to two investors. An additional $5.0 million was secured from a March 2005, four-year, term loan financing from Silicon Valley Bank. The exercise of employee stock options provided approximately $8.3 million while approximately $0.1 million was provided by the issuance of stock under the employee stock purchase plan offset by the repurchase of shares totaling $0.2 million.

At October 31, 2006, the Company’s balance of cash, cash equivalents and short-term investments was $55.5 million. The Company believes that its current balance of cash, cash equivalents and short-term investments and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for at least the next twelve months. Excluding cash acquired as part of the Combination and other acquisitions and the March 2005 credit facility, the Company has historically been entirely funded by sales of its common stock. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

 Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary were approximately 37% of total revenues in the third quarter of fiscal year 2007. International sales are made predominantly from the Company's foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of October 31, 2006, approximately 31% and 7% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of the first fiscal quarter, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of October 31, 2006, over 99% of the Company’s cash and cash equivalents were denominated in U.S. dollars. The remaining balance of is comprised of British pounds, Euros and Canadian dollars. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. Given the relatively short maturity periods of cash equivalents and short-term investments, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited.

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

Changes in Internal Control over Financial Reporting

During the interim review of the quarter ended July 31, 2006, our independent registered public accounting firm communicated to management that a single, non-standard contract with contingencies, had been improperly included as revenue resulting in a material weakness. In response, the Company instituted certain additional control procedures as measures towards remediating the condition that created the material weakness. First, the Company provided training to its sales staff and contracts staff members of its contract review committee to increase the awareness and allow for the earlier identification of contract issues that may impact revenue recognition. Second, the Company authorized outside legal counsel to perform an additional review and identify such contracts for issues that may impact the recognition of revenue. Third, the Company assigned additional resources to participate in the revenue recognition process in conjunction with the close process. In connection with the preparation and filing of the Company's Annual Report on Form 10-K for the year ended January 31, 2007, management will test the new controls implemented as well as its other controls and issue management's assessment of its control structure as of January 31, 2007.

Except for this matter, there has been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The litigation between the Company and DSMCi is currently in the summary judgment phase in the District Court. The parties completed their briefing of the summary judgment issues at the end of September 2006, and are awaiting the court’s rulings. The Company has investigated the claims and continues to believe that the claims are without merit.

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

Item 1A.         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended January 31, 2006 and Part II, “Item IA. Risk Factors” in any subsequently filed Quarterly Reports on Form 10-Q , which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 and of the subsequently filed Quarterly Reports on Form 10-Q.

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

CONVERA CORPORATION

December 18, 2006	By: /s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

December 18, 2006	By: /s/ Matthew G. Jones
Matthew G. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)