Form 10-Q/A
period 2006-10-31
CONVERA CORP
filed 2007-05-01
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☒No ☐

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

The number of shares outstanding of the registrant’s Class A common stock as of March 28, 2007 was 52,926,544.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED OCTOBER 31, 2006

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 is being filed to restate the consolidated financial statements for the three and nine months ended October 31, 2006 to give effect to adjustments resulting from the identification of errors related to the understatement of impairment charges related to the Company’s TrueKnowledge for Web product as well as the reversal of revenue on a single contract that was prematurely recognized during the quarter. A new footnote (Note 2) has been added to the restated consolidated financial statements to discuss the restatement effects. The Company has also updated Item 4. Controls and Procedures to describe its discussion of the controls and procedures impacted and the Company’s remediation plans for the material weaknesses in the controls surrounding the accounting close process and the revenue recognition process. Only the adjustments described herein and related disclosures have been amended. No other material information contained in our original filing of December 18, 2006 is amended hereby. Accordingly, this Form 10-Q/A (Amendment No.1) amends and restates Items 1[, 2, 3] and 4 along with [Notes 2, 5 and 6] of the notes to the consolidated financial statements included in the December 18, 2006 filing. Except for the foregoing amended information, this Form 10-Q/A does not reflect events occurring after December 18, 2006, nor does it modify or update those disclosures.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS	October 31, 2006
	(As restated)	January 31, 2006
	(Unaudited)
Current Assets:
Cash and cash equivalents	$55,440	$37,741
Restricted cash	71	71
Accounts receivable, net of allowance for doubtful
accounts of $258 and $218, respectively	3,735	4,364
Prepaid expenses and other	1,656	2,396
Total current assets	60,902	44,572

Equipment and leasehold improvements, net of accumulated
depreciation of $14,314 and $15,683, respectively	4,382	9,152
Other assets	393	819
Capitalized research and development costs, net	—	7,102
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of $1,251
and $1,049, respectively	95	297
Total assets	$68,047	$64,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,547	$1,367
Accrued expenses	2,677	2,680
Deferred revenues	4,328	3,931
Current maturities of long-term debt	—	1,283
Total current liabilities	8,552	9,261

Deferred revenues – long-term	227	398
Long-term debt, net of current portion	—	3,717
Total liabilities	8,779	13,376

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares
authorized; 53,465,426 and 47,803,186 shares issued,
respectively; 52,808,871 and 47,128,833 shares
outstanding, respectively	534	477
Treasury stock at cost, 656,555 and 674,353 shares,
respectively	(1,517)	(1,558)
Additional paid-in-capital	1,167,280	1,124,068
Accumulated deficit	(1,105,796)	(1,070,706)
Accumulated other comprehensive loss	(1,233)	(1,440)
Total shareholders’ equity	59,268	50,841
Total liabilities and shareholders’ equity	$68,047	$64,217

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
	(As restated)		(As restated)

Revenues:
License	$3,490	$1,914	$6,861	$9,331
Services	461	516	1,413	1,947
Maintenance	1,984	2,082	5,641	6,117
	5,935	4,512	13,915	17,395

Expenses:
Cost of revenues (excluding amortization of
research and product development costs
separately below):
License	433	365	1,335	962
Services	2,701	887	7,239	2,529
Maintenance	306	254	883	763
Sales and marketing	2,872	1,851	8,827	6,406
Research and product development	3,497	1,248	11,438	4,322
General and administrative	3,358	2,640	11,497	7,796
Restructuring charge (recovery)	—	(1)	—	(57)
Amortization of capitalized research and product development costs	1,016	—	3,045	—
Impairment of capitalized research and
development costs, equipment and other
prepaid expenses	6,407	—	6,407	—
	20,590	7,244	50,671	22,721

Operating loss	(14,655)	(2,732)	(36,756)	(5,326)

Interest income, net	643	241	1,666	341

Net loss	$(14,012)	$(2,491)	$(35,090)	$(4,985)
Basic and diluted net loss per common share	$(0.27)	$(0.05)	$(0.67)	$(0.12)
Weighted-average number of common shares
outstanding – basic and diluted	52,727,371	46,170,421	52,023,434	41,812,351
Other comprehensive loss:
Net loss	$(14,012)	$(2,491)	$(35,090)	$(4,985)
Foreign currency translation adjustment	185	110	207	(38)
Comprehensive loss	$(13,827)	$(2,381)	$(34,883)	$(5,023)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended October 31,
	2006	2005
	(As restated)
Cash Flows from Operating Activities:
Net loss	$(35,090)	$(4,985)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	6,492	2,093
Non-cash restructuring charges	—	(57)
(Benefit) Provision for doubtful accounts	(4)	(305)
Stock-based compensation	5,181	1,102
Impairment of capitalized research and development costs and equipment	6,407	—
Changes in operating assets and liabilities:
Accounts receivable	741	1,092
Prepaid expenses and other assets	791	208
Accounts payable, accrued expenses and accrued
bonuses	141	(498)
Restructuring reserve	—	(776)
Deferred revenues	151	(332)
Net cash used in operating activities	(15,190)	(2,458)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(413)	(6,733)
Capitalized research and development costs	—	(8,081)
Net cash used in investing activities	(413)	(14,814)

Cash Flows from Financing Activities:
Proceeds from the private placement of stock, net	36,744	28,777
Proceeds from the exercise of stock options	1,637	8,345
Proceeds from borrowings of long-term debt	—	5,000
Proceeds from the issuance of common stock, net	(253)	(100)
Repayment of long-term debt	(5,000)	—
Net cash provided by financing activities	33,128	42,022

Effect of exchange rate changes on Cash	174	5

Net increase in Cash and Cash Equivalents	17,699	24,755

Cash and Cash Equivalents, beginning of period	37,741	17,766

Cash and Cash Equivalents, end of period	$55,440	$42,521

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

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training, professional services and hosted services. The Company’s latest software release of RetrievalWare includes technical advancements such as categorization, dynamic classification, profiling and distributed indexing capabilities. In addition, the Company has developed a Web indexing technology focused on applying portions of the Company’s existing technology to also locate contextually relevant information on the world wide web. This next-generation search technology, named TrueKnowledge for Web™ (formerly Excalibur Web offering), contains billions of pages of textual web content, approximately 1 billion images, 17 million audio components and 5 million videos. The Company has developed TrueKnowledge for Web to add structure to the Web through the use of baseRelevance™ which are proprietary taxonomies and ontologies, semantic analysis and deep knowledge resources capable of providing end-users with more relevant search results. The technology also supports complex queries, offers built-in video and image search, and provides geo-locational data. On November 1, 2005, the Company announced that TrueKnowledge for Web, was commercially available. TrueKnowledge for Web may be used in concert with RetrievalWare or with a customer’s existing internal application to create an integrated portal offering “blended” results from both intranet and open-source or Web-based content known as TrueKnowledge for Discovery™. The Company has launched a public search portal, www.govmine.com, targeted for professionals within the government. The Company also operates two hosting facilities under its master hosting facility agreement with AT&T for TrueKnowledge for Web. During the current quarter the Company recorded a $6.4 million non-cash impairment charge to reduce the capitalized software development costs associated with the TrueKnowledge for Web product to its net realizable value and equipment used to host the software as well as other prepaid expeses supporting the software at their fair values. The Company determined these assets were impaired based on the lack of revenues generated to date and the loss of a significant potential contract during the quarter ended October 31, 2006. The non-cash charge has no effect on the Company’s development, sales and marketing plans for its TrueKnowledge for Web solution.

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

(2)	RESTATEMENT

The unaudited consolidated financial statements as of and for the quarterly period ended October 31, 2006 have been restated to correct the amount of an impairment charge taken during the quarter and to reverse revenue improperly recorded during the quarter.

During the quarter ended October 31, 2006, management made the determination based on applicable accounting guidance that the asset group related to its TrueKnowledge for Web product had become impaired. The asset group considered for the impairment analysis included capitalized software development costs and the computer equipment used to host the TrueKnowledge for Web product. Following the guidelines from SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company recognized an impairment charge on the capitalized software development costs of $4.1 million and an additional impairment charge of $1.9 million to writedown the computer equipment to its estimated fair value.

The Company failed to include certain assets in the asset group supporting the TrueKnowledge for Web product when completing its impairment analysis. These excluded assets consisted of prepaid royalties and prepaid maintenance totaling $0.4 million which had no net realizable value. As a result, an additional $0.4 million impairment charge was recorded for the quarterly period ended October 31, 2006. For a full discussion of this impairment charge see Note 6 of these consolidated financial statements.

A year-end review of revenue contracts revealed a services contract for which revenue was prematurely recognized during the quarter ended October 31, 2006. As a result, the Company has recorded a $0.1 million reduction to revenue on a single services contract, which will be recognized ratably over the life of the services agreement.

The impact of the restatement on our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows is outlined in the tables below (dollars in thousands):

Consolidated Balance Sheet	As of October 31, 2006
	Previously Reported	As Restated
Prepaid expenses and other	$2,057	$1,656
Total current assets	$61,303	$60,902
Total assets	$68,448	$68,047

Deferred revenues	$4,248	$4,328
Total current liabilities	$8,472	$8,552
Total liabilities	$8,699	$8,779

Accumulated deficit	$(1,105,315)	$(1,105,796)
Total shareholders’ equity	$59,794	$59,268
Total liabilities and shareholders’ equity	$68,448	$68,047

Consolidated Statement of Operations	Three Months Ended October 31, 2006		Nine Months Ended October 31, 2006
	Previously reported	As restated	Previously reported	As restated
Services revenue	$541	$461	$1,493	$1,413
Total revenue	$6,015	$5,935	$13,995	$13,915

Impairment of capitalized research and development costs, equipment and other assets	$6,006	$6,407	$6,006	$6,407
Total expenses	$20,189	$20,590	$50,270	$50,671

Operating loss	$(14,174)	$(14,655)	$(36,275)	$(36,756)
Net loss	$(13,531)	$(14,012)	$(34,609)	$(35,090)

Basic and diluted net loss per common share	$(0.26)	$(0.27)	$(0.67)	$(0.67)

Comprehensive loss	$(13,346)	$(13,827)	$(34,402)	$(34,883)

(3)	SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Long-Lived Assets

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company’s assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment. During the quarter ended October 31, 2006 the Company determined that certain assets used to host its TrueKnowledge for Web product were impaired and recorded an impairment charge of $2.3 million during the quarter ended October 31, 2006 (see Note 6).

Research and Product Development Costs

Software development costs are included in research and product development and are expensed as incurred. Historically, the period between achieving technological feasibility and the general availability of the Company’s core software products has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its software product, that being the RetrievalWare product suite. The Company’s new TrueKnowledge for Web encountered a longer period between technological feasibility and the attainment of commercial availability and as a result, the Company began capitalizing software development costs related to TrueKnowledge for Web during the first quarter of fiscal year 2006 and continued to do so until such time as “commercial availability” was determined. Capitalization of software development costs associated with TrueKnowledge for Web ceased and amortization of previously capitalized software development costs for this offering commenced on November 1, 2005 and was to continue over a twenty-four month period. Based on the net realizable value analysis performed by the Company for the TrueKnowledge for Web product over the next three fiscal years, the Company does not expect to recover the carrying value of the assets directly associated with the TrueKnowledge for Web product due specifically to the lack of revenues generated to date and the loss of a significant potential contract during the quarter ended October 31, 2006. As a result an impairment charge of $4.1 million equal to the unamortized balance of the related capitalized research and development costs was recorded in the current quarter (see Note 6).

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

The Company uses the Black-Scholes-Merton (“Black–Scholes”) option pricing model to determine the fair value of stock-based awards under SFAS 123(R) which is consistent with that used for pro forma disclosures under SFAS 123 Accounting for Stock-Based Compensation.

The Company has elected the modified–prospective transition method as permitted by SFAS 123(R). The consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of the adoption of SFAS 123(R). The modified –prospective transition method requires that stock-based compensation expense be recorded for all new grants and to the unvested portion of grants that were outstanding and unvested and ultimately expected to vest as the requisite service is rendered beginning of February 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense for awards granted prior to

February 1, 2006 is based on the grant date fair value as determined under the pro forma provisions of SFAS 123. During the three and nine-month periods ended October 31, 2006 the Company has recorded an incremental $1.4 million and $3.7 million, respectively, of stock-based compensation expense as a result of the adoption of SFAS 123(R).

As of October 31, 2006, no stock-based compensation costs related to stock options were capitalized as part of the cost of an asset. As of October 31, 2006, a total of $16.4 million of unrecognized compensation cost related to stock options are expected to be recognized over a weighted average period of 2.9 years.

Prior to the adoption of SFAS 123 (R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic method prescribed by APB No. 25. The Company applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock –Based Compensation- Transition and Disclosure, as if the fair-value based method had been applied in measuring compensation expense. Under APB No. 25, when the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

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

Further information regarding stock-based compensation can be found in Note 10 of these notes to the Consolidated Financial Statements.

(4)	RECENT PRONOUNCEMENTS

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

(5)	NET LOSS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
	(As restated)		(As restated)

Numerator:
Net loss	$(14,012)	$(2,491)	$(35,090)	$(4,985)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	52,727,371	46,170,421	52,023,434	41,812,351

Basic and diluted net loss per common share	$(0.27)	$(0.05)	$(0.67)	$(0.12)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Stock options	1,747,547	4,997,302	2,971,623	3,388,197
Deferred stock	625,521	671,704	703,425	501,219
	2,373,068	5,669,006	3,675,048	3,889,416

(6)	IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended October 31, 2006, management made the determination that due to the lack of revenues generated to date and the loss of a significant potential contract that the asset group related to its TrueKnowledge for Web product may be impaired. The Company’s asset group includes capitalized software development costs, computer equipment used to host the TrueKnowledge for Web product as well as prepaid royalties and prepaid maintenance contracts supporting the TrueKnowledge for Web product.

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

The Company then analyzed the recoverability of the remaining asset group, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This analysis concluded an impairment existed as the carrying value of the asset group directly associated with the TrueKnowledge for Web product was no longer fully recoverable when compared to the estimated remaining future cash flows. The estimated fair value of the computer equipment, primarily servers and network routers, was derived using a third-party appraisal, adjusted for certain factors deemed appropriate by management, such as the marketability of certain brands of equipment on the open market and projected discounts that would be provided in the course of any ordinary sale of the assets to a third party. As a result, an impairment charge of $1.9 million, to writedown the computer equipment to its estimated fair value, was recorded in the current quarter. The remainder of the asset group, prepaid royalties and prepaid maintenance contracts, has no alternative use and were, therefore, deemed to have no value. Accordingly, an additional $0.4 million impairment charge was taken to write them down to zero.

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

The Company has recorded the aggregate impairment loss of $6.4 million for the capitalized software development cost, computer equipment and the remaining asset group within the line item, “Impairment of long-lived assets”, in the three and nine months ended October 31, 2006 “Condensed Consolidated Statements of Operations”.

(7)	SEGMENT REPORTING

The Company is engaged in the design, development, marketing and support of search, retrieval and categorization solutions. All of the Company’s revenues result from the sale of the Company’s software products and related services for all fiscal years presented. In fiscal year 2005, the Company commenced this development effort that resulted in the Excalibur product which became commercially available product during fiscal year 2006. Accordingly the Company considered itself to have two reportable segments beginning as of and for the period ended January 31, 2005. These segments are the license, implementation and support of its enterprise search business (e.g., RetrievalWare) and its Web indexing segment (e.g. TrueKnowledge for Web or Excalibur). The Company continued to report segmented information throughout fiscal 2006 for these two segments. Beginning fiscal year 2007, the Company has consolidated the resources of both product offerings and now considered itself to have one reportable segment. The consolidation of these two segments resulted from the majority of the then customer prospects for the Excalibur product being the existing federal and commercial customer base for RetrievalWare. After the launch of the first B2B publisher site on Excalibur in November 2006, the customer prospects and sales pipeline for Excalibur became increasingly diverted from the federal and commercial customer base of RetrievalWare to B2B publishers. Accordingly, the Company reevaluated its single segment presentation and reinstated the segmentation of the enterprise search and web indexing segment.

The Company’s chief operating decision-making group currently reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, expenses and relevant balance sheet items for both product segments and by geographic region for purposes of making operating decisions and assessing financial performance.

The accounting policies of the segments are generally the same as those described in “Note 2. Summary Of Significant Accounting Policies” above. Our chief operating decision-making group evaluates the performance of our operating segments based on a measure of their contribution to operations, which consists of net revenue less the cost of revenue and directly identifiable research and development costs. The Web Indexing segment also includes amortization of capitalized research and development costs and impairment charges related to the Excalibur Web product. Beginning in Fiscal 2007, in connection with the consolidation of resources and view of the business as a single segment the sales and marketing groups and general and administrative costs were no longer available for the chief operating decision group to evaluate on a segmented basis, Accordingly, the comparative selected financial information by reportable segment shown below has been adjusted to include these cost with Corporate and Other costs.

The following table contains selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals for the quarters ended October 31, 2006 and 2005. (Dollars in thousands)

	Enterprise Search	Web Indexing	Corporate and Other	Consolidated
Three months ended October 31, 2006
Revenues	$5,870	$65	$—	$5,935
Depreciation	45	932	103	1,080
Amortization of capitalized research and development costs	—	1,016	—	1,016
Impairment of capitalized research and development costs, equipment and other prepaid expenses	—	6,407	—	6,407
Total expenses	2,135	12,225	6,229	20,590
Net operating gain (loss)	3,735	(12,160)	(6,229)	(14,655)
Other income, net	—	—	643	643
Net gain (loss) before income taxes	3,735	(12,160)	(5,586)	(14,012)
Income tax benefit	—	—	—	—
Net profit (loss)	$3,735	$(12,160)	$(5,586)	$(14,012)

Three months ended October 31, 2005
Revenues	$4,512	$—	$—	$4,512
Depreciation[1]	77	—	73	150
Total expenses	2,753	—	4,491	7,244
Net operating gain (loss)	1,759	—	(4,491)	(2,732)
Other income, net	—	—	241	241
Net gain (loss) before income taxes	1,759	—	(4,250)	(2,491)
Income tax benefit	—	—	—	—
Net profit (loss)	$1,759	$—	$(4,250)	$(2,491)

(1) $650,000 of depreciation expense for the Web Indexing segment was included with capitalized research and product development cost on the accompanying balance sheet.

The following table contains selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals for the nine months ended October 31, 2006 and 2005. (Dollars in thousands)

	Enterprise Search	Web Indexing	Corporate and Other	Consolidated
Nine months ended October 31, 2006
Revenues	$13,763	$152	$—	$13,915
Depreciation	143	2,790	312	3,245
Amortization of capitalized research and development costs	—	3,045	—	3,045
Impairment of capitalized research and development costs, equipment and other prepaid expenses	—	6,407	—	6,407
Total expenses	6,567	23,780	20,324	50,671
Net operating gain (loss)	7,196	(23,628)	(20,324)	(36,756)
Other income, net	—	—	1,666	1,666
Net gain (loss) before income taxes	7,196	(23,628)	(18,658)	(35,090)
Income tax benefit	—	—	—	—
Net profit (loss)	$7,196	$(23,628)	$(18,658)	$(35,090)

Nine months ended October 31, 2005
Revenues	$17,395	$—	$—	$17,395
Depreciation[1]	260	—	236	496
Total expenses	8,519	—	14,202	22,721
Net operating gain (loss)	8,876	—	(4,202)	(5,326)
Other income, net	—	—	341	341
Net gain (loss) before income taxes	8,876	—	(13,861)	(4,985)
Income tax benefit	—	—	—	—
Net profit (loss)	$8,876	$—	$(13,861)	$(4,985)

(1) 1,396,000 of depreciation expense for the Web Indexing segment was included with capitalized research and product development cost on the accompanying balance sheet.

Operating segment assets are those directly used in, or allocable to, that segment’s operations. For the Enterprise Search segment, operating assets consist primarily of trade receivables; prepaid expenses; goodwill and other intangible assets. For the Web Indexing segment, operating assets consist primarily of computer equipment for the Web hosting facility and prepaid expenses directly associated with the Web Indexing product. For the year ended January 31, 2006 the Web Indexing segment also included capitalized research and product development costs. Corporate and Other assets include corporate cash and cash equivalents; the net book value of corporate equipment and leasehold improvements; and other corporate and marketing shared prepaid expanses and other assets.

The following table reconciles each segment’s total assets to the Company’s consolidated total assets for the nine months ended October 31, 2006 and the year ended January 31, 2006. (Dollars in thousands)

	October 31, 2006	January 31, 2006
Enterprise Search Products (RetrievalWare)
Equipment and leasehold improvements, net of accumulated depreciation	$167	$247
Goodwill and other intangibles	2,275	2,572
All other assets	4,774	5,797
Total assets for segment	$7,216	$8,616

Web Indexing (Excalibur)
Equipment and leasehold improvements, net of accumulated depreciation	$3,651	$8,234
Capitalized research and product development costs	—	7,102
All other assets	56	761
Total assets for segment	$3,707	$16,097

Reconciliation to Consolidated total assets
Total assets – both reporting segments	$10,923	$24,713
Cash – unallocated	55,440	37,741
Equipment and leasehold improvements, net of accumulated depreciation - unallocated	564	671
All other assets – unallocated	1,120	1,092
Total assets – consolidated	$68,047	$64,217

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
	(As restated)		(As restated)
Sales to Customers:
United States	$3,680	$3,430	$9,683	$12,771
United Kingdom	2,251	974	4,220	3,914
All Other	4	108	12	710
	$5,935	$4,512	$13,915	$17,395

Major Customers

For the three and nine-month periods ended October 31, 2006, revenues derived from sales to agencies of the U.S. Government were approximately $3.2 million and $8.3 million representing 54% and 60% of total revenues, respectively. For the three and nine-month periods ended October 31, 2005, revenues derived from sales to agencies of the U.S. Government were approximately $2.1 million and $9.3 million, representing 46% and 53% of total revenues, respectively. For the quarter ended October 31, 2006, two individual customers accounted for 19% and 16% of the Company’s total revenues, respectively. For the nine-month period ended October 31, 2006, no individual customers accounted for more than 10% of the Company’s total revenues. One reseller customer accounted for approximately 14% and 20% of the Company’s total revenues for the three and nine-month periods ended October 31, 2006, respectively. One customer accounted for approximately 12% of the Company’s total revenues for the quarter ended October 31, 2005. Another individual customer accounted for approximately 14% of the Company’s total revenues for the nine-month period ended October 31, 2005.

(8)	INCOME TAXES

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

(9)	LONG-TERM DEBT

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

(11)	Stock-Based compensation

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

The following table shows the assumptions used for the grants that occurred in each fiscal year.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Expected life of stock options	6.13 Years	5 Years	6.14 Years (1)	5 Years
Expected volatility	60%	83%	62%	84%
Risk free interest rates	4.73%	4.15%	4.81%	3.91%
Dividend yield	None	None	None	None

Weighted average fair value of options granted during the period	$3.04	$7.35	$3.43(1)	$3.49

(1)	Does not include options issued as part of a re-grant of a modified award pursuant to a separation agreement with a former senior officer of the Company.

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

The impact on the Company’s results of operations of recording stock-based compensation related to stock options and the ESPP for the three and nine-month periods ended October 31, 2006 was as follows (in thousands):

	Three Months Ended October 31, 2006	Nine Months Ended October 31, 2006
Cost of revenues	$106	$223
Sales and marketing	129	446
Research and product development	362	1,134
General and administrative	757	1,894
	$1,354	$3,697

(12)	SUBSEQUENT EVENTS

On March 31, 2007, the Company entered into an Asset Purchase Agreement with FAST Search & Transfer, Inc (“FAST”), to sell the assets used exclusively in the Company’s RetrievalWare enterprise search business and provide a perpetual royalty free license to certain RetrievalWare intellectual property for a total of $23 million in cash, subject to adjustment for changes to working capital, FAST will also assume certain liabilities and obligations of the RetrievalWare business. The Company executed the sale of the RetrievalWare business to focus its attention and resources on the development and growth of its Excalibur vertical search business. The sale of the RetrievalWare business is expected to close during the second quarter of fiscal 2008.

26

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

Further, the Company has increased its development, selling & marketing efforts with regard to TrueKnowledge for Web. TrueKnowledge for Web is an advanced effort aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the Web. The Company launched TrueKnowledge for Web on November 1, 2005 and has begun to focus on creating distribution channels for this new technology. In concert with TrueKnowledge for Web, Convera has entered into a master hosting facility agreement with AT&T and has established two hosting facilities (San Diego, CA and Dallas, TX) in support of TrueKnowledge for Web. During the current quarter the Company recorded a $6.4 million non-cash impairment charge to reduce the capitalized software development costs associated with the TrueKnowledge for Web product to its net realizable value and equipment used to host the software as well as other prepaid expenses supporting the software at their fair values. The Company determined these assets were impaired based on the lack of revenues generated to date and the loss of a significant potential contract during the quarter ended October 31, 2006. The non-cash charge has no effect on the Company’s development, sales and marketing plans for its TrueKnowledge for Web solution.

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

Results of Operations

For the three months ended October 31, 2006, total revenues were $5.9 million, an increase of 32% versus total revenues of $4.5 million for the comparable prior-year period. The net loss for the quarter ended October 31, 2006 was $14.0 million, or $0.27 per common share, compared to a net loss of $2.5 million, or $0.05 per common share in the comparable prior-year period. For the nine months ended October 31, 2006, total revenues were $13.9 million, a decrease of 20% versus total revenues of $17.4 million for the comparable prior-year period. The net loss for the first nine months of the current fiscal year was $35.1 million, or $0.67 per common share, compared to a net loss of $5.0 million, or $0.12 per common share in the comparable prior-year period

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and nine-month periods ended October 31, 2006 and 2005, respectively (dollars in thousands).

Components of Revenues and Expenses
	Three Months Ended October 31,				Increase/ (Decrease)
	2006		2005		%
Revenues:
License	$3,490	59%	$1,914	42%	82%
Services	461	8%	516	12%	(11%)
Maintenance	1,984	33%	2,082	46%	(5%)
	$5,935	100%	$4,512	100%	32%

Expenses:
Cost of revenues (excluding amortization of
research and product development costs
listed separately below):
License	$433	7%	$365	8%	19%
Services	2,701	46%	887	20%	205%
Maintenance	306	5%	254	6%	20%
Sales and marketing	2,872	48%	1,851	41%	55%
Research and product development	3,497	59%	1,248	28%	180%
General and administrative	3,358	57%	2,640	58%	27%
Restructuring charge (recovery)	—	0%	(1)	0%	(100%)
Amortization of capitalized research
and product development costs	1,016	17%	—	0%	—
Impairment of capitalized research and
development costs and equipment	6,407	108%	—	0%	—
Total expenses	$20,590	347%	$7,244	161%	184%

Operating loss	$(14,655)		$(2,732)

Interest income, net	643		241

Net loss	$(14,012)		$(2,491)

Components of Revenues and Expenses

	Nine Months Ended October 31,				Increase/ (Decrease)
	2006		2005		%
Revenues:
License	$6,861	49%	$9,331	54%	(26%)
Services	1,413	10%	1,947	11%	(27%)
Maintenance	5,641	41%	6,117	35%	(8%)
Total revenues	$13,915	100%	$17,395	100%	(20%)

Expenses:
Cost of revenues (excluding amortization of
research and product development costs
listed separately below):
License	$1,335	9%	$962	5%	39%
Services	7,239	52%	2,529	15%	186%
Maintenance	883	6%	763	4%	16%
Sales and marketing	8,827	63%	6,406	37%	38%
Research and product development	11,438	82%	4,322	25%	165%
General and administrative	11,497	83%	7,796	45%	47%
Restructuring charge (recovery)	—	0%	(57)	0%	(100%)
Amortization of capitalized research
and product development costs	3,045	22%	—	0%	—
Impairment of capitalized research and
development costs and equipment	6,407	46%	—	0%	—
Total expenses	$50,671	364%	$22,721	131%	123%

Operating loss	$(36,756)		$(5,326)

Interest income, net	1,666		341

Net loss	$(35,090)		$(4,985)

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

Services revenue, which includes professional services, training, and revenues associated with the TrueKnowledge products, totaled $0.5 million for the three months ended October 31, 2006. This represents an 11% decrease from the comparable prior-year period. A 23% decline in RetrievalWare professional services revenue was offset by a $0.1 million increase in TrueKnowledge services revenue. Increases of 34% and 7% in Commercial and International services revenue were offset by a 25% decline in Federal services revenue. For the nine months ended October 31, 2006, services revenue was $1.4 million, a 27% decline versus $1.9 million for the prior-year period. A 35% decline in RetrievalWare professional services revenue was offset by a $0.2 million increase in TrueKnowledge services revenue. International, Federal, and Commercial services revenue declined by 28%, 23% and 53%, respectively, versus the comparable prior-year period due primarily to a decline in deal volume across all segments.

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

For the three and nine month periods ended October 31, 2006, total revenue derived from sales to agencies of the U.S. federal government were $3.2 million and $8.3 million, respectively, representing 54% and 60% of total revenue, respectively.

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

Cost of services revenue for the three months ended October 31, 2006 increased 205% to $2.7 million versus $0.9 million in the comparable prior-year period. Cost of services revenue as a percentage of services revenue was 586% in the current quarter compared to 172% in the comparable prior-year period. Cost of services revenue for the nine months ended October 31, 2006 increased 186% to $7.2 million versus $2.5 million in the comparable prior-year period. Cost of services revenue as a percentage of services revenue for the nine month period ended October 31, 2006 was 512%, versus 130% in the comparable prior-year period. The change in cost of services revenue is attributed to increased costs associated with establishing and managing the two AT&T hosting facilities for TrueKnowledge products, offset by lower personnel-related costs for the Company’s professional services organization.

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

Impairment of capitalized research and development costs , equipment and other prepaid expenses

During the quarter ended October 31, 2006, management made the determination that due to the lack of revenues generated to date and the loss of a significant potential contract that the asset group related to its TrueKnowledge for Web product may be impaired. The Company’s asset group includes capitalized software development costs, computer equipment used to host the TrueKnowledge for Web product as well as prepaid royalties and prepaid maintenance contracts supporting the TrueKnowledge for Web product.

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

The Company then analyzed the recoverability of the remaining asset group, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This analysis concluded impairment existed as the carrying value of the asset group directly associated with the TrueKnowledge for Web product was no longer fully recoverable when compared to the estimated remaining future cash flows. The estimated fair value of the computer equipment, primarily servers and network routers, was derived using a third-party appraisal, adjusted for certain factors deemed appropriate by management, such as the marketability of certain brands of equipment on the open market and projected discounts that would be provided in the course of any ordinary sale of the assets to a third party. As a result, an impairment charge of $1.9 million, to write down the asset group to its estimated fair value, was recorded in the current quarter. The remainder of the asset group, prepaid royalties and prepaid maintenance contracts, were deemed to have no value. Accordingly, an additional $0.4 million impairment charge was taken to write them down to zero.

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

The Company has recorded the aggregate impairment loss of $6.4 million for the capitalized software development cost, computer equipment, and the remaining asset group within the line item, “Impairment of long-lived assets”, in the three and nine months ended October 31, 2006 “Condensed Consolidated Statements of Operations”.

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

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and restricted cash at October 31, 2006 as compared to January 31, 2006 is summarized below (in thousands).

	October 31, 2006	January 31, 2006	Change
Cash and cash equivalents	$55,440	$37,741	$17,699
Restricted cash	71	71	—
Total	$55,511	$37,812	$17,699

During the nine months ended October 31, 2006, the Company used cash of $15.2 million to fund operating activities, compared to $2.5 million used in the same period last year. The net loss of $35.1 million was offset by non-cash charges totaling $17.7 million including depreciation and amortization of $6.5 million, impairment of capitalized research and development costs, equipment and other prepaid expenses of $6.4 million and stock-based compensation (option issuances and deferred stock grants) of $5.2 million. Decreases to accounts receivable and prepaid expenses provided $0.7 million and $0.8 million, respectively. Increases to accounts payable, accrued expenses and accrued bonuses provided $0.1 million and increases to deferred revenue provided $0.2 million. During the nine months ended October 31, 2005, the net loss of $5.0 million was offset by non-cash charges totaling approximately $2.8 million including depreciation of approximately $1.9 million, amortization of developed technology of $0.2 million, and amortization of deferred stock compensation of $1.1 million. Decreases to accounts receivable and prepaid expenses and other assets provided $1.1 million and $0.2 million, respectively. Payments against the restructuring reserve used $0.8 million. Decreases to accounts payable, accrued expenses, accrued bonuses and deferred revenues used an additional $0.8 million.

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

At October 31, 2006, the Company’s balance of cash, cash equivalents and restricted cash was $55.5 million. The Company believes that its current balance of cash, cash equivalents and restricted cash and its funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for at least the next twelve months. Excluding cash acquired as part of the Combination and other acquisitions and the March 2005 credit facility, the Company has historically been entirely funded by sales of its common stock. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary were approximately 37% of total revenues in the third quarter of fiscal year 2007. International sales are made predominantly from the Company’s foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of October 31, 2006, approximately 31% and 7% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of the first fiscal quarter, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of October 31, 2006, over 99% of the Company’s cash and cash equivalents were denominated in U.S. dollars. The remaining balance of is comprised of British pounds, Euros and Canadian dollars. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. Given the relatively short maturity periods of cash equivalents, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal controls, the Company’s disclosure controls and procedures were not effective at October 31, 2006.

On March 7, 2007, subsequent to the filing of our initial Form 10-Q for the three and nine months ended October 31, 2006, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company’s management, determined that the errors related to the impairment charge and revenue recognized during the third quarter were material to the financial statements for the three and nine months ended October 31, 2006 and that, as a result, the previously issued financial statements need to be restated.

Further, management concluded that the error resulted from material weaknesses in the Company’s accounting close and financial reporting process. The Company lacked a sufficient compliment of trained accounting and finance personnel with knowledge of the Company’s accounting close and financial reporting processes and adequate technical expertise in the application of U.S. generally accepted accounting principles. As a result, errors occurred in the accounting for certain transactions. Management’s review of transactions and the related account analyses and reconciliations were not sufficient to detect these errors. The errors affected the calculation of impairment of the Company’s web hosting assets and the balances for prepaid expenses, accruals and general and administrative expenses.

In addition, as previously disclosed in our Form 10-Q for the three and six months ended July 31, 2006, a material weakness in controls surrounding the revenue recognition process, identified in the second quarter of this fiscal year, has not yet been fully remediated. The Company’s controls over its accounting for revenue were not sufficient to ensure that revenue contracts were appropriately interpreted and accounted for using applicable revenue recognition criteria under current accounting principles. In addition, the Company’s control monitoring processes were not sufficient to identify the resulting accounting errors on a timely basis. As a result, revenues were recorded before all appropriate revenue recognition criteria had been met.

Notwithstanding the material weaknesses that existed as of October 31, 2006, management has concluded that the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, the financial position, results of operation and cash flows of the Company and its subsidiaries in conformity with U.S generally accepted accounting principles (“GAAP”).

Remediation of Material Weaknesses

As of the filing date of this Form 10 Q/A, the Company has not fully remediated the material weaknesses in the Company’s internal control over financial reporting. However, during fiscal year 2008, management has taken a number of steps that it believes will impact the effectiveness of our internal control over our financial reporting including the following:

Accounting close and financial reporting processes: The following procedures have been identified to remediate this material weakness:

(1)	The Company will hire additional staff with the appropriate level of training and experience to further improve the quality of the existing processes and controls.
(2)

The Company has hired an outside consultant to perform a thorough review of our accounting close and financial reporting process and we will enhance our procedures to ensure that a thorough review of the underlying accounting and reporting guidance by appropriately trained and qualified personnel is performed.

Revenue recognition process: The following procedures have been identified to remediate this material weakness:

(1)	The Company has provided training to the sales and contracts staff to increase awareness and allow for earlier identification of contract structures and issues that could impact revenue recognition.
(2)

The Company has engaged a consultant with expertise in interpreting and applying the appropriate revenue recognition accounting guidance to perform a detailed review of all contracts and revenue computations to provide assurance that the resulting revenue recognition entries are accurately prepared.

(3)	The Company has added a supplemental review procedure for the CFO to review all significant contracts during each reporting period, prior to approving the entries to recognize revenue.

We believe that the above enhancements to our internal controls over revenue recognition and the accounting close and financial reporting process will improve the quality and accuracy of the Company’s future financial statements. Until these deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s internal controls in a timely manner.

The Company believes that it will be able to improve its internal control procedures and remedy the material weakness and additional control deficiencies identified as part of its assessment process. Notwithstanding the Company’s remediation efforts, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

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

CONVERA CORPORATION

April 30, 2007	By:/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

April 30,2007	By:/s/ Matthew G. Jones
Matthew G. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)