Form 10-K
period 2007-01-31
CONVERA CORP
filed 2007-05-01
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

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

Large Accelerated Filer __  Accelerated Filer ☒  Non-Accelerated Filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2006 (based on the closing sales price as reported on the NASDAQ National Market System) was $189,130,713.

The number of shares outstanding of the registrant’s Class A common stock as of March 28, 2007 was 52,926,544.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

The Index to Exhibits begins on Page 45

CONVERA CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 2007 TABLE OF CONTENTS

ITEM 1. BUSINESS FORWARD-LOOKING STATEMENTS

The statements contained in this annual report on 10-K that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the expectations, beliefs, intentions or strategies regarding the future of Convera Corporation (hereinafter referred to as “Convera,” “the Company,” “we,” “us” and “our” through this document). Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements regarding the Company’s future expectations, performance, plans and prospects as well as assumptions about future events. All forward-looking statements included in this annual report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties discussed under the heading “Risk Factors” below. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of such factors, including those set forth in this annual report,

OVERVIEW

Convera is a leading provider of search technologies for professional workers. Convera was formed through the merger of the former Excalibur Technologies and the Intel Interactive Media Services Division on December 21, 2000. Convera is traded on the NASDAQ stock market (CNVR) and is headquartered at 1921 Gallows Road, Vienna, VA 22182. The Company’s main corporate telephone number is (703) 761-3700.

The Company’s search technology products are delivered as either a licensed enterprise search software product (RetrievalWare®, also known as TrueKnowledge for Enterprise™) or a hosted internet search services offering (Excalibur™, also known as TrueKnowledge for Web™). The Company is developing a bundled hardware and software product (“Discovery,” also known as TrueKnowledge for Discovery™). We believe that thousands of government and business professionals in 40 countries rely on Convera search solutions to power a broad range of mission critical applications within government agencies and commercial enterprises. These applications include knowledge management, enterprise portals, intelligence gathering and analysis, safety and national security, law enforcement, research and discovery, regulatory compliance and customer service.

The Company offers training, consulting, maintenance, and support services with its products and solutions to ensure an optimal use of its technologies and the seamless integration of those technologies into customer environments. In addition to its Vienna, Virginia headquarters it operates facilities in: Bracknell, England, Carlsbad, California, Columbia, Maryland and Montreal, Canada.

As of January 31, 2007 and 2006, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% and 47% of the voting power of the Company, and would therefore in each instance be able to effectively control the outcome of matters requiring a stockholder vote.

RECENT DEVELOPMENTS

On March 31, 2007, the Company agreed to sell the assets of its RetrievalWare business and provide a royalty-free license for certain intellectual property for $23.0 million in cash to Fast Search & Transfer (“FAST”). Under this agreement, FAST will assume certain obligations of the business and will retain the professionals serving its enterprise search customers. The Company anticipates that the closing of this transaction will occur in the second quarter of fiscal 2008. For further discussion of this transaction, see Note 18, “Subsequent Events,” to the Notes to Consolidated Financial Statements.

The closing of the sale RetrievalWare business to FAST will restrict the Company’s ability to market Discovery to customers in the defense and intelligence community, Discovery’s target market. The Company is evaluating other markets for Discovery to determine whether to continue the development of Discovery after the transaction with FAST closes.

Additionally, on March 31, 2007, the Company licensed FAST Ad Momentum™ from FAST. FAST Ad Momentum is a private-label contextual advertising and monetization platform developed with the support of leading online publishers. FAST Ad Momentum will be integrated with Excalibur, the Company’s hosted vertical search solution, and will enable publishers to directly manage and improve their professional communities’ search experiences and pursue search-based revenues for their Web sites. The Company believes that the addition of the private-label contextual advertising and monetization platform features included in Ad Momentum™ enhances the value of the Excalibur offering to its customers.

PRODUCTS

The Company presently offers two products: RetrievalWare and Excalibur.

RetrievalWare

RetrievalWare is a secure enterprise software product for a broad range of mission-critical, search and categorization applications. RetrievalWare distributed architecture provides a high performance, high scalability infrastructure for indexing, searching, categorizing and linking information across more than 200 forms of text, video, image and audio information, in more than 45 languages.

The Company believes that RetrievalWare is the industry’s first enterprise search product to offer multimedia and cross-lingual search as off-the-shelf product features. By providing users with a single product that simultaneously searches and organizes all data types (such as text, video, image and audio files) in multiple languages from a single user interface, customers do not have to buy and piece together several disparate systems to manage multiple data types and languages.

RetrievalWare provides access to both unstructured and structured information across enterprise networks, workgroup LANs, and intranets. The software may be deployed on a single server or across any number of distributed physical servers. RetrievalWare server solutions can be run on multiple platforms including leading UNIX, LINUX and Windows platforms.

RetrievalWare was developed using the modern Application Server Architecture, effectively supporting those customers who have chosen to adopt the Service Oriented Application Architecture within their enterprises. The support of open Application Programming Interfaces (“APIs”) like Java Services and Web Services APIs allows RetrievalWare to be integrated into a variety of enterprise applications with relative ease.

Typical RetrievalWare applications include enterprise portals, knowledge management, intelligence gathering, profiling, corporate policy compliance, regulatory compliance, and customer service. These applications are utilized within corporate intranets, Internet e-commerce, online publishing and OEM market segments.

RetrievalWare is well suited for organizations that face the following challenges:

•	Searching a large collection of unstructured information assets distributed in information silos across the enterprise;

•	Dealing with large volumes of incoming unstructured data on a daily basis;

•	Searching disparate collections of documents and records regardless of their format, including scanned paper, text, audio, video, images and relational databases;

•	Tightly integrating the search solution as part of the corporate security infrastructure;

•	Providing a robust, scalable and highly available information discovery platform; and

•	Searching information that exists in multiple languages

The most recent version of RetrievalWare is RetrievalWare 8.2, released in October 2006. RetrievalWare 8.2 included more than a dozen new performance and productivity enhancements:

•	Distributed Indexing.

•	Job Recovery and Batch Indexing.
2

•	Indexing Alerts.

•	Enhanced User Administration.

•	Flexible Security.

•	Proxy Log-in.

•	Access Control.

•	Clearing Search Indices.

•	Enhanced Search User Interface.

•	New Migration Tools.

•	Dedicated New Convera Performance Lab.

•	Platform Support (SQL 2005, Oracle® 10g, Red Hat®, AS 4, Solaris™10).

•	Application Server Support (WebSphere®, Oracle 10g).

The RetrievalWare 8.2 product suite includes:

RetrievalWare Search (Base Product)

Optional Components:
RetrievalWare Categorization and Dynamic Classification;
RetrievalWare Profiling;
RetrievalWare Language and Cartridge Support
RetrievalWare Language Processors;
RetrievalWare Semantic Network Cartridges;
RetrievalWare Taxonomy Cartridges;
RetrievalWare Synchronizers;
Internet Spider 2.1;
Knowledge Workbench 3.0.2;
FileRoom 2.0;
RetrievalWare Software Development Kits; and
Maintenance and Support.

RetrievalWare Search, priced on a per CPU and number-of-users basis, provides a secure, scalable information retrieval and knowledge discovery infrastructure utilizing advanced indexing, search and categorization technology. The RetrievalWare distributed process architecture enables users to integrate information assets into a single point of access, to navigate that information and to collaborate on retrieved information to achieve mission-critical objectives. By utilizing multi-mode searching built around the Company’s proprietary semantic network technologies, APRP and Boolean search, RetrievalWare Search empowers users to securely access and retrieve mission critical information assets across multiple data types.

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

With RetrievalWare’s semantic networks and natural language processing, users can easily find needed information with concept searches without having to specify exact keywords. RetrievalWare Search incorporates syntax, morphology and the actual meaning of words in its search algorithms. The baseline semantic network in the English language version of RetrievalWare gives users a built-in knowledge base of approximately 500,000 word meanings, 50,000 language idioms and 1.6 million word associations. Users submit plain English queries that are automatically expanded to include related terms and concepts, thereby increasing the likelihood that highly relevant content will be retrieved. RetrievalWare Search also supports domain-specific semantic networks to further enhance search precision and recall in specific fields of interest, including: Biology, Chemistry, Computers, Electronics, Finance, Food Science, Geography, Geology, Health Sciences, Information Science, Law, Mathematics, Medical, Military, Petroleum, Natural Gas & Petrochemicals, Pharmaceutical, Pharmacology, Physics, Plastics, Rubber and Telecommunications. Other disciplines can be supported through the use of tools that enable the development of enterprise-specific semantic networks.

RetrievalWare Search supports more than 200 document formats stored on file servers, in groupware systems, relational databases, document management systems, intranets and the Internet. RetrievalWare Search provides real time profiling which enables users to automatically receive incoming documents of interest.

RetrievalWare Categorization and Dynamic Classification, priced on a per CPU basis, enables enterprises to bring consistency and scalability to the organization and access of information assets through the use of stable, industry standard taxonomies. One or more taxonomies are used to extract concepts and context from information assets. These assets can then be organized into specific views that reflect the personalized knowledge requirements, roles and perspectives of each user. This approach to organizing information facilitates knowledge discovery and collaboration among knowledge workers.

RetrievalWare Profiling, priced on a per CPU basis, automatically detects routes and stores relevant documents in user-defined profiles, thus accelerating the timely discovery of relevant information as it enters the RetrievalWare environment.

RetrievalWare Language and Cartridge Support, priced on a per CPU basis, allows users to expand their query terms to related terms in other languages. These cartridges contain thousands of terms all linked based on their lexical relationships to one another and their unique meanings, as well as their linguistic equivalent in other languages.

RetrievalWare Language Processors, enable indexing and searching in a variety of languages. Support for English is included at no additional charge with all licenses. French, Spanish and German languages are included at no additional charge with all licenses in those countries. Otherwise, RetrievalWare Language Processors are priced on a per CPU basis.

RetrievalWare Semantic Network Cartridges, priced on a per CPU basis, allow users to expand their query terms using lexical concepts and semantic relationships. These cartridges contain thousands of general concepts and terms, all linked based on their lexical relationships to one another and their unique meanings.

RetrievalWare Taxonomy Cartridges, priced on a per CPU basis, can be used for categorization and dynamic classification and in support of concept search.

RetrievalWare Synchronizers, priced on a per CPU basis, provide document-level secure access for users to search multiple native repositories from a single point of access. Supported repositories include Lotus Notes, Microsoft Exchange, Documentum, FileNET Panagon, native file systems and major relational database management systems including Microsoft SQL Server, Oracle, DB2, Sybase, Informix, Teradata and any ODBC-compliant database.

Internet Spider 2.1, priced on a per CPU basis, is a multimedia, high-performance Web spider/crawler for augmenting the retrieval capabilities of RetrievalWare, for stand-alone use, or for integration with other applications. In addition to HTML-based Web pages, Internet Spider 2.1 retrieves word processing, PDF and multimedia assets including audio, video and images. It is highly configurable and multi-threaded and can provide deep, broad and repetitive crawling. Users who want immediate notification when items of interest arrive can post Agent Profiles to pull links to related documents to their desktops. Components can be deployed on multiple machines for optimum performance and bandwidth.

Knowledge Workbench 3.0.2, priced on a per CPU basis, is a suite of tools combining manual and automated methods to streamline taxonomy and classification creation, benchmarking, testing and deployment. The entire lifecycle of information resources can be better planned, developed and managed using these tools.

FileRoom 2.0, included with all licenses, is a standalone component that allows loading, indexing, viewing and managing of scanned documents, images and text. Users access a hierarchy of documents, where each tier in the hierarchy is a container for storing documents. Users can directly view the scanned image of a retrieved document, graphs, diagrams, handwritten notations and signatures in the retrieved document are immediately accessible. Document-level security lets organizations control user access at the library, cabinet, drawer, folder and document level.

RetrievalWare Software Development Kits, priced on a per kit and number-of-users basis, provide a suite of
4

development toolkits for modifying the RetrievalWare system, integrating RetrievalWare with other applications, building custom search applications and building RetrievalWare language plug-ins and other custom components and extensions.

Maintenance and Support includes technical support, software updates, and maintenance releases of the licensed software version during the active maintenance period. Maintenance and Support pricing is based on the value of the included licenses in accordance with the Company’s maintenance pricing policies.

On March 31, 2007, the Company agreed to sell the assets of its RetrievalWare business for $23.0 million in cash to FAST. Under this agreement, FAST will assume certain obligations of the business and will retain the professionals serving its enterprise search customers. The Company anticipates the closing of this transaction will occur in the second quarter of fiscal 2008. For further discussion of this transaction, see Note 19, “Subsequent Events,” to Notes to Consolidated Financial Statements.

Excalibur

During fiscal year 2005, the Company initiated a research and development project aimed at applying portions of the Company’s existing enterprise search technology to searching and indexing contextually relevant information on the World Wide Web. This next-generation search technology achieved its initial development milestone in October 2004 by creating an “Alpha” stage search platform for open-source or Web-based content. By February 2005, the Company’s development efforts had advanced to “Beta” stage as the technology contained more than one billion documents in the search index. In November 2005 the Company announced that this next-generation search technology, now named “Excalibur”, was commercially available and a redundant hosting environment was established with AT&T. At that time, Excalibur contained more than four billion documents in the index.

Excalibur has been developed to add structure to the Web with vertical search through the use of customer-defined scopes of crawled Web content (whitelist), proprietary taxonomies and ontologies, intelligent query analysis and other semantic resources like language processors, and entity extraction. End users are provided with more relevant search results and a better understanding of Web content. Excalibur may be used independently or in concert with other information access technologies including RetrievalWare, the Company’s enterprise search solution, or with an organization’s existing internal applications to create an integrated portal offering “blended” results from both Intranet and Web-based searches.

Excalibur has incorporated a large set of commercially recognized taxonomies in addition to privately compiled taxonomies and thesauri to create a large and very granular Web index. These two core design features enable Excalibur to draw dynamic connections between topically or contextually related content resulting in a better understanding of the nature of the query along with the relevancy of the content.

Excalibur offers blended results – incorporating information from the Web at large, as well as from both whitelisted crawl and multiple proprietary sources – enabling content providers and Web portals to readily consolidate relevant content and information. End users are presented with relevant search results in a comprehensive, consolidated manner, regardless of the repository source or location. All results can be presented to the user through an integrated, intuitive and dynamic page layout that is designed, controlled and branded by the Web site or portal owner.

The Company owns and operates the Excalibur Web infrastructure and Excalibur is offered as a hosted search service deployed at one or more Tier 1 co-location facilities with full redundancy and automated failover. The Excalibur search service delivered through search technology agreements with publishers and other companies with Web sites and Web portals where high quality, advanced Web search is a priority. Excalibur is a vertical search capability offering site owners greater control over viewers and Web “stickiness” and the opportunity to develop, deliver and control content, advertising channels and relationships.

Layered on top of the Excalibur index are additional knowledge resources which enable Excalibur to dynamically identify connections between topically and contextually related content and deliver search results that are vertical, personal and focused. These knowledge resources are:

Taxonomies. A taxonomy is a division of data or information into ordered groups or categories. Excalibur uses a collective taxonomic resource of more than five million assertions covering commercial, technical and social realms of both vertical and general interest. This taxonomic knowledge base comprises much publicly-available as well as privately-compiled data augmented by the Company’s years of information retrieval and knowledge management expertise involving thousands of large-scale search projects worldwide and ongoing ontological research. All of these taxonomic resources are used to index the Web providing organization and precision of response for relevant Web content retrieval.

Entities. Excalibur identifies and extracts entities (people, places, things) using large-scale, proprietary resources of known entities in addition to dynamic entity detection rules that identify and extract likely entities to aid in disambiguation. For example, Excalibur recognizes “George Bush” as the 43rd President of the United States and not just a proper noun, two adjacent terms, or a shrub that might be named George. The Company believes that the breadth, depth and sophistication of Excalibur’s entity recognition are some of the factors driving improved accuracy and relevance of results.

Ontologies. An ontology provides a powerful semantic model that logically groups and represents related information. Excalibur employs ontological representations to define connections between topically related content and then to dynamically present relevant content in the context most closely related to a user’s search. An entertainment-focused ontology would understand that celebrities have biographical information, official Web sites, discographies, gossip, awards, events and so on. A sports oriented ontology would understand that a given sport has teams, rosters, game schedules, news, gossip, fantasy teams, scores and results, and so. For each case, the ontology helps to define the various types of information that would interest a user on a given subject.

Facets. Excalibur utilizes hundreds of pre-defined facets to identify relevant aspects of different subject areas or ontological groupings that are likely to be of interest to a broad cross section of users. For example, facets chosen to define the context for a music celebrity might include: news, controversy (or scandal), books, CDs, DVDs, biography, film clips and so on. Alternatively, facets defining a context for a politician might include: news, poll results, blogs, events and biographical information. Facets are linked through one or more ontologies and are triggered when conceptually related results are found in response to a Web search. Facets are dynamically triggered to populate a focused, relevant and comprehensive set of results.

Verticalization. Excalibur results are vertically oriented, allowing users to achieve a very focused yet comprehensive search result set within a predefined and authoritative subset (scope) of the total Web index. For example, a search for thyroid disease should return results that include information about diagnosis, research, experts, news and so on. Thyroid disease should also be understood as an “endocrine disease” with many related terms and concepts, both more general and more specific. This breadth of information can only be represented through the incorporation of large-scale vertically oriented taxonomies and compared against an authoritative scope of Web content. By employing deep taxonomic analysis and whitelisted crawl, Excalibur understands scientific and technical subject matter at a level of granularity and specificity that is unique when compared to existing Web-scale analysis.

Personalization. Excalibur strives to solve the enormous and complex task of consolidating billions of pages of Web content and independent information sources to find and present the most relevant results in a compelling and personalized manner. It does this by understanding what is actually intended by the query and returning not just the most relevant list of results, but also information originated by related facets. Presenting information in this way provides the user with a broader, but better focused view of information that is more informative and easier to digest.

Authority. One of Excalibur’s features is its use of content analysis and authority determination mechanisms. This analysis attempts to comprehend the editorial quality of content and its embedded meaning in a manner that is more insightful and less subject to manipulation that existing ranking methods. These ranking mechanisms eliminate low-value or low-quality content and return content with the highest possible quality regardless of its popularity or obscurity. Multiple elements including source, author, genre, date, density and specificity are collectively weighed to determine authority and value.

Blending. Excalibur’s blending mechanism is supported through direct and indirect access to non-Web and proprietary content sources, including valued third party content channels, content partners and advertisers. This is useful to organizations that wish to combine search results from the general Internet along with information residing within specific controlled datasets or datasets they license from content producers and aggregators. Leveraging these sources in a process that is transparent to the user, Excalibur can return “blended” results, enabling content providers or users to comb for the best, most relevant information using the terms and contexts most familiar to them. At the same time, Excalibur safeguards “protected” data by building in a number of tunable authentication and access controls.

Multi-Lingual. The same set of knowledge resources and language processing capabilities that power Excalibur search over English language content, is planned to be extended and optimized to other languages including Spanish, French, German, Dutch, Portuguese, Chinese, Japanese, Korean and so on. This is facilitated through a large-scale translation operation that translates concepts and terminology into their cross-lingual equivalents. This means that the millions of categories and related semantic resources applied to understanding content in one language are reproduced and consistently applied to understanding the content of other languages – uniformly and reliably delivering authoritative results across multiple languages.

Localization. Excalibur can enable global localization services since it uses a large set of consolidated geographical and geospatial semantic resources. These resources are used during indexing and results generation to understand content in relation to worldwide locations. Geographic reference data might include: country, city, population, place names, longitude, latitude, ZIP codes (where applicable), and so on. Collectively, these resources allow Excalibur to provide geographic understanding with enhanced granularity.

Multimedia Search. Excalibur incorporates multimedia search of Adobe Systems Portable Document Format (PDF), image files and other data formats. Excalibur’s multimedia image crawler also identifies images and associated descriptive information (meta data) to enable highly relevant search results across various media types available on the Web. This capability insures that Excalibur can retrieve and display relevant information from news or video archives, as well as other multimedia repositories.

Whitelisting. Excalibur enhances verticalization by crawling, ingesting and indexing a customer-defined authoritative subset of Web content that is relevant to its business. This includes a secure user portal which gives both the Company and the customer the capability of refining and enhancing the sites to be included in any search and monitoring crawl progress.

On March 31, 2007, the Company licensed FAST Ad Momentum™ from FAST. FAST Ad Momentum is a private-label contextual advertising and monetization platform developed with the support of leading online publishers. FAST Ad Momentum will be integrated with Excalibur, the Company’s hosted vertical search solution, and will enable publishers to directly manage and improve their professional communities’ search experiences and pursue search-based revenues for their Web sites. The Company believes that the addition of the private-label contextual advertising and monetization platform features included in Ad Momentum™ enhances the value of the Excalibur offering to its customers.

PRODUCT UNDER DEVELOPMENT

Discovery™

Discovery is a highly scalable professional search appliance that provides the most relevant results across multiple data repositories, including the Web. Discovery offers much of the same functionality as Excalibur but is offered as a bundled hardware and software product which resides behind a firewall on customer premises, Discovery will allow professionals to search millions of documents both within the enterprise and on the Web, uncovering the most relevant, precise information necessary for dependable analysis and immediate action. Discovery aggregates dissimilar data across all customer data repositories, making them fully searchable within the customer’s existing security architectures. Discovery is still under development and is not expected to be released until October 2007.

The closing of the sale RetrievalWare business to FAST will restrict the Company’s ability to market Discovery to customers in the defense and intelligence community, Discovery’s target market. The Company is evaluating other markets for Discovery to determine whether to continue the development of Discovery after the transaction with FAST closes

BUSINESS STRATEGY

RetrievalWare

The Company licenses RetrievalWare software products directly to government agencies and commercial enterprises throughout North America, Europe and other parts of the world. The Company also distributes these products through license agreements with systems integrators, Original Equipment Manufacturers (“OEMs”), value-added resellers, and other strategic partners. The Company’s technology may also be customized to meet the specific needs of its customers..

On March 31, 2007, the Company agreed to sell the assets and provide a royalty-free license for certain intellectual property of its RetrievalWare business for $23.0 million to FAST. If this disposition is consummated, the Company would shift its business strategy and resources to Excalibur and, potentially to Discovery, if released, and focus on growing those businesses.

Excalibur

The Company partners directly with leading professional business-to-business (“B2B”) publishers offering its Excalibur vertical search capabilities to the publications they own, offering a more cost effective way to accelerate the transition from providing periodical hard content in printed form to providing their content dynamically to viewers and participants of interactive online communities. B2B publishers are being forced to make this change by changing reader habits, changing buying habits and the rapid advance of the internet. As a consequence of the continued change in their industry climate, B2B publishers are pursuing plans to graduate from their current on-line presence (generally a simple website) to a more content-rich web service offering that would contain editorial, web content and search-based advertising. Excalibur affords these publishers the opportunity do this without incurring the substantial upfront investment in technology and increased staffing costs required to complete this transition.

Excalibur allows a publisher to deliver a vertical slice of the Web that is totally relevant for a particular vertical community. The Company works with the editorial team of a publication to develop a whitelist of authoritative Web sites that are highly relevant to each vertical market. These can include public, private, government, trade association, social, community and subscription sites. The Company deeply mines all the sites and adjusts the crawl strategies to keep content updated as required by the publisher. The content is then enhanced with taxonomies and other navigation tools that are seamlessly integrated into the publisher’s Web site. These features allow the websearch results using Excalibur to be the most focused relevant search results for topics of greatest interest of the target audience for each publication, allowing the professional users of these sites to become more efficient and effective in performing their work.

As B2B publishers transition from traditional media to online media, so will advertising spending. Ad agencies and planners need to be able to target high-value, unique users within a specific online professional community, particularly as consumer search engines are transforming media advertising revenues to commodity levels.

The B2B trade publishing market in the US and UK in 2006 was estimated at $23 billion and is comprised of print, exhibition and online revenues. The online portion of this market was estimated at $3 billion, or 13%; by 2010, the B2B trade publishing market is expected to grow to $30 billion, with the on-line portion expected to grow to $6 billion or 20%.

The Company has targeted the top 50 B2B publishers in the US and UK, which own approximately 5,000 vertical titles, and represent 77% of the market revenues or approximately $2.3 billion in 2006, growing to an estimated $4.6 billion by 2010. Approximately 1,000 of these titles (20%) presently meet the size and revenue potential to be viable candidates for the Excalibur product.

The Company’s Excalibur revenue strategy is to execute search technology agreements wherein the Company receives percentages of customer advertising revenue (typically between 20% and 50% of net advertising revenues) or subscription fees or income based on the level of end user search queries. The Company can also generate professional services fees depending upon customer Web site customization requirements.

Discovery

As previously noted, The closing of the sale of the RetrievalWare business to FAST will restrict the Company’s ability to market Discovery to customers in the product’s target market, the defense and intelligence community. The Company is evaluating other markets to determine whether to continue the development and distribution of Discovery after the transaction with FAST closes.

TECHNICAL SUPPORT, PROFESSIONAL SERVICES AND EDUCATION

The Company provides technical support and maintenance to customers through its technical support personnel located in the Company’s Columbia, Maryland and Carlsbad, California facilities; and through certain product distributors. Technical support consists of bug fixes, telephone support and upgrades or enhancements of particular software product releases when and if they become generally available. Technical support typically is provided to customers under a renewable annual contract. All Company service plan customers have access to the Convera Online Technical Support Web site that provides the latest product information, general service updates and Web forums for technical discussions. The Web site also provides electronic forms for opening technical support cases and suggesting product, service and Company enhancements.

The Company also provides on-site consulting services to its customers through employees and independent consultants who have been trained and certified by the Company. Consulting services are offered as a package or on a time-and-materials or fixed price basis. The Company conducts training seminars at its Vienna, Virginia, Carlsbad, California, and Bracknell, United Kingdom facilities, as well as on-site training for its customers and distribution channel partners. Training customers typically pay on a per-course basis for regularly scheduled classes and on a per-day basis for on-site or dedicated courses.

MARKETING AND SALES Marketing

Generally, Company marketing efforts focus on building brand awareness and establishing demand for the Company’s products through public relations campaigns, trade show participation, electronic marketing campaigns, and advertising and telemarketing/lead management activities. The Company’s Web site, www.convera.com, is an integral part of its marketing and sales efforts, but information on the Company’s Web site is not a part of this annual report. Through the Web site, prospective customers can learn about the Company’s suite of products and services and view online demonstrations. Existing customers can enroll in training courses and access password-protected areas for technical and other customer support.

RetrievalWare Sales

The Company’s RetrievalWare sales strategy focuses on the licensing of Company products to customers both through a direct sales force and through distribution partners and OEMs. Members of the North American direct sales team are primarily located throughout the United States, and the majority of the international direct sales team is located in the United Kingdom. Distribution throughout the Europe, Middle East, Africa and Asia Pacific regions is also covered by a network of reseller partners. RetrievalWare products are typically licensed to end-users as either an enterprise-wide or work-group level solution.

The Company generally has three license types: OEM, reseller and end user. Each of these license types generally includes the same standard terms regarding such things as confidentiality, infringement, indemnification and limitations of liability. OEM licenses generally stipulate royalties due to the Company based on the sale of the OEM customer’s product incorporating the Company’s technology. OEM contracts generally require the customer to pay some of the royalties in advance of the sale of their integrated product. Reseller licenses generally include a predetermined discount or margin that the reseller is required to pay the Company based on their sales of the Company’s products to their customers. Reseller agreements are occasionally structured to include minimum amounts due from the resellers in advance of their sales to end user customers. This is generally in consideration for some type of exclusivity arrangement in a particular territory. Generally, arrangements with OEM customers and resellers are structured as term licenses ranging from two to five years. This provides future revenue opportunities to the Company through term renewals. End-user license agreements are generally structured as perpetual software licenses for a specific number of users and/or for use on a specific number of servers. Payment terms generally tend to be shorter on end user perpetual licenses compared to those of OEM licenses.

Excalibur Sales

Excalibur is sold as a hosted service. Excalibur hosted service arrangements are based on search technology agreements which reflect similar standard terms as noted above regarding confidentiality, infringement, indemnification and limitations of liability. As discussed previously, these search technology agreements stipulate that the Company receive percentages of customer advertising revenue (typically between 20% and 50%) or subscription fees or income based on the level of end user search queries. The agreements may also provide for professional services fees depending upon customer Web site customization requirements.

Excalibur sales efforts are targeted at the top 50 B2B publishers that have large, rapidly changing content collections in diverse formats and have large numbers of users and end users. The Company has adopted a direct selling model with respect to Excalibur and is also exploring the prospect of strategic partners such as large advertising agencies or resellers who may provide increased distribution, access to incremental human resources and possible hosting facility alternatives.

The Company expects additional revenue growth to be generated by the FAST Ad Momentum™ platform it acquired on March 31, 2007. This Ad platform is being integrated with Excalibur, and will enable publishers to directly manage and improve their professional communities’ search experiences and pursue search-based revenues for their Web sites. This Ad Platform is also expected to work as an additional marketing channel that will connect the publisher websites supported by Excalibur directly with the providers of advertising inventory increasing the opportunities for the Excalibur supported sites to further increase their Ad revenues.

RESEARCH AND DEVELOPMENT

The Company’s research and development program focuses on enhancing and expanding the capabilities of its products and services to address emerging markets and customer requirements.

Excalibur is an open-source search technology, capable of searching and indexing Web-based content. However, it may also evolve to offer certain internal search and categorization features similar to those of RetrievalWare.

Certain elements of the Company’s developed technologies are provided to the Company pursuant to license agreements with other independent software vendors. The technologies acquired by the Company in this manner include word processing filters, optical character recognition engines, dictionaries, language analyzers, spider and thesauri in electronic form, image and audio processing, and face and speech recognition technologies. These license agreements have varying terms and the Company makes periodic royalty payments to licensors generally based on either actual or anticipated revenues or units.

The Company’s research and development expenditures were $15.0 million, $8.3 million, and $13.8 million in the years ended January 31, 2007, 2006 and 2005, respectively.

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY

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

COMPETITION

Competition in the information access industry in general, and the search sector in particular, is intense. The Company’s products and services compete primarily in the search and categorization software market. Within this market, there are current competitors who are larger and more established than the Company and have significantly greater financial, technical, marketing and other resources. There are also potential and emerging competitors entering the market with increasingly differentiated technologies.

The Company considers its principal competitive advantages are that its search solution: (1) provides more accurate results due to an extensive semantic network and APRP technologies, (2) offers superior connectivity to unstructured and semi-structured data repositories, (3) offers the ability to produce authoritative results through exhaustive ingestion of content sources and (4) is scalable due to its distributed-processing architecture.

The Company has sold several enterprise-wide RetrievalWare licenses into the government defense and intelligence agencies marketplace, both in the United States and overseas. In this marketplace, the Company believes that RetrievalWare is instrumental in offering highly scalable, secure, mission-critical search applications which facilitate fighting terrorism and stopping criminal activity.

Competition in the market which RetrievalWare serves includes traditional enterprise search software and bundled enterprise search appliance vendors. Enterprise search software competitors include Autonomy, FAST, Endeca, IBM, Oracle and Microsoft. Bundled enterprise search appliance competitors include Google, Thunderstone and Network Appliance.

Competition in the market which Excalibur serves includes established significant technology providers focused on search advertising like Google (CSE) and Yahoo! and those that are moving from a strong industry presence elsewhere into search like Microsoft (Live Search). Competition from RetrievalWare competitors selling their solutions to publishers who are determined to build their own online solution are another alternative to the Excalibur hosted services solution.

There can be no assurance that the Company will be able to compete successfully against current or future competitors and that competition will not have a material adverse effect on the Company’s operating results and financial condition in the future.

SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION

The Company has two reportable segments: Enterprise Search (RetrievalWare) and Web Indexing (Excalibur). For segment revenues, profit and loss statements and total assets see Note 14 to “Notes to Consolidated Financial Statements.”

The Company derives revenue from contracts and orders issued by agencies of the U.S. Government. See Note 14 to “Notes to Consolidated Financial Statements.”

In the fiscal years ended January 31, 2007, 2006 and 2005, one customer accounted for approximately 8%, 14% and 17%, respectively, of the Company’s total revenue.

The Company’s revenue is derived principally in the United States and in the United Kingdom. For geographic area revenues and long-lived assets see Note 14 to “Notes to Consolidated Financial Statements.”

EMPLOYEES

The Company had 180 employees at January 31, 2007, of whom 80 were in research and development; 35 in sales and marketing; 27 in finance and administration; 16 in technical support, professional services and training; 10 in Web hosting operations and 12 in Web service implementation. At January 31, 2007, employee headcount by business line was: RetrievalWare – 68, Excalibur – 82, and General, Administrative and Corporate – 30.

Employees are not covered by collective bargaining agreements, and the management of the Company considers relations with employees to be good. Competition for qualified personnel within the Company’s industry is intense. There can be no assurance that the Company will be able to continue to attract, hire or retain qualified personnel, and an inability to do so could have a material adverse effect upon the Company’s operating results and financial condition.

OTHER CORPORATE INFORMATION

The Company’s Internet Web site address is www.convera.com. The Company makes available free of charge through its Web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). The contents of the Company’s Web site are not part of, or incorporated into, this document. The SEC also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

 As of January 31, 2007, we had an accumulated deficit of $1.1 billion. We have operated at a loss for each of the past three fiscal years. For the fiscal years ended January 31, 2007, 2006, and 2005, our net losses were approximately $44.8 million, $14.3 million, and $19.8 million, respectively. These losses include expenditures associated with selling software products, further developing software products during these years and developing our Excalibur Web product. We expect that our losses will continue for the foreseeable future as we continue to invest in Excalibur and these other programs and, accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future. Our failure to achieve and sustain our profitability will negatively impact the market price of our common stock.

On March 31, 2007, we announced that we had agreed to sell the assets of our RetrievalWare business for $23.0 million in cash to FAST. In 2007, $16.4 million, or 98.4%, of the Company’s revenue of $16.7 million was derived from RetrievalWare. The closing of the sale of RetrievalWare will in the short term substantially reduce the Company’s revenue base and continue its trend of operating losses and uses of cash at least for the short term until the revenue base for Excalibur grows to sufficient levels to support its expense. Completion of the RetrievalWare sale would have an extreme adverse impact on our revenue base and we would expect significant operating losses at least for the short term.

                Our ability to achieve profitability is highly dependent on our Excalibur Web offering and if Excalibur fails to achieve market acceptance we will be unable to grow our business and achieve profitability.

We have expended significant financial resources, as well as management attention, on Excalibur and expect that our expenditures on Excalibur will continue to be significant. We believe that our future profitability will depend on our ability to successfully market, and achieve market acceptance for, Excalibur, our Web product. The degree of market acceptance of Excalibur will depend upon a number of factors, including:

•	the advantages of Excalibur over competing products;

•	our ability to innovate and develop new features for Excalibur;

•	customer needs for search products;

•	the price and cost-effectiveness of Excalibur; and

•	the strength of sales, marketing and distribution support.

We are aware of a significant number of competing well-established search products offered by companies with significantly greater financial and marketing resources than us. Even if Excalibur achieves market acceptance, we may not be able to maintain that market acceptance over time if competing products are introduced that are viewed as more effective or are more favorably received than Excalibur. If Excalibur does not achieve and maintain market acceptance, we will not be able to generate sufficient revenue to attain profitability. Our dependence on the Excalibur Web offering will increase substantially in the event we consummate the sale of our RetrievalWare business to FAST.

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

As of January 31, 2007, our balances of cash and cash equivalents were approximately $47.4 million. We believe our current balance of cash, cash equivalents, and investments and proceeds from the sale of the RetrievalWare assets to FAST, if consummated, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months based upon our estimates of funds required to operate our business during such period. However, during or after that time, we may need to raise additional funds for the following purposes:

•	to fund our operations, including sales, marketing and research and development programs including the Excalibur Web product;

•	to fund any growth we may experience;

•	to enhance and/or expand the range of products and services we offer;

•	to increase our promotional and marketing activities; or

•	to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities.

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

Our quarterly operating results have varied substantially in the past. For example, our total revenue for each of the four quarters of the fiscal year ended January 31, 2007 was $4.7 million, $3.3 million, $5.9 million and $2.8 million, respectively, and the price per share of our common stock during those quarters ranged from $10.25 to $3.50.  Our quarterly operating results are likely to continue to vary substantially from quarter to quarter in the future, due to a variety of factors including the following:

•	the ability of Excalibur, our Web product to achieve market acceptance;

•	the downturn in capital spending by customers as a result of general economic conditions;

•	the level of customer demand for our products and services;

•	the delay or deferral of customer implementations;

•	the budget cycles of our customers;

•	seasonality of individual customer buying patterns;

•	an increase in competition in the software and search industries;

•	the size and timing of individual transactions;

•	the timing of new software introductions and software enhancements by us and our competitors;

•	changes in operating expenses and personnel;

•	changes in accounting principles, such as the requirement that stock options be included in compensation;

•	the overall trend towards industry consolidation; and

•	changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

In particular, our period-to-period operating results have historically been dependent upon the timing of the closing of significant license agreements. Since purchasing our software products often requires significant capital investment, our customers may defer or decide not to make their purchases. This means sales can involve sales cycles of six months or more. We derive a significant portion of our revenue from sales to agencies of the U.S. Government, and, therefore, the budget cycle of the U.S.

Government impacts total revenue. In certain financial quarters, we may derive a significant portion of our revenue from a single customer. For example, although no individual customer accounted for more than 10% of the Company’s total revenues in fiscal year 2007, revenue derived from one customer accounted for approximately 14% of total revenue in fiscal year 2006. We have historically recorded a significant portion of our total quarterly license revenue in the third month of a quarter, with a concentration of this revenue occurring in the last half of that third month. We expect these revenue patterns to continue. Despite these uncertainties in our revenue patterns, we base our operating expenses upon anticipated revenue levels, and we incur these expenses on an approximately ratable basis throughout a quarter. As a result, if expected revenue is deferred or otherwise not realized in a quarter for any reason, our business, operating results and financial condition would be materially adversely affected.

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

                We are in an extremely competitive market, and if we fail to compete effectively or respond to rapid technological change, our revenues and market share will be adversely affected.

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

We design our products to work with certain systems and changes to these systems may render our products incompatible with these systems, and we may be unable to sell our products.

Our ability to sell our products depends on the compatibility of our products with other software and hardware products. These products may change or new products may appear that are incompatible with our products. If we fail to adapt our products to remain compatible with other vendors’ software and hardware products or fail to adapt our products as quickly as our competitors, we may be unable to sell our products.

Our software products are complex and may contain errors that could damage our reputation, decrease sales and delay product development and enhancement.

Our complex software products may contain errors that people may detect at any point in the products’ life cycles. We cannot assure you that, despite our testing and quality assurance efforts and similar efforts by current and potential customers, errors will not be found. The discovery of an error may result in loss of or delay in market acceptance and sales.

In our research and development spending plan, we plan for a certain level of engineering activity associated with “sustaining issues.” “Sustaining issues” include fixing problems in released products that were not identified in the development and testing cycle. During any period, if more sustaining issues arise than anticipated, we may have to divert resources away from scheduled product development and enhancement activities. A delay in product development and enhancement activities could have a material adverse effect on our future revenue and operating results.

                We derive a significant portion of our revenues from sales to U.S. Government agencies, which are subject to budget cuts and, consequently, a change in the size and timing of our U.S. Government contracts may materially affect our operating results.

For the year ended January 31, 2007, total revenue derived from sales to agencies of the U.S. Government was approximately $9.5 million, representing 57% of total revenue. For the year ended January 31, 2006, revenue derived from sales to agencies of the U.S. Government was approximately $11.3 million, or 54% of total revenue. While the U.S. Government has recently increased spending on defense, information systems and homeland security initiatives, some government agencies have realized budget reductions which may adversely impact their purchasing decisions and timing. While the nature and timing of these opportunities, as well as the ability to complete business transactions related to these opportunities, is subject to certain risks and uncertainties, successful completion of any of these transactions could have a material impact on our future operating results and financial position. There can be no assurance that we will complete any of these potential transactions.

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

                We depend on international sales, particularly in the United Kingdom, and any economic downturn, changes in laws, changes in currency exchange rates or political unrest in the United Kingdom or in other countries could have a material adverse effect on our business.

For the year ended January 31, 2007, total revenue derived from international sales was approximately $5.4 million, representing approximately 32% of total revenue. For the year ended January 31, 2006, revenue derived from international sales was approximately $5.2 million, representing approximately 25% of total revenue. Most of our international sales are in the United Kingdom. Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations in currency exchange rates. International sales are made mostly from our U.K. subsidiary and are denominated in British pounds or Euros. As of January 31, 2007, approximately 34% and 11% of our total consolidated accounts receivable were denominated in British pounds and Euros, respectively. Additionally, our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on our foreign subsidiary’s sales are charged to our foreign subsidiary and recorded as intercompany receivables on our books. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiary are translated into U.S. dollars in consolidation. Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

Our international operations expose us to a variety of other risks that could seriously impede our financial condition and growth. These risks include the following:

•	potentially adverse tax consequences;

•	difficulties in complying with regulatory requirements and standards;

•	trade restrictions and changes in tariffs;

•	import and export license requirements and restrictions; and
16

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

We rely on AT&T for both our primary and back-up hosting facilities to support our Excalibur Web product. We do not control the operation of these AT&T facilities and each may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures or similar events. These facilities may also be subject to break-ins, sabotage, intentional acts of vandalism or similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, cessation of operations by our third-party web hosting provider or its decision to close a facility without adequate notice or other unanticipated problems at either facility could result in lengthy interruptions in our service. In addition, the failure by these facilities to provide our required data communications capacity could result in interruptions in our service. Interruptions in our service may cause us to lose revenue, cause us to issue credits or refunds and cause customers to terminate their contracts with us. Our business and reputation will be adversely affected if our customers and potential customers believe our Excalibur service is unreliable.

                We depend on proprietary technology licensed from third parties; if we lose these licenses, it could delay shipments of products incorporating this technology and could be costly.

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

Because of the technical nature of our business, our intellectual property is extremely important to our business, and adverse changes to our intellectual property could harm our competitive position.

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
17

                We may in the future be subject to intellectual property rights claims, which are costly to defend and could require us to pay damages and could limit our ability to use certain technologies in the future.

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

                We depend on our key personnel, the loss of whom would adversely affect our business, and we may have difficulty attracting and retaining skilled employees.

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

Our stock price may fluctuate which may make it difficult to resell shares of our stock.

The market price of our common stock has been highly volatile. For example, in the fiscal year ended January 31, 2007, the market price per share of our common stock ranged from $10.25 to $3.50. This volatility may adversely affect the price of our common stock, and our stockholders may not be able to resell their shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility. We anticipate that this volatility, which frequently affects the stock of software companies, will continue. Factors that could cause such volatility include:

•	future announcements concerning us or our competitors;

•	quarterly variations in our operating results;

•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

•	general conditions in our industry;

•	concentrated holdings of our common stock;

•	developments concerning litigation; and

•	worldwide economic and financial conditions.

On occasion, the equity markets, and in particular the markets for software companies have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies’ securities and may be unrelated to the companies’ operating performance.

We may not be able to use net operating loss carryforwards.

As of January 31, 2007, we had net operating loss carryforwards of approximately $205 million. The deferred tax assets representing the benefits of these carryforwards have been offset completely by a valuation allowance due to our lack of an earnings history. The realization of the benefits of these carryforwards depends on sufficient taxable income in future years. Lack of future earnings could adversely affect our ability to utilize these carryforwards. Additionally, past or future changes in our ownership and control could limit the ability to utilize these carryforwards. Despite the carryforwards, we may have income tax liability in future years due to the application of the alternative minimum tax rules of the United States Internal Revenue Code.

                Our amended and restated certificate of incorporation, bylaws, ownership and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of an investment in our stock.

Some provisions of our amended and restated certificate of incorporation and bylaws and of Delaware law could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. Any delay or prevention of a change of control or change in management could cause the market price of our common stock to decline.

                Allen Holding Inc. and related parties exercise voting control over a significant percentage of our outstanding shares, and our other shareholders may not have an effective say in any matters upon which our shareholders vote.

As of January 31, 2007, Allen Holding Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of our voting power, and would therefore be able to effectively control the outcome of matters requiring a stockholder vote. These matters could include offers to acquire us and elections of directors. Allen & Company may have interests which are different than the interests of our other stockholders.

                Legislative actions and potential new accounting pronouncements are likely to impact our future financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future and as a result we may be required to make changes in our accounting policies. For example, the recent requirement to expense stock options in accordance with SFAS No. 123(R) resulted in $4.9 million in stock-based compensation expense in the fiscal year ended January 31, 2007. Compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from science and business activities to compliance activities. For example, we have incurred and expect to continue to incur substantial costs and expend significant resources to comply with the regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002.

                Our internal controls may not be sufficient to achieve all stated goals and objectives.

Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of internal controls and procedures is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                We may be subject to regulatory scrutiny and sustain a loss of public confidence if we are unable to satisfy regulatory requirements relating to our internal controls over financial reporting and/or we have internal control weaknesses which result in material financial reporting errors.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm attest to such evaluation on an annual basis. Compliance with these requirements can be expensive and time-consuming. While we believe that we will be able to meet the required deadlines, no assurance can be given that we will meet the required deadlines in future years. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we may be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

The Sarbanes-Oxley Act of 2002 ensures that companies are reporting accurate revenue numbers and revenue recognition policies have been under particular scrutiny. Any weaknesses in our internal controls on our financial reporting of revenue could cause prospective revenue adjustments or changes in our future revenue recognition policies. Either result could cause unexpected changes to current and/or anticipated future operating results and have a material adverse effect on our financial condition and stock price.

We have filed an Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 to restate the consolidated financial statements for the three and nine months ended October 31, 2006 and increase the reported operating loss for those periods by approximately $481,000. The restatement gives effect to adjustments resulting from the identification of material errors related to the understatement of Excalibur impairment charges (approximately $401,000) and the reversal of revenue on a single contract that was prematurely recognized during the quarter (approximately $80,000).

We have determined that we lack sufficiently trained accounting and finance personnel. This inadequate level of skilled resources resulted in accounting processes which were completed neither effectively nor on a timely basis. Accordingly, there were material weaknesses in internal controls over our accounting close and reporting and revenue recognition processes.

We are taking remedial measures to add effective internal and external resources to these processes. Until these process deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

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

In July 2006, the Company filed a motion for summary judgment, seeking dismissal of all claims made by DSMCi in the U.S. District Court. On March 27, 2007, the U.S. District Court partially granted the Company’s motion for summary judgment. The Company’s motion for dismissal of the claims of misappropriation of DSMCi trade secrets and copyright infringement were both denied, however, the motions for dismissal of all claims of civil conspiracy leveled against the Company by DSMCi were granted. The Court also affirmed that Convera is entitled to set off the full amount of DSMCi’s settlement of the NGTL claim against any damages awarded in trial.

The U.S. District Court issued a pretrial order directing the parties to file a joint pre trial statement by May 15, 2007, in preparation for trial, which is presently expected to be scheduled to commence in the fall of 2007.

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

The following table sets forth the high and low sale prices for Convera common stock for the period from February 1, 2005 through January 31, 2007, as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 2007 was 932. The Company has never declared or paid dividends on its common stock and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.

	High	Low

Fiscal 2007 (February 1, 2006 – January 31, 2007)

First Quarter	$10.25	$7.40
Second Quarter	8.50	5.40
Third Quarter	6.80	4.56
Fourth Quarter	5.57	3.50

Fiscal 2006 (February 1, 2005 – January 31, 2006)

First Quarter	$6.06	$4.37
Second Quarter	8.83	3.92
Third Quarter	15.00	8.71
Fourth Quarter	20.20	7.85
22

Performance Graph

The following graph is a comparison of the cumulative total return to stockholders of the Company’s common stock at January 31, 2007 since January 31, 2002 to the cumulative total return over such period of (i) the NASDAQ Stock Market-U.S., and (ii) the Standard & Poor’s Information Technology Index, assuming an investment in each of $100 on January 31, 2002 and the reinvestment of dividends.

Item 6.            Selected Financial Data

The selected financial data presented below have been derived from the Company’s consolidated financial statements. The balance sheet data as of January 31, 2007 and 2006, and the statement of operations data for the fiscal years ended January 31, 2007, 2006 and 2005 should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended January 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:	(in thousands, except per share data)

Revenues	$16,671	$21,008	$25,698	$29,251	$23,614
Operating expenses:
Cost of revenues (1)	12,596	7,267	6,708	8,570	10,697
Sales and marketing	11,506	8,190	14,476	18,124	20,018
Research and product development	15,044	8,346	13,801	11,981	11,639
General and administrative	15,167	11,113	9,764	10,564	8,642
Amortization of capitalized research and development costs	3,045	1,012	—	—	—
Incentive bonus payments to employees	—	—	—	—	(138)
Restructuring (recoveries) charges	—	(57)	944	621	2,337
Impairment of capitalized research and development costs, equipment and prepaid expenses	6,407	—	—	—	—
Acquired in-process research and development	—	—	—	—	126

	63,765	35,871	45,693	49,860	53,321

Operating loss	(47,094)	(14,863)	(19,995)	(20,609)	(29,707)
Other income, net	2,267	602	175	2,550	636

Net loss before income taxes	(44,827)	(14,261)	(19,820)	(18,059)	(29,071)

Income tax benefit	—	—	—	—	—

Net loss	$(44,827)	$(14,261)	$(19,820)	$(18,059)	$(29,071)

Net loss per common share – basic and diluted	$(0.86)	$(0.33)	$(0.56)	$(0.57)	$(1.01)
Weighted-average number of common shares outstanding – basic and diluted	52,222	43,089	35,433	31,486	28,854

Balance Sheet Data (at end of period)
Cash and cash equivalents	$47,433	$37,741	$17,766	$30,530	$10,412
Working capital	44,326	35,240	15,550	26,737	24,363
Total assets	59,281	64,217	36,294	45,695	49,139
Long-term obligations	221	4,115	9	—	—
Accumulated deficit	(1,115,533)	(1,070,706)	(1,056,445)	(1,036,625)	(1,018,540)
Total shareholders’ equity (2)	51,097	50,841	25,149	31,368	32,372

(1)	Amounts in fiscal years 2007 and 2006 exclude Amortization of capitalized research and development costs shown separately below. There were no such costs prior to fiscal year 2006.

(2)	No dividends have been declared or paid on the Company’s common stock.
24

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its RetrievalWare software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and professional services. Additions to the number of authorized users, licenses issued for additional products and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and upgrades or enhancements of particular software products when and if they are released. With respect to the Company’s Excalibur Web product, revenues may be derived from either a license model as described, or from a hosted service offering.

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

On March 31, 2007, the Company agreed to sell the assets of its RetrievalWare business for $23.0 million in cash to Fast Search & Transfer (“FAST”). Under this agreement, FAST will assume certain obligations of the business and will retain the professionals serving its enterprise search customers, The Company anticipates that the closing of this transaction will occur in the second quarter of fiscal 2008. For further discussion of this transaction, see Note 19, “Subsequent Events,” to Notes to Consolidated Financial Statements. Further, the Company expects to increase its development, selling & marketing efforts with regard to its Excalibur Web product. Excalibur is an advanced effort aimed at applying portions of the Company’s existing technology to searching and indexing contextually relevant information on the Web.

The Excalibur platform became commercially available on November 1, 2005. The primary market for the Excalibur platform is the B2B publisher industry, which has thousands of printed periodicals that are distributed to professionals. The Company partners directly with leading B2B Publishers in its Excalibur offering, Excalibur provides B2B publishers with a more cost-effective way to accelerate the transition from providing periodical hard content in printed form to providing their content dynamically to viewers and participants of interactive on-line vertical communities. Excalibur delivers a vertical slice of the Web that is [totally] relevant for a particular vertical community, affording the professional users ready access to the most relevant information to perform their work. Under its agreements with the B2B publishers the Company receives a percentage of website advertising revenue (typically between 20% and 50% of net advertising revenues) or subscription fees or income based on the level of end user search queries. The Company can also generate professional services fees depending upon customer Web site customization requirements.

The first Excalibur supported site was launched into production in November 2006. As of March 31, 2007, there are a total of six Excalibur supported websites in production from four B2B publishers and a total of 25 websites in pilot phase awaiting launch. We believe that these pilot sites will be launched within the next 90 days.

The Company expects additional revenue growth to be generated by the FAST Ad Momentum™ platform it acquired on March 31, 2007. This Ad platform is being integrated with Excalibur, and will enable publishers to directly manage and improve their professional communities’ search experiences and pursue search-based revenues for their Web sites. This Ad Platform is also expected to work as an additional marketing channel that will connect the publisher websites supported by Excalibur directly with the providers of advertising inventory, increasing the opportunities for the Excalibur supported sites to further increase their Ad revenues.

In concert with the Excalibur product offering, the Company entered into a hosting facility agreement with AT&T and, as of January 31, 2006, had established two hosting centers (San Diego, CA and Dallas, TX).
25

Excalibur sales and marketing efforts are focused on the top 50 B2B publishers. These publishers possess large, rapidly changing content collections in diverse formats and reach a large number of end users. Excalibur Operating costs, including the cost of Excalibur hosted services and Excalibur research and product development costs, totaled $18.9 million in fiscal 2007. Going-forward, cash outlays will be limited to equipment, personnel and general operating costs, including marketing activities. The Company expects to continue to increase its investment in Excalibur and may also elect to seek additional funding sources for this effort. The Company may also elect to seek additional and/or alternative market segments for the Excalibur offering over the coming quarters.

Management’s primary objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue opportunities to determine the market sectors in which the Company should concentrate its sales and marketing efforts. The Company’s business environment and the search software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company competes within the commercial sector where its market position has not been as strong as it has been within the government sector. As such, the Company has elected to focus the majority of its efforts within the commercial setting on the media and publishing sectors. The Company believes this segment may afford greater opportunities when compared to addressing a wide array of commercial market segments. The Company’s competitors include many companies that are larger and more established and have substantially more resources. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. To address the competition, the Company will continue to invest in research and development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company may also make additional investments in specific product features to better serve the needs of customers looking for online customer service and support solutions and with regard to the Excalibur Web product, may elect to create a public search portal.

On August 18, 2004, the Company announced that it further streamlined its expense structure. As part of the restructuring, the Company reduced its personnel related costs, eliminated certain marketing programs, renegotiated real estate obligations and decreased other general operating expenses. The Company recorded a restructuring charge of $518,000 during the third quarter of fiscal 2005 related to this effort. Further, on December 10, 2004 the Company announced an additional re-alignment of its operational infrastructure. This action included a general workforce reduction (including the transfer of certain resources to the Company’s Excalibur Web product), facility consolidations, reduced marketing related expenses and decreased other general operating costs. As part of this restructuring, the Company also announced that it would increase its focus on accelerating its Excalibur development activities and would seek to advance the Company’s existing presence in the high-end search market, specifically within the government and intelligence gathering community as well as the media and publishing sectors. The Company recorded a net restructuring charge of $426,000 during the fourth quarter of fiscal 2005 related to this effort. The Company will continue to invest in its Excalibur Web product, such that on a consolidated basis, the Company is expected to remain in a net loss position until such time as Excalibur is accepted into the commercial marketplace and certain levels of revenue are attained. A detailed review of the numerous risks and challenges facing the Company is contained in the Risk Factors section beginning on page 13.

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

Revenue Recognition

The Company generally derives revenue from selling: (1) software licenses, (2) providing training and professional services, (3) selling software maintenance and (4) providing hosted services . RetrievalWare revenue generally consists of software license, training and professional services and software maintenance, Excalibur revenue generally consists of hosted services and can include training and other professional services and advertising revenue shares .

The Company recognizes revenue for its RetrievalWare product in accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Software Revenue Recognition, with respect to certain transactions. All revenue is recognized net of sales tax. Software licenses are sold to customers as a permanent license (“perpetual license”) or as a license for a definitive period of time (“term license”) Historically, the Company has not experienced significant returns or exchanges of its products.

Provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable, revenue from the sale of perpetual licenses and term licenses is recognized upon shipment of product if VSOE exists using the residual method. When VSOE cannot be established, term license revenue is recorded ratably over the term of the license.

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

Customization work is sometimes required to ensure that the Company’s software functionality meets the requirements of its customers. Under these circumstances, the Company’s revenues are derived from fixed price contracts and revenue is recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. Estimated losses on such contracts are charged against earnings in the period such losses become known. These cost estimates underlie the Company’s determinations as to overall contract profitability and the timing of revenue recognition. Further, we believe that this method of recognition is closely aligned with the evolution of the work product as defined.

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

Excalibur hosted service revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”. The Company evaluates Excalibur hosted services arrangements that have multiple deliverables, in accordance with as Emerging Issues Task Force (“EITF”) Abstract Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, multiple deliverable arrangements that contain elements that do not qualify as separate units of accounting are recognized ratably over term of the hosting arrangement. Excalibur Hosted service agreements typically include monthly contract minimums and can also include advertising share revenue agreements. Monthly contract minimums and other hosting fees or set-up fees are recognized ratably over the term of the hosting agreement. Advertising share revenues are recognized when earned under the provisions of the hosting agreement. No advertising revenue has been recorded to date under any of the hosted services agreements, however, as additional publisher vertical sites are launched and hosted on the Company’s Excalibur product, the Company will become dependent on its publisher customers to provide timely and accurate reports of the web advertising revenue sold by the publisher on each of these sites to determine its revenue.

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

Goodwill and Other Intangible Assets

Convera’s prior acquisitions of other companies resulted in the acquisition of certain intangible assets and goodwill. Goodwill resulting from these acquisitions is associated with the Company’s enterprise search software products reporting segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the impairment of goodwill is assessed on an annual basis or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value. This assessment is performed by comparing the market value of the Company’s outstanding common stock with the carrying amount of the Company’s net assets. If the market value exceeds the carrying amount of the Company’s net assets, impairment of goodwill does not exist. If the market value is less than the carrying amount of the Company’s net assets, the Company will perform further analysis and may be required to record an impairment. The analysis performed at the end of fiscal year 2007 revealed no impairment of goodwill.

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

Research and Product Development Costs

Software development costs are included in research and product development and are expensed as incurred. Historically, the period between achieving technological feasibility and the general availability of the Company’s core software products has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its software product, the RetrievalWare product suite. The Company’s new Excalibur web product encountered a longer period between technological feasibility and the attainment of commercial availability and, as a result, the Company began capitalizing software development costs related to Excalibur during the first quarter of fiscal year 2006 and continued to do so until such time as “commercial availability” was determined. Capitalization of software development costs associated with Excalibur ceased and amortization of previously capitalized software development costs for this offering commenced on November 1, 2005 and was to continue over a twenty-four month period.

During the quarter ended October 31, 2006, management made the determination that due to the lack of revenues generated to date and the loss of a significant potential contract that the asset group related to its Excalibur web product may be impaired. The Company analyzed the recoverability of the capitalized software development as required by SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  This analysis concluded that the estimated future gross revenues, as reduced by the costs associated with generating such revenues, were insufficient to recover the capitalized cost and, accordingly the Company recognized an impairment charge on those capitalized costs of $4.1 million, equal to the unamortized balance of the related capitalized research and development costs. For further information related to impairment charges see Note 3 -Impaiment of Long-Lived Assets in the accompanying consolidated financial statements included in this Form 10-K. As Discovery achieved technological feasibility in the third quarter of fiscal 2007, as a derivative product of Excalibur, the development costs that would otherwise be capitalized under SFAS No. 86 were impaired, and accordingly, have been expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company’s assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment. During the quarter ended October 31, 2006, the Company determined that certain assets used to host its TrueKnowledge for Web product were impaired and recorded an impairment charge of $2.3 million during the quarter ended October 31, 2006 For further information related to impairment charges see Note 3 -Impaiment of Long-Lived Asset in the accompanying consolidated financial statements included in this Form 10-K.

Deferred Taxes

Convera records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets is principally dependent upon the achievement of projected future taxable income. If the estimates and related assumptions change in the future, the Company may be required to adjust its valuation allowance against its deferred tax assets, resulting in a benefit or a charge to income in the period such determination is made. As of January 31, 2007, the Company has recorded a full valuation allowance against the net deferred tax asset.

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

The Company has elected the modified–prospective transition method as permitted by SFAS 123(R). The consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of the adoption of SFAS 123(R). The modified –prospective transition method requires that stock-based compensation expense be recorded for all new grants and to the unvested portion of grants that were outstanding and unvested and ultimately expected to vest as the requisite service is rendered beginning on February 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense for awards granted prior to February 1, 2006 is based on the grant date fair value as determined under the pro forma provisions of SFAS 123.

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

Results of Operations

For the fiscal year ended January 31, 2007, total revenues were $16.7 million, a decrease of 21% compared to revenues of $21.0 million in fiscal year 2006. The net loss for fiscal year 2007 was $44.8 million, or $0.86 per common share, compared to $14.3 million, or $0.33 per common share, in fiscal year 2006. For the fiscal year ended January 31, 2006, total revenues decreased 18% from total revenues of $25.7 million in fiscal year 2005. The net loss for fiscal year 2005 was $19.8 million, or $0.56 per common share.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for each of the three fiscal years in the period ended January 31, 2007 (dollars in thousands):

	Components of Revenue and Expenses Fiscal years ended January 31,						Increase (Decrease) from 2006 to 2007	Increase (Decrease) from 2005 to 2006
	2007		2006		2005
Revenues:	$	%	$	%	$	%	%	%

Excalibur hosted services	$269	2%	$20	—	$—	—	1,245%	100%
License	7,629	46%	10,573	50%	14,360	56%	-28%	-26%
Services	1,558	9%	2,379	12%	3,746	15%	-35%	-36%
Maintenance	7,215	43%	8,036	38%	7,592	29%	-10%	6%

Total revenues	$16,671	100%	$21,008	100%	$25,698	100%	-21%	-18%

Expenses:

Cost of Excalibur hosted services revenue	$8,138	49%	$1,797	9%	$—	—	353%	100%
Cost of license revenue	1,283	8%	1,302	6%	1,658	6%	-1%	-21%
Cost of services revenue	1,970	12%	3,187	15%	3,332	13%	-38%	-4%
Cost of maintenance revenue	1,205	7%	981	5%	1,718	7%	23%	-43%

Total cost of revenues (1)	12,596	76%	7,267	35%	6,708	26%	73%	8%
Sales and marketing	11,506	69%	8,190	39%	14,476	56%	40%	-43%
Research and product development	15,044	90%	8,346	40%	13,801	54%	80%	-40%
General and administrative	15,167	91%	11,113	53%	9,764	38%	36%	14%
Amortization of capitalized research and development costs	3,045	18%	1,012	5%	—	—	201%	—
Impairment of capitalized research and development costs, equipment and prepaid expenses	6,407	38%	—	—	—	—	—	—
Restructuring charges	—	—	(57)	—	944	4%	-100%	-106%

Total expenses	$63,765	382%	$35,871	171%	$45,693	178%	78%	-21%

Operating loss	$(47,094)		$(14,863)		$(19,995)		217%	26%

Other income, net	2,267		602		175

Net loss before income taxes	$(44,827)		$(14,261)		$(19,820)
Income tax benefit	—		—		—

Net loss	$(44,827)		$(14,261)		$(19,820)

(1) Fiscal years 2006 and 2007 totals exclude amortization of capitalized research and development costs shown separately below. There were no such cost in fiscal year 2005.
31

Revenues

As of January 31, 2007 Convera had two reportable business segments: RetrievalWare and Excalibur. RetrievalWare revenue consists of license, professional services and maintenance, while Excalibur consists of hosted services revenue.

RetrievalWare license revenue for the year ended January 31, 2007 decreased 28% to $7.6 million from $10.6 million in fiscal year 2006. The average size for fiscal year 2007 was $141,000, representing a 14% decrease when compared to the average size of $164,000 in the prior fiscal year. A total of 52 license transaction were realized during fiscal year 2007, a 17% decrease compared to 63 such transactions realized for fiscal year 2006. The decrease in RetrievalWare license revenue in fiscal year 2007 included declines in the domestic federal and commercial license transactions of $2.1 million and $1.5 million, respectively, offset in part by an increase in international license revenues of $0.7 million. The decline in federal license revenue was due to a lengthier sales cycle caused by delays in government funding that impacted the fourth fiscal quarter. The commercial decline was the result of management’s prior decision to temper its marketing and selling activities within this segment, the increase in international license revenues was due to higher deal volumes.

RetrievalWare license revenue for the year ended January 31, 2006 decreased 26% to $10.6 million from $14.4 million in fiscal year 2005. The average size for fiscal year 2006 was $164,000, representing a 26% increase when compared to the prior fiscal year. Approximately 63 license transactions were realized during fiscal year 2006, a 42% decrease compared to 109 for fiscal year 2005. The decrease in total license revenues in fiscal year 2006 compared to fiscal year 2005 was primarily attributed to three factors: 1) A shift in marketing and selling efforts towards the Excalibur product, 2) A decrease in international revenue due primarily to a large compliance transaction recognized during fiscal 2005 and the absence of a like-sized transaction in fiscal 2006, and 3) A decrease in the commercial RetrievalWare business segment due to management’s prior decision to temper its selling and marketing activities within this market segment.

RetrievalWare services revenue, which includes professional services and training, was $1.6 million for the year ended January 31, 2007, a 35% decrease when compared to services revenue of $2.4 million for fiscal year 2006. Declines were witnessed for all RetrievalWare segments due to lower professional services revenues resulting from new license integration engagements, lower fixed price services engagements, and lower training revenue.

RetrievalWare services revenue for fiscal 2006 were $2.4 million, a 36% decrease from the services revenues of $3.7 for fiscal 2005. The decline in fiscal year 2006 services revenue versus fiscal year 2005 was due primarily to a decline in professional services revenues in our federal and commercial business segments resulting from the completion of two major engagements, offset by improvements in professional services revenues in our international segments.

RetrievalWare maintenance revenue was $7.2 million for the year ended January 31, 2007, compared to $8.0 million for fiscal year 2006. The decrease in fiscal year 2007 maintenance revenue versus fiscal year 2006 was due primarily to a $1.0 million decline in commercial maintenance revenue and lower renewal rates resulting from the aforementioned decision by management to temper its selling activities to commercial customers. RetrievalWare maintenance revenue was $8.0 million for the year ended January 31, 2006, compared to $7.6 million for fiscal year 2005. The increase in maintenance revenues during the fiscal 2006 was attributed to the fiscal year 2005 implementation of new maintenance renewal processes and a continued emphasis on identifying lapsed renewals from within the existing customer base.

Excalibur hosted services revenue increased to $269,000 in fiscal year 2007, from $19,800 in fiscal year 2006 (3 months), Excalibur became commercially available in November 2005 and had limited distribution in fiscal 2006. The first Excalibur supported site was launched into production in November 2006, As of March 31, 2007, there are a total of six Excalibur supported websites in production from four B2B publishers and a total of 25 websites in pilot phase awaiting launch.

Revenue from international operations is generated from RetrievalWare and Excalibur sales. RetrievalWare revenue is derived from software licenses with various European commercial and government customers and a well-established European reseller network. The Company’s international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom. International revenues of $5.2 million in fiscal year 2007 were consistent with the $5.2 million in international revenues generated in fiscal 2006. In fiscal year 2006, international revenues decreased 30% to $5.2 million from $7.5 million in fiscal year 2005 due to a large contract compliance transaction recognized during fiscal 2005 and the absence of a like-sized transaction in fiscal 2006. CTIL satellite offices in Paris, France and Munich, Germany were closed during fiscal year 2005.

Revenue derived from contracts and orders issued by agencies of the U.S. Government was approximately 56%, 54%, and 45%, of total revenues for fiscal years 2007, 2006, and 2005, respectively. In fiscal year 2007 no customer accounted for more than 10% of revenues. One customer accounted for approximately 14% of revenues in fiscal year 2006. One reseller customer accounted for approximately 17% of revenues for fiscal 2005.

Operating Expenses

Cost of Revenues

RetrievalWare cost of license revenue was $1.3 million for the year ended January 31, 2007 and was consistent with $1.3 million in the prior fiscal year. The RetrievalWare cost of license revenue decrease to $1.3 million in fiscal year 2006 from $1.7 million for fiscal year 2005 was the result of decrease in third party royalty obligations stemming from the aforementioned decline in RetrievalWare license revenue.

RetrievalWare cost of services revenue decreased 38% to $2.0 million for the year ended January 31, 2007 from $3.2 million in fiscal year 2006. The decrease in cost of services revenue for fiscal year 2007 is due primarily to a decrease in personnel-related and outsourcing costs in our International subsidiary due to the aforementioned decline in RetrievalWare services revenue. Average headcount declined 44% versus the prior fiscal year. Cost of services revenue in fiscal 2006 decreased to $3.2 million or 4%, from $3.3 million in fiscal year 2005. This decrease was the result of a decrease in personnel-related costs resulting from lower average headcount.

RetrievalWare cost of maintenance revenue for the year ended January 31, 2007 increased 23% to $1.2 million from $1.0 million in fiscal 2006. The increase in cost of maintenance revenues in fiscal year 2007 is attributed to outsourcing costs to support a component of RetrievalWare. Cost of maintenance revenue decreased 43% to $1.0 million from $1.7 million in fiscal year 2005 due to lower personnel-related costs resulting from the restructuring actions undertaken in fiscal year 2005.

Excalibur hosted services cost of revenue increased 353% to $8.1 million for the year ended January 31, 2007 from $1.8 million in fiscal year 2006. This increase in Excalibur Hosted services cost of revenue is attributed to a full year of costs in fiscal 2007 as compared to only three months of such costs in fiscal year 2006 that began upon the commercial availability of Excalibur in November 2005. Excalibur hosted services costs include the royalties paid on third-party software embedded into our Excalibur product software, the costs associated with the AT&T web hosting facilities and increased personnel-related expense

Sales & Marketing

Sales and marketing expense increased 40% to $11.5 million for the year ended January 31, 2007 from $8.2 million in fiscal year 2006. The increase in sales and marketing expense for fiscal year 2007 is attributed to higher personnel-related costs resulting from a higher average headcount, higher marketing program costs, stock option expenses, and third-party consulting costs. Sales and marketing expense for the year ended January 31, 2006, decreased 43% to $8.2 million from $14.5 million in fiscal year 2005. The decrease in sales and marketing expenses for fiscal year 2006 versus fiscal year 2005 was attributed to lower personnel-related costs stemming from the fiscal 2005 restructurings that resulted in a 47% year-over-year decrease in average monthly headcount and lower marketing programs costs.

Research and Development

Reported RetrievalWare research and product development costs decreased 24% to $4.3 million for the year ended January 31, 2007 from $5.6 million for the prior fiscal year. The decrease in RetrievalWare research and product development in fiscal year 2007 is due to lower personnel-related costs due to the continued reallocation of personnel to the Company’s Excalibur product (13% decline in average monthly headcount), reduced depreciation expense, and reduced third party consulting expense. Reported RetrievalWare research and development costs in fiscal year 2006 decreased to $5.6 million or 42% from $9.6 million in fiscal year 2005. The decrease in fiscal 2006 is the result of a reallocation of personnel from the RetrievalWare research and product development team to the Excalibur product development team (57% decline in average monthly headcount for the RetrievalWare product development team).

Reported Excalibur research and product development costs increased 295% to $10.8 million for the year ended January 31, 2007 versus $2.7 million in the prior fiscal year. As previously disclosed, the Company adopted SFAS No. 86 during the first quarter of fiscal 2006, resulting in the capitalization of $8.1 million of research and development costs for the first three quarters of fiscal year 2006. Absent the capitalization of these development costs, gross research and development costs of $10.8 in fiscal year 2007 million remained consistent with the gross Excalibur research and product development costs of $10.8 million incurred in fiscal year 2006. Reported research and development costs decreased 35% to $2.7 million in fiscal year 2006 from $4.2 million in fiscal year 2005, due to the aforementioned capitalization of $8.1 million of research and development costs. Absent the capitalization of these costs, gross research and development costs grew by 160% to $10.8 million in fiscal year 2006 when compared to $4.2 million for fiscal year 2005. This increase is attributed to costs associated with the establishment and management of two hosting facilities, increased headcount and consulting fees for the period of February 1, 2005 (attainment of technological feasibility) through October 31, 2005 for the Excalibur product.

General and Administrative

General and administrative expense grew by 36% to $15.2 million for the year ended January 31, 2007 from $11.1 million in fiscal year 2006. The increase in fiscal year 2007 is due to higher stock option expense due to the adoption of FAS 123(R), higher personnel-related expense as a result of increased average headcount, and increased legal fees. General and administrative expense increased 14% to $11.1 million from $9.8 million in fiscal year 2005; this increase was principally due to increased accounting fees associated with the Company’s required Section 404 compliance efforts under the Sarbanes-Oxley Act.

Restructuring charge

The Company had no restructuring expense in for the year ended January 31, 2007, as compared to a $57,000 restructuring credit in fiscal year 2006. During fiscal year 2006 the Company recorded a $57,000 restructuring credit to account for the reversal of previously accrued utilities expense for the Hillsboro, Oregon facility. The early termination of that lease caused this reversal. During fiscal 2005 the Company incurred $0.9 million in restructuring charges to reduce operating expenses through general workforce reductions, facility consolidations, reduced marketing expenses and decreased other general operating costs. In connection with these restructurings, the Company reduced its workforce by 77 employees worldwide, including 23 employees within the engineering group, 20 from sales and marketing group, 19 from the professional services group and five from the general and administrative.

Amortization of capitalized software development costs

For the year ending January 31, 2007, the Company amortized $3.0 million in previously capitalized software development costs associated with its Excalibur product offering, in accordance with SFAS No. 86., as compared to K$1.0 million of amortization of software development costs in fiscal 2006. The Company commenced amortizing the capitalized software development costs upon achieving commercial availability in November 2005. There was no amortization of capitalized software development costs in fiscal year 2005. Capitalized software development costs were amortized over a 24 month period through the third quarter of fiscal 2007, when it was determined that the underlying asset was impaired and was written off, as discussed further below.

Impairment of capitalized software development costs, fixed assets and prepaid expenses

In the third quarter of fiscal year 2007, an analysis of the recoverability of the capitalized software development costs and fixed assets used in hosting the Excalibur Web product solution concluded that such assets were impaired. As a result, an aggregate impairment charge of $6.4 million comprised of a $4.1 million impairment charge for capitalized software development costs analyzed in accordance with SFAS No 86, and a $2.3 million impairment charge recognized in accordance with SFAS No. 144. The Company recognized no impairment charges in fiscal 2006 or fiscal 2005.

Other income

Other income increased to $2.3 million, or 277% in fiscal year 2007, from $0.6 million in fiscal year 2006. This increase was due to a higher average quarterly cash balance and higher interest yields. Other income increased to $0.6 million in fiscal year 2006 from $0.2 million in fiscal year 2005.

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

As of January 31, 2007, the Company had the following contractual obligations associated with its lease commitments, debt facility and other contractual obligations for the periods indicated below:

Contractual Obligations	Payments Due By Fiscal Period (in thousands)

	Total	2008	2009-2010	2011-2012	2013 and thereafter

Operating leases	$3,204	$1,499	$1,649	$56	—
Other contractual obligations	4,338	1,986	2,352	—	—

Total	$7,542	$3,485	$4,001	$56	—

•
Operating lease obligations — represents the minimum lease rental payments under non-cancelable leases, primarily for the Company’s office space and operating equipment in various locations around the world.

•
Other contractual obligations — represents severance payments to a former officer of the Company as well as the principal amounts due on outstanding contractual obligations relating to hosting agreements between the Company and AT&T related to the Excalibur Web product. The AT&T balance includes 100% of the remaining contractual obligation although the agreement is cancelable for an immediate payment of 50% of the remaining balance at the time of cancellation.

Liquidity and Capital Resources The Company’s combined balance of cash, cash equivalents and restricted cash at January 31, 2007 as compared to January 31, 2006 is summarized below (in thousands).

	January 31, 2007	January 31, 2006	Change

Cash and cash equivalents	$47,433	$37,741	$9,692
Restricted cash	71	71	—

Total	$47,504	$37,812	$9,692

At January 31, 2007, the Company’s principal source of liquidity was cash and cash equivalents of $47.4 million.

The Company’s operating activities consumed $23.1 million in cash in 2007. The primary use of cash from operating activities was the net loss of $44.8 million. The net loss was reduced for non-cash expenses represented by depreciation and amortization of $7.0 million, stock-based compensation of $6.8 million and impairment charges of $6.4 million. The significantly higher level of depreciation and amortization expense in 2007 relative to 2006 was due to the full-year depreciation effect from significant capital expenditures and capitalized research and development costs totaling $15.0 million in 2006. The significantly higher level of stock-based compensation expense in 2007 relative to 2006 was primarily due to the implementation of SFAS 123(R) in 2007. Impairment charges totaling $6.4 million ,consisting of write-offs of: approximately $4.1 million of capitalized software development costs, approximately $400,000 in prepaid licenses, and a write-down of $1.9 million in property and equipment. These write-offs and write-down arose from an assessment that the carrying value of assets associated with Excalibur was no longer fully recoverable when compared to the estimated remaining future cash flows. An accounts receivable decrease of $1.1 million and a deferred revenue decrease of $479,000 represented sources and uses of cash, respectively. The changes in accounts receivable and deferred revenue were primarily due to the lower level of revenue which was $16.7 million in 2007 compared to $21.0 million in 2006. There were no significant changes in the Company’s accounts receivable collection policies and practices in 2007.

The Company’s investing activities consumed $442,000 in cash in 2007. Equipment and leasehold improvement expenditures relating to Excalibur had been substantially completed upon Excalibur’s introduction in 2006.

The Company’s financing activities provided $33.1 million in cash in 2007. On February 28, 2006 the Company completed a private placement of 5,103,333 newly-issued shares of its Common Stock to a group of institutional investors resulting in net proceeds of approximately $36.7 million. The shares were sold at a price of $7.50 per share, which represented a 6.58% discount to the Company’s trailing 10-day average closing price preceding the date of Board approval. Allen & Company LLC, a company affiliated with the majority shareholder, acted as placement agent for the private placement and was paid a commission of 4%. The Company used $5.0 million in proceeds from the private placement to retire a Silicon Valley Bank term loan, which had been made in 2006 and related to financing Excalibur capital equipment expenditures. The issuance of common stock relating to the exercise of employee stock options and pursuant to the employee stock purchase plan provided approximately $1.6 million and $113,000 in cash, respectively. Cash used for the repurchase of common shares was approximately $366,000.

As discussed previously, in April 2007, the Company announced that it had agreed to sell the assets of its RetrievalWare business for $23.0 million in cash to FAST. In 2007, $16.4 million, or 98.4%, of the Company’s revenue of $16.7 million was derived from RetrievalWare. The closing of the sale of RetrievalWare will in the short term substantially reduce the Company’s revenue base and continue its trend of operating losses and uses of cash at least for the short term until the revenue base for Excalibur grows to sufficient levels to support its expense base.

Other Factors

Inflation

The Company believes that inflation has not had a material effect on the results of its operations to date.

Recent Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for the Company for the fiscal year ended January 31, 2007. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In the first quarter of 2006, the Company adopted SFAS No. 154 (“SFAS 154), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company’s Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company’s foreign sales subsidiary located in the United Kingdom were approximately 32% of total revenues in fiscal year 2007. International sales are made predominantly from the Company’s foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of January 31, 2007, approximately 34% and 11% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of fiscal year 2007, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of January 31, 2007, less than one percent of the Company’s cash and cash equivalents were denominated in British pounds, EUROs and Canadian dollars, respectively. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company also has certificates of deposit of $71,000 and $450,000, included in restricted cash and other assets respectively, which are pledged to collateralize letters of credit required for leased facilities. Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited.

Item 8. Financial Statements and Supplementary Data Financial statements and supplementary data of the Company are submitted as a separate section of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

(a)                   Evaluation of Disclosure Controls

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange act of 1934 (the Exchange Act) as of the end of the period covered by this Annual Report on Form10-K. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective, as of January 31, 2007 at a reasonable assurance level, because of material weaknesses in internal control over financial reporting as described below. Notwithstanding the material weaknesses that existed as of January 31, 2007, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operation and cash flows of the Company and its subsidiaries in conformity with U.S generally accepted accounting principles (“GAAP”).

(b)                   Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes the policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 31, 2007, we identified the following material weaknesses in the Company’s internal control over financial reporting:

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

These material weaknesses resulted in post-closing adjustments in interim periods and in the preparation of the January 31, 2007 consolidated financial statements and also resulted in the restatement of the unaudited interim financial statements for the three and nine month periods ended October 31, 2006.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Remediation of Material Weaknesses

As of the filing date of this report, the Company has not fully remediated the material weaknesses in the Company’s internal control over financial reporting as of January 31, 2007. However, during fiscal year 2008, management has taken a number of steps that it believes will impact the effectiveness of our internal control over our financial reporting including the following:

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

Revenue recognition process : The following procedures have been identified to remediate this material weakness:

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

(d)                   Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting

The Board of Directors and Shareholders of Convera Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Convera Corporation did not maintain effective internal control over financial reporting as of January 31, 2007, because of the effect of the material weaknesses discussed below, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Convera Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of January 31, 2007:

The Company lacked a sufficient compliment of trained accounting and finance personnel with knowledge of the Company’s accounting close and financial reporting processes and adequate technical expertise in the application of U.S. generally accepted accounting principles. As a result, errors occurred in the accounting for certain transactions. Management’s review of transactions and the related account analyses and reconciliations were not sufficient to detect these errors. The errors affected the calculation of impairment of the Company’s web hosting assets, and the balances for prepaid expenses, accruals and general and administrative expenses.

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

These material weaknesses resulted in post-closing adjustments in interim periods and in the preparation of the January 31, 2007 consolidated financial statements and also resulted in the restatement of the unaudited interim financial statements for the three and nine month periods ended October 31, 2006. Until these material weaknesses are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2007 financial statements, and this report does not affect our report dated April 26, 2007 on those financial statements.

In our opinion, management’s assessment that Convera Corporation did not maintain effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Convera Corporation has not maintained effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.

                                                                                                                                /s/ ERNST & YOUNG LLP

McLean, Virginia
April 26, 2007

Item 9B.         Other Information

Not applicable

 PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required for this Item will be included in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2007, which information is incorporated in this report by reference.

Item 11.         Executive Compensation

The information required for this Item will be included in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2007, which information is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item will be included in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2007, which information is incorporated in this report by reference.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required for this Item will be included in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2007, which information is incorporated in this report by reference.

Item 14.         Principal Accounting Fees and Services

The information required for this Item will be included in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2007, which information is incorporated in this report by reference.

PART IV Item 15. Exhibits, Financial Statement Schedules (a) Documents filed as part of Form 10-K 1. Financial Statements:

The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8 and Part IV, Items [14(a)] and [14(d)]:

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

3. Exhibits:

See Exhibit Index on the following page.
44

Exhibit Index

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents

3.1	Amended and Restated Certificate of Incorporation of Convera	Form S-4 (Registration No. 333-50172), November 17, 2000

3.2	By-laws of Convera (Amended and Restated)	Form 10-K, April 30, 2003

3.3	Amendment to By-Laws	Form 10-K, March 31, 2006

10.1	1995 Incentive Plan, dated November 1995	Proxy Statement dated October 16, 1995 for Annual Meeting of Shareholders

10.2	Convera Stock Option Plan	Form 8-K, May 3, 2000

10.3	Office Lease ( 1808 Aston Avenue , Carlsbad , California ) commencing November 1, 2001	Form 10-K, April 30, 2002

10.4	Amended and Restated Convera Corporation 1996 Employee Stock Purchase Plan	Definitive Form 14C, December 18, 2001

10.5	Employment Agreement with John R. Polchin, dated April 1, 2004	Form 10-Q, June 14, 2004

10.6	Office Lease Amendment ( 1921 Gallows Road , Vienna Virginia ) commencing October 6, 2004	Form 10-Q, December 12, 2004

10.7	AT&T Master Agreement dated August 24, 2004	Form 10-K, April 1, 2005

10.8	Office Lease ( Radius Court , London Road, Bracknell , Berkshire United Kingdom ) commencing March 21, 2005	Form 10-K, March 31, 2006

10.9	Office Sublease (Sublandlord – MWH Americas, 6760 Alexander Bell Drive , Columbia Maryland ) commencing June 1, 2005	Form 10-K, March 31, 2006

10.10	Office Lease ( 6760 Alexander Bell Drive , Columbia Maryland ) commencing August 20, 2005	Form 10-K, March 31, 2006

10.11	Employment Agreement with Kurt Gastrock dated October 25, 2005	Form 10-K, March 31, 2006

10.12	Employment Agreement with Patrick C. Condo dated October 24, 2005	Form 10-K, March 31, 2006

10.13	Separation Agreement between the Company and John R. Polchin	Form 10-Q, September 11, 2006

10.14	Separation Agreement between the Company and Kurt C. Gastrock	Filed Herewith

10.15	Office Lease Amendment ( 1808 Aston Avenue , Carlsbad , California ) commencing January 17, 2007	Filed Herewith

10.16	Employment Agreement with Matthew Jones, dated December 6, 2006	Filed Herewith

21.01	Subsidiaries of Convera	Form 10-K, April 30, 2004

23.01	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith
45

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERA CORPORATION

By:	/s/ Patrick C. Condo

Patrick C. Condo
President and Chief Executive Officer

Date:  April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Patrick C. Condo	President, Chief Executive Officer,	April 30, 2007
Patrick C. Condo	and Director (Principal Executive Officer)

/s/Matthew G.. Jones	Vice President , Chief Financial Officer,	April 30, 2007
Matthew G. Jones	(Principal Financial and Accounting Officer)

/s/Ronald J. Whittier	Chairman of the Board	April 30, 2007
Ronald J. Whittier

/s/Herbert A. Allen	Director	April 30, 2007
Herbert A. Allen

/s/Herbert A. Allen, III	Director	April 30, 2007
Herbert A. Allen, III

/s/Stephen D. Greenberg	Director	April 30, 2007
Stephen D. Greenberg

/s/Eli S. Jacobs	Director	April 30, 2007
Eli S. Jacobs

/s/Donald R. Keough	Director	April 30, 2007
Donald R. Keough

/s/Ajay Menon	Director	April 30, 2007
Ajay Menon

/s/Sydney Pollack	Director	April 30, 2007
Sydney Pollack

/s/Carl J. Rickertson	Director	April 30, 2007
Carl J. Rickertson

/s/Jeffrey White	Director	April 30, 2007
Jeffrey White

/s/John C. Botts	Director	April 30, 2007
John C. Botts
47

/s/Alexander F. Parker	Director	April 30, 2007
Alexander F. Parker
48

49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Convera Corporation:

We have audited the accompanying consolidated balance sheets of Convera Corporation as of January 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, and for each of the three years in the period ended January 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convera Corporation at January 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles.

          As discussed in Note 2 to the consolidated financial statements, on February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) Share Based Payment and changed its method of accounting for share based payments using the modified prospective transition method.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Convera Corporation’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 26, 2007, expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effectiveness of internal control over financial reporting.

McLean, Virginia
April 26, 2007

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of January 31,

	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$47,433	$37,741
Restricted cash	71	71
Accounts receivable, net of allowance for doubtful accounts of $367 and $218, respectively	3,023	4,364
Prepaid expenses and other	1,762	2,396

Total current assets	52,289	44,572

Equipment and leasehold improvements, net of accumulated depreciation of $14,847 and $15,683, respectively	3,928	9,152
Other assets	761	819
Capitalized research and development costs	—	7,102
Goodwill	2,275	2,275
Other intangible assets, net of accumulated amortization of $1,318 and $1,049, respectively	28	297

Total assets	$59,281	$64,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,837	$1,367
Accrued expenses	2,680	2,680
Deferred revenues	3,446	3,931
Current maturities of long-term debt	—	1,283

Total current liabilities	7,963	9,261

Deferred revenues – long-term	221	398
Long-term debt, net of current portion	—	3,717

Total liabilities	8,184	13,376

Commitments and Contingencies

Shareholders’ Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 53,469,299 and 47,803,186 shares issued, respectively; 52,812,744 and 47,128,833 shares outstanding, respectively	535	478
Treasury stock at cost, 656,555 and 674,353 shares, respectively	(1,517)	(1,558)
Additional paid-in-capital	1,168,907	1,124,067
Accumulated deficit	(1,115,533)	(1,070,706)
Accumulated other comprehensive loss	(1,295)	(1,440)

Total shareholders’ equity	51,097	50,841

Total liabilities and shareholders’ equity	$59,281	$64,217

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	For the Fiscal Years Ended January 31

	2007	2006	2005

Revenues:
Excalibur hosted services	$269	$20	$—
License	7,629	10,573	14,360
Services	1,558	2,379	3,746
Maintenance	7,215	8,036	7,592

	16,671	21,008	25,698

Operating expenses:
Cost of revenues (excluding amortization of capitalized research and development costs shown separately below):
Excalibur hosted services	8,138	1,797	—
License	1,283	1,302	1,658
Services	1,970	3,187	3,332
Maintenance	1,205	981	1,718
Sales and marketing	11,506	8,190	14,476
Research and product development	15,044	8,346	13,801
General and administrative	15,167	11,113	9,764
Amortization of capitalized research and development costs	3,045	1,012	—
Impairment of capitalized software development costs, equipment and prepaid expenses	6,407	—	—
Restructuring (recoveries) charges	—	(57)	944

Total operating expenses	63,765	35,871	45,693

Operating loss	(47,094)	(14,863)	(19,995)

Other income, net	2,267	602	175

Net loss before income taxes	(44,827)	(14,261)	(19,820)

Income tax benefit	—	—	—

Net loss	$(44,827)	$(14,261)	$(19,820)

Basic and diluted net loss per common share	$(0.86)	$(0.33)	$(0.56)
Weighted-average number of common shares outstanding – basic and diluted	52,221,644	43,088,677	35,432,754

Comprehensive loss:
Net loss	(44,827)	(14,261)	(19,820)
Foreign currency translation adjustment	145	(56)	(29)

Comprehensive loss	$(44,682)	$(14,317)	$(19,849)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

								Accumulated Other Compre- hensive Income (Loss)

	Common Stock			Treasury Stock
						Additional Paid-in Capital
	Shares	Amount	Warrants	Shares	Amount		Accumulated Deficit		Total

Balance, January 31, 2004	34,655,344	$347	137,711	(813,257)	$(1,879)	$1,070,880	$(1,036,625)	$(1,355)	$31,368

Private placement	3,433,333	34	—	—	—	10,266	—	—	10,300
Issuance of common stock upon exercise of options	465,469	5	—	—	—	1,835	—	—	1,840
Issuance of treasury stock for Employee Stock Purchase Plan	—	—	—	86,849	201	(6)	—	—	195
Issuance of warrants to third party	84,744	—	(137,711)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,416	—	—	1,416

Issuance of stock for deferred stock compensation plan	101,325	1	—	—	—	(122)	—	—	(121)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(29)	(29)

Net loss	—	—			—	—	(19,820)		(19,820)

Balance, January 31, 2005	38,740,215	$387	—	(726,408)	$(1,678)	$1,084,269	$(1,056,445)	$(1,384)	$25,149

Private placement	6,555,556	66	—	—	—	28,699	—	—	28,765
Issuance of common stock upon exercise of options	2,406,090	24	—	—	—	9,646	—	—	9,670
Issuance of treasury stock for Employee Stock Purchase Plan	—	—	—	52,055	120	95	—	—	215
Stock-based compensation	—	—	—	—	—	1,584	—	—	1,584
Issuance of stock for deferred stock compensation plan	101,325	1	—	—	—	(226)	—	—	(225)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(56)	(56)

Net loss	—	—	—	—	—	—	(14,261)	—	(14,261)

Balance, January 31, 2006	47,803,186	$478	—	(674,353)	$(1,558)	$1,124,067	$(1,070,706)	$(1,440)	$50,841

Private placement	5,103,333	51	—	—	—	36,693	—	—	36,744
Issuance of common stock upon exercise of options	461,455	5	—	—	—	1,645	—	—	1,650
Issuance of treasury stock for Employee Stock Purchase Plan	—	—	—	17,798	41	71	—	—	112

Stock-based compensation	—	—	—	—	—	6,797	—	—	6,797
Issuance of stock for deferred stock compensation plan	101,325	1	—	—	—	(366)	—	—	(365)
Foreign currency translation adjustment	—	—	—	—	—	—	—	145	145

Net loss	—	—	—	—	—	—	(44,827)	—	(44,827)

Balance, January 31, 2007	53,469,299	$535	—	(656,555)	$(1,517)	$1,168,907	$(1,115,533)	$(1,295)	$51,097

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Years Ended January 31,

	2007	2006	2005

Cash Flows from Operating Activities:
Net loss	$(44,827)	$(14,261)	$(19,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,045	4,184	1,853
Non-cash restructuring credit	—	(57)	(137)
(Benefit) provision for doubtful accounts	143	(10)	(401)
Stock-based compensation	6,797	1,584	1,416
Impairment of capitalized research and development costs, equipment and prepaid expenses	6,407	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,078	2,038	(560)
Prepaid expenses and other assets	320	718	860
Accounts payable, and accrued expenses	437	(1,968)	(1,471)
Restructuring reserve	—	(776)	(533)
Deferred revenues	(479)	118	526
Other long-term liabilities	—	—	(1,647)

Net cash used in operating activities	(23,079)	(8,430)	(19,914)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(442)	(6,915)	(4,959)
Capitalized research and development costs	—	(8,095)	—

Net cash used in investing activities	(442)	(15,010)	(4,959)

Cash Flows from Financing Activities:
Proceeds from the private placement of stock, net	36,744	28,765	10,300
Proceeds from the exercise of stock options	1,650	9,670	1,840
Proceeds from borrowings of long-term debt	—	5,000	—
Proceeds from the issuance of common stock, net	(253)	(10)	73
Repayment of long-term debt	(5,000)	—	—

Net cash provided by financing activities	33,141	43,425	12,213

Effect of exchange rate changes on Cash	72	(10)	(104)

Net increase (decrease) in Cash and Cash Equivalents	9,692	19,975	(12,764)

Cash and Cash Equivalents, beginning of year	37,741	17,766	30,530

Cash and Cash Equivalents, end of year	$47,433	$37,741	$17,766

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts expressed in thousands, except share and per share data)

(1)	THE COMPANY

Operations and Organization

Convera Corporation (“Convera” or the “Company”) was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).

As of January 31, 2007 and January 31, 2006, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% and 47%, respectively, of the voting power of Convera.

Convera principally earns revenues from the licensing of its software products and the provision of services in deployment of the Company’s technology to government agencies and commercial businesses throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with system integrators, original equipment manufacturers, resellers and other strategic partners. Revenues are generated from software licenses with customers and from the related sale of product maintenance, training and professional services. Further, during fiscal year 2005, the Company embarked on an advanced Web indexing development effort focused on applying portions of the Company’s existing technology to also locate contextually relevant information on the World Wide Web (the “Web”). On November 1, 2005, the Company announced that the Excalibur Web product was commercially available as the technology had advanced to then contain more than 4 billion documents in the index and a redundant hosting environment was established with AT&T. The Company began focusing much of its selling and marketing resources on establishing distribution channels for this technology. The Company is targeting both the commercial and the government sectors for the Excalibur Web product at this time. Excalibur revenues may be derived from either a license model as described, or from a hosted service offering.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses and achieve profitability; the ability of Excalibur to gain market acceptance; the availability of additional capital financing on terms acceptable to the Company, if at all; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; reduced customer demand for the Company’s products and services; continued success in technological advances and development including the Excalibur Web product; the delay or deferral of customer software implementations; the potential for U.S. Government agencies from which the Company has historically derived a significant portion of its revenues to be subject to budget cuts; a dependence on international sales; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; reliance on third party hosting facilities for our Excalibur Web product; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; and the present ownership structure of the Company which includes Allen Holdings Inc. and related parties who exercise voting control of the Company such that other shareholders will not have an effective say in any matters upon which its shareholders vote. Although management believes that its current cash position is sufficient to sustain operations through January 31, 2007, should cash needs dictate, additional cost saving measures could be enacted to conserve cash.

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

Revenue Recognition

The Company generally derives revenue from selling: (1) software licenses, (2) providing training and professional services, (3) selling software maintenance and (4) providing hosted services. RetrievalWare revenue generally consists of software license, training and professional services and software maintenance, Excalibur revenue generally consists of hosted services and can include training and other professional services and advertising revenue shares.

The Company recognizes revenue for its RetrievalWare product in accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Software Revenue Recognition, with respect to certain transactions. All revenue is recognized net of sales tax. Software licenses are sold to customers as a permanent license (“perpetual license”) or as a license for a definitive period of time (“term license”) Historically, the Company has not experienced significant returns or exchanges of its products.

Provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable, revenue from the sale of perpetual licenses and term licenses is recognized upon shipment of product if VSOE exists using the residual method. When VSOE cannot be established, term license revenue is recorded ratably over the term of the license.

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

Customization work is sometimes required to ensure that the Company’s software functionality meets the requirements of its customers. Under these circumstances, the Company’s revenues are derived from fixed price contracts and revenue is recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. Estimated losses on such contracts are charged against earnings in the period such losses become known. These cost estimates underlie the Company’s determinations as to overall contract profitability and the timing of revenue recognition. Further, we believe that this method of recognition is closely aligned with the evolution of the work product as defined.

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

Excalibur hosted service revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”. The Company evaluates Excalibur hosted services arrangements that have multiple deliverables, in accordance with as Emerging Issues Task Force (“EITF”) Abstract Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, multiple deliverable arrangements that contain elements that do not qualify as separate units of accounting are recognized ratably over term of the hosting arrangement. Excalibur Hosted service agreements typically include monthly contract minimums and can also include advertising share revenue agreements. Monthly contract minimums and other hosting fees or set-up fees are recognized ratably over the term of the hosting agreement. Advertising share revenues are recognized when earned under the provisions of the hosting agreement. No advertising revenue has been recorded to date under any of the hosted services agreements, however, as additional publisher vertical sites are launched and hosted on the Company’s Excalibur product, the Company will become dependent on its publisher customers to provide timely and accurate reports of the web advertising revenue sold by the publisher on each of these sites to determine its revenue.

Research and Product Development Costs

Software development costs are included in research and product development and are expensed as incurred. Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” requires the capitalization of certain software development costs once technological feasibility is established, which for the Company generally occurs upon completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Historically, the period between achieving technological feasibility and the general availability of the Company’s core software products has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its software product, that being the RetrievalWare product suite. The Company’s Excalibur Web product encountered a longer period between technological feasibility and the attainment of commercial availability and as a result, the Company began capitalizing software development costs related to

Excalibur during the first quarter of fiscal year 2006 and continued to do so until such time as “commercial availability” was determined. Total costs capitalized in connection with the Excalibur product were $8.1 million. Amortization of previously capitalized software development costs for this offering commenced on November 1, 2005 and was to continue over a twenty-four month period. During the third quarter of fiscal year 2007, due to the lack of revenues generated to date and the loss of a significant potential contract during that quarter, the Company performed an impairment analysis on the assets associated with the Excalibur product. The result of the net realizable value analysis performed for the Excalibur product over the next three fiscal years revealed that the carrying value of the assets directly associated with the Excalibur product was impaired. As a result an impairment charge of $4.1 million equal to the unamortized balance of the related capitalized research and development costs was recorded in the third quarter of the current fiscal year. See Note 3 for additional information related to impairment charges. Discovery achieved technological feasibility in the third quarter of fiscal 2007 As a derivative product of Excalibur, the development costs for Discovery that would otherwise be capitalized under SFAS 86 were impaired, and accordingly, have been expensed as incurred.

Advertising

Advertising costs are expensed as incurred and included with sales and marketing in the consolidated statements of operations and comprehensive loss. The Company incurred approximately $28,000, $55,000 and $197,000 in advertising costs for the years ended January 31, 2007, 2006 and 2005, respectively.

Stock-based Compensation

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

The Company has elected the modified–prospective transition method as permitted by SFAS 123(R). The consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of the adoption of SFAS 123(R). The modified –prospective transition method requires that stock-based compensation expense be recorded for all new grants and to the unvested portion of grants that were outstanding and unvested and ultimately expected to vest as the requisite service is rendered beginning of February 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense for awards granted prior to February 1, 2006 is based on the grant date fair value as determined under the pro forma provisions of SFAS 123. During the fiscal year ended January 31, 2007 the Company has recorded an incremental $4.9 million of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of January 31, 2007, a total of $15.9 million of unrecognized compensation cost related to stock options are expected to be recognized over a weighted average period of 2.7 years.

Prior to the adoption of SFAS 123 (R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic method prescribed by APB No.25. The Company applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock –Based Compensation- Transition and Disclosure, as if the fair-value based method had been applied in measuring compensation expense. Under APB No.

25, when the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made under the respective plans in fiscal years 2006 and 2005 consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below.

	2006	2005

Net loss, as reported	$(14,261)	$(19,820)
Stock-based compensation, as reported	1,419	1,416
Total stock-based compensation determined under fair value based method for all awards	(5,539)	(10,406)

Pro forma net loss	$(18,381)	$(28,810)

Basic and diluted net loss per common share, as reported	($0.33)	($0.56)
Basic and diluted net loss per common share, pro forma	($0.43)	($0.81)

The pro forma net loss after applying the provisions of SFAS No. 123 is not necessarily representative of the effects on reported net loss for future years due to, among other things, vesting period of the stock options and the fair value of additional options in future years.

Further information regarding stock-based compensation can be found in Note 13 of these Consolidated Financial Statements.

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

Translation of Foreign Financial Statements

The functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and non-monetary assets and liabilities are remeasured at historical rates. Revenues and expenses are translated at average rates for the period. In accordance with Statement of Financial Accounting Standards No. 52, foreign currency translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses arise from the remeasurement of certain transactions denominated in a nonfunctional currency to the functional currency and are a component of operating expenses. Foreign currency transaction (losses) gains were approximately ($336,000), 39,000, and $81,000 for the years ended January 31, 2007, 2006, and 2005, respectively.

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

Valuation Accounts (in thousands):

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Uncollectible Accounts Written Off, Net of Recoveries	Balance at End of Period

Year Ended January 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$218	$143	$6	$367

Year Ended January 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$537	$(10)	$(309)	$218

Year Ended January 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,793	$(401)	$(855)	$537

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

Restricted Cash

As of January 31, 2007 the Company has certificates of deposit of $71,000 and $450,000, which are pledged to collateralize letters of credit required for leased facilities. The certificate of deposit for $71,000 is pledged as collateral for a lease expiring in December 2007 and is designated as restricted cash on the consolidated balance sheet. The certificate of deposit for $450,000, which is pledged to a lease commitment through February 2010, is included with Other assets on the consolidated balance sheet. As of January 31, 2006 the Company had the certificate of deposit of $71,000 only.

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes at the tax rates expected to be in effect when the differences reverse. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a full valuation allowance against its net deferred tax assets as of January 31, 2007.

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

Goodwill and Other Intangible Assets

Convera’s prior acquisitions of other companies resulted in the acquisition of certain intangible assets and goodwill. Goodwill resulting from such acquisitions is associated with the Company’s core software products segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the impairment of goodwill is assessed on an annual basis or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value. This assessment is performed by comparing the market value of the Company’s reporting units the carrying amount of the reporting unit’s net assets, including goodwill. If the market value exceeds the carrying amount of the reporting unit’s net assets, impairment of goodwill does not exist. If the market value is less than the carrying amount of the reporting unit’s net assets, the Company will perform further analysis and may be required to record an impairment. The Company continues to amortize intangible assets that are deemed to have a finite useful life, and amortization is being expensed on a straight-line basis over the periods estimated to benefit. Acquired developed technology is being amortized on a straight-line basis over five years. There were no goodwill impairment charges required in fiscal year 2007 or 2006.

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

Impairment of Long-Lived Assets

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company’s assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment. During the quarter ended October 31, 2006, the Company determined that certain assets used to host its Excalibur product were impaired and recorded an impairment charge of $2.3 million during the quarter ended October 31, 2006. See Note 3 for additional information related to impairment charges.

Reclassifications

Certain amounts presented in the prior year’s financial statements have been reclassified to conform to the fiscal year 2007 presentation.

Other Income

For the fiscal year ended January 31, 2007 other income consisted of $2.4 million of net interest income offset by interest expense of $154,000. For fiscal year 2006 other income consisted of $908,000 of net interest income offset by interest expense of $306,000. In fiscal year 2005 other income consisted entirely of net interest income of $175,000.

Recent Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for the Company for the fiscal year ended January 31, 2007. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In the first quarter of 2006, the Company adopted SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company’s Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

(3)	IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended October 31, 2006, management made the determination that, due to the lack of revenues generated to date and the loss of a significant potential contract, the asset group related to its web hosting product, Excalibur, may be impaired. The Company’s asset group includes capitalized software development costs and computer equipment used to host Excalibur as well as prepaid royalties and prepaid maintenance contracts supporting Excalibur.

The Company analyzed the recoverability of the capitalized software development as required by SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, This analysis concluded that the estimated future gross revenues, as reduced by the costs associated with generating such revenues, were insufficient to recover the capitalized cost and, accordingly the Company recognized an impairment charge on those capitalized costs of $4.1 million in the third quarter of the current fiscal year.

The Company then analyzed the recoverability of the remaining asset group, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This analysis concluded an impairment existed as the carrying value of the asset group directly associated with the Excalibur web product was no longer fully recoverable when compared to the estimated remaining future cash flows. The estimated fair value of the computer equipment, primarily servers and network routers, was derived using a third-party appraisal, adjusted for certain factors deemed appropriate by management, such as the marketability of certain brands of equipment on the open market and projected discounts that would be provided in the course of any ordinary sale of the assets to a third party. As a result, an impairment charge of $1.9 million, to write down the computer equipment to its estimated fair value, was recorded in the third quarter of the current fiscal year. The remainder of the asset group, prepaid royalties and prepaid maintenance contracts, have no alternative use and were, therefore, deemed to have no value. Accordingly, an additional $0.4 million impairment charge was taken in the third quarter of fiscal 2007 to write off those remaining assets.

In conjunction with the fair value determination, the Company extended the estimate of the useful life of the computer hardware used to support Excalibur, (which is depreciated on a straight-line basis) from three to four years. This change in estimate resulted from an evaluation of the life cycle of the computer hardware used to support Excalibur and the Company’s conclusion that these assets will have a longer life than previously estimated. The Company believes the change in estimate more accurately reflects the productive life of these assets. In accordance with SFAS No. 154, the change in life has been accounted for as a change in accounting estimate on a prospective basis from November 1, 2006. The impact of this change in estimate on future periods is expected to result in depreciation expense of $1 million for the year ended January 31, 2008, $1 million for the year ended January 31, 2009 and $789,000 for the year ended January 31, 2010 for this computer hardware used to support Excalibur.

The Company has recorded the aggregate impairment loss of $6.4 million for the capitalized software development cost, computer equipment and the remaining asset group within the line item, “Impairment of capitalized software development cost, equipment and prepaid expenses”, in the three and nine months ended October 31, 2006 “Condensed Consolidated Statements of Operations and Comprehensive Loss.”

(4)	RESTRUCTURING CHARGES

In fiscal year 2005, the Company completed a re-alignment of its operational infrastructure started in fiscal year 2004, with a restructuring plan composed entirely of workforce reductions. As a result of these restructuring programs, in conformity with SEC Staff Accounting Bulletin (SAB) No. 100, Restructuring and Impairment Charges, and EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs incurred in a Restructuring, the Company recorded restructuring charges during the year ended January 31, 2005.

Workforce Reductions

In connection with the restructuring programs in fiscal year 2005, the Company reduced its workforce by 77 employees worldwide, including 17 individuals from the professional services group, 23 from engineering, 22 from sales, 8 from marketing and 7 from the general and administrative group. During the fiscal year ended January 31, 2005, the Company recorded restructuring charges related to terminated employee severance costs of $1.1 million offset by the reversal of previous restructuring programs of $137,000. During the year ended January 31, 2006, the Company recorded a credit adjustment to previous restructuring programs of $57,000.

Restructuring costs and adjustments recorded are summarized as follows (in thousands):

	Year Ended January 31,
	2006	2005

Employee termination costs	$—	$1,081
Change in estimates and assumptions	(57)	(137)

Total	$(57)	$944

The Company paid an aggregate of approximately $776 and $1,616 against the restructuring reserve in the fiscal years ended January 31, 2006 and 2005, respectively. As of January 31, 2006 all restructuring obligations were fully settled.

(5)	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consist of the following as of January 31, (in thousands):

	2007	2006

Billed	$3,219	$4,215
Unbilled	171	367

	3,390	4,582
Less: allowance for doubtful accounts	(367)	(218)

	$3,023	$4,364

The unbilled total represents the recognized sales value of performance and such amounts that had not been billed and were not billable to customers as of the balance sheet date. The billing is customarily determined by the delivery of milestones as set forth in the contract. The unbilled total at January 31, 2007 is expected to be billed and collected within a year.

(6)	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at January 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Computer equipment	$15,229	$21,407
Office furniture	2,949	2,831
Leasehold improvements	597	597

	18,775	24,835
Less accumulated depreciation	(14,847)	(15,683)

	$3,928	$9,152

Equipment and leasehold improvements are recorded at cost. Depreciation is calculated on the straight-line method over three years for computer equipment, five years for office furniture and over the shorter of the depreciable life or the life of the related lease for leasehold improvements. Depreciation expense for fiscal years 2007, 2006 and 2005 was $3.7 million, $2.9 million, and $1.6 million, respectively.

(7)	CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The following table summarizes activity related to capitalized software development costs for the fiscal years ended January 31, 2007 and 2006 (in thousands):

	2007	2006

Beginning balance	$7,102	$—
Capitalized	—	8,114
Amortized	(3,045)	(1,012)
Impairment charge	(4,057)	—

Ending balance	$—	$7,102

(8)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other acquisition-related intangibles at fiscal year ends were as follows (in thousands):

	2007	2006

Goodwill	$2,275	$2,275

Developed technologies	$1,346	$1,346
Less accumulated amortization	(1,318)	(1,049)

	$28	$297

Amortization expense for fiscal years 2007, 2006 and 2005 was $269, $269 and $269, respectively. The intangible assets subject to amortization will be fully amortized in fiscal year 2008.

(9)	ACCRUED EXPENSES

Accrued expenses at January 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Accrued payroll and bonuses	$1,630	$1,325
Accrued audit and accounting fees	556	207
Other	494	1,148

	$2,680	$2,680

(10)	INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of (in thousands):

	For the Fiscal Years Ended January 31,

	2007		2006		2005

Federal benefit at statutory rate	$(15,013)	(35)%	$(4,300)	(35)%	$(6,937)	(35)%
Effect of:
State benefits, net of federal benefits	(1,287)	(2)	(369)	(3)	(595)	(3)
Expiration of NOL carryforward	1,871	4	1,168	10	621	3
Effect of stock options	438	1	(4,582)	(37)	(12)	0
Other	(1,139)	(3)	(569)	(5)	657	3
Valuation allowance	15,130	35	8,652	70	6,266	32

Net deferred tax assets	$—	0%	$—	0%	$—	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s net deferred tax assets at January 31, 2007 and 2006 were as follows:

	2007	2006

Deferred tax assets:
Net operating loss carryforwards, not yet utilized	$78,382	$70,720
Capitalized research & development costs	20,866	14,576
Stock Compensation	2,101	813
Deferred revenue	1,173	1,262
Other	191	214

Total deferred tax assets	102,714	87,585
Valuation allowance	(102,714)	(87,585)

Net deferred tax assets	$—	$—

At January 31, 2007, the Company had net operating loss carryforwards (“NOLs”) of approximately $205 million that are expiring now and continue at various dates through fiscal year 2026. The use of these NOLS may be limited by Section 382 of the Internal Revenue Code as a result of the Combination or other equity transactions. Approximately $28.1 million of the NOLs relate to stock option exercises, and $18.8 million and $1.9 million relate to UK and Canada operations, respectively. The tax benefit associated with the stock option exercises will be credited to equity when and if realized.

As of January 31, 2007, the Company’s deferred tax assets exceeded the deferred tax liabilities. As the Company has not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

(11)	CAPITALIZATION

The authorized capital stock of Convera consists of 100 million shares of Class A voting common stock, par value $0.01 per share, 40 million shares of Class B non-voting common stock, par value $0.01 per share, and five million shares of cumulative convertible preferred stock, par value $0.01 per share.

On February 28, 2006, the Company completed a private placement of 5,103,333 newly-issued shares of common stock to a group of institutional investors resulting in net proceeds of approximately $36.7 million. The shares were sold at a price of $7.50 per share, which represented a 6.58% discount to the Company’s trailing 10-day average closing price preceding the date of Board approval. Allen & Company LLC, a company affiliated with the majority shareholder, acted as placement agent for the private placement and was paid a commission of $1.5 million or 4%. Concurrent with this private placement, the Company retired the Silicon Valley Bank term loan facility. The remaining balance of the private placement proceeds, which totaled approximately $31.6 million are to be used for general corporate purposes, including the Excalibur Web product.

In the second quarter of fiscal year 2006, the Company completed a private placement of 6,555,556 newly issued shares of its Class A common stock to two investors. The Company sold 5,555,556 shares directly to the Legg Mason Opportunity Trust at a purchase price of $4.50 per share. The remaining 1 million shares were purchased by an affiliate of Herbert A. Allen, a significant stockholder and director of the Company, at a purchase price of $4.84 per share. Net proceeds to the Company of approximately $28.8 million were and will continue to be used for the continued funding of activities related to the Excalibur Web product and for general corporate purposes. Allen & Company LLC, a company affiliated with the majority shareholder, acted as placement agent for the private placement and was paid a commission of 4% on the shares purchased directly by the Legg Mason Opportunity Trust.

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

No shares of the Company’s Class B common stock are issued or outstanding at January 31, 2007.

(12)	NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share (in thousands except per share data):

	For the Fiscal Years Ended January 31,

	2007	2006	2005

Numerator:
Net loss	$(44,827)	$(14,261)	$(19,820)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	52,221,644	43,088,677	35,432,754

Basic and diluted net loss per common share	$(0.86)	$(0.33)	$(0.56)

Using the treasury stock method the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	For the Fiscal Years Ended January 31,

	2007	2006	2005

Stock options	463,564	3,761,226	712,682
Deferred stock	731,525	616,613	182,597

(13)	EMPLOYEE BENEFIT PLANS

The Convera 2000 Stock Option Plan authorizes the granting of stock options and other forms of incentive compensation to purchase up to 14.25 million shares of the Company’s Class A common stock in order to attract, retain and reward key employees. In addition, at the closing of the Combination, Convera assumed Excalibur’s existing stock option plans. The various plans are administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options and other stock based compensation pursuant to the plans and the terms and option exercise prices of the stock options. Of the total number of shares authorized for stock based compensation, options or warrants to purchase 9,222,546 shares and 890,000 deferred shares were outstanding as of January 31, 2007. The Company had a total of 1,919,244 shares of Class A common stock reserved for the issuance of warrants, deferred shares and options under the plans as of January 31, 2007.

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

The following table summarizes the Company’s activity for all of its stock option awards:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding, January 31, 2006	8,495,022	$5.25
Granted	2,107,500	5.29
Exercised	(461,455)	3.58
Forfeited	(792,839)	5.32
Expired	(125,682)	13.48

Outstanding, January 31, 2007	9,222,546	$5.23	6.96	$1,221

Vested or expected to vest	8,905,937	$5.22	.65	$1,183

Exercisable, January 31, 2007	4,892,098	$5.03	5.39	$483

The total intrinsic value of options exercised during the years ended January 31, 2007, 2006, and 2005 was $1.7 million, $11.8 million, and $226,000, respectively.

Cash received from option exercises under all share-based arrangements for the years ended January 31, 2007, 2006, and 2005 was $1.7 million, $9.7 million, and $1.8 million, respectively. The Company has a policy of issuing new shares to satisfy share option exercises.

The following table summarizes additional information about stock options outstanding at January 31, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$1.70 to $ 4.25	1,625,416	6.92 years	$3.00	943,814	$3.32
$4.38 to $ 4.38	2,259,663	3.86	4.38	2,258,847	4.38
$4.40 to $ 4.70	2,284,378	8.98	4.66	458,463	4.69
$4.71 to $ 6.24	2,024,599	8.31	5.07	742,481	4.81
$6.25 to $46.06	1,028,490	6.68	12.20	488,493	12.04

	9,222,546	6.96 years	$5.23	4,892,098	$5.03

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

As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the year ended January 31, 2007 has been reduced for estimated forfeitures. When estimating forfeiture rates, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures across two employee classes. Class 1 was comprised of senior management; Class 2 included all other employees. As such, the forfeiture rate used in the computation of stock option expense for the year ended January 31, 2007 was 1.2% for Class 1 and 10% for Class 2. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized net of awards expected to be forfeited.

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. The following table shows the assumptions used for the grants that occurred in each fiscal year.

For the year ended January 31,	2007	2006	2005

Expected term of stock options	6.14 years	5 years	5 years
Expected volatility	62%	80%	90%
Risk free interest rates	4.6% to 5.0%	3.9% to 4.4%	3.1% to 3.8%
Dividend yield	None	None	None

Weighted average grant date fair value of options granted during the period	$3.29	$4.40	$3.20

The impact on the Company’s results of operations of recording stock-based compensation related to stock options and the ESPP for the fiscal year ended January 31, 2007 was as follows (in thousands):

Fiscal Year Ended January 31, 2007

Cost of revenues	$343
Sales and marketing	643
Research and product development	1,510
General and administrative	2,436

$4,932

Deferred Stock Compensation Plan

Beginning in fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several senior officers of the Company have been awarded shares of deferred stock with varying vesting provisions. Pursuant to a May 2003 deferred stock agreement as amended in May 2004, Mr. Condo was awarded 600,000 deferred shares of the Company’s common stock. Under the amended agreement, 150,000 shares of common stock vest on each consecutive one-year anniversary of the date of grant as long as Mr. Condo remains continuously employed with the Company through such vesting date. Notwithstanding such vesting schedule, all of the deferred shares will vest on the earlier occurrence of Mr. Condo’s termination of employment without cause, death or disability or a change of control of the Company. In accordance with the terms of the amended deferred stock agreement, tranches totaling 150,000 shares each have vested in each of the past three fiscal years. On each of these vest dates the Company withheld 48,675 of the shares at a cost of approximately $121,000, $225,000, and $365,000 respectively, to fulfill Mr. Condo’s tax obligation with respect to the award. Compensation cost for Mr. Condo’s stock award is expensed on a straight-line basis over the four-year vesting period. Deferred stock granted in January 2004, which is held by several senior officers, has a five-year cliff vesting provision, or vests immediately upon a change in control. Compensation cost for the awards granted in January 2004 is expensed on a straight-line basis over the five-year vesting period. In November 2005 an additional 200,000 shares of deferred stock were awarded to another senior officer. This grant also carries a five-year cliff vesting provision, or vest immediately upon a change in control followed (a) by the officer’s continuous employment for a period of 12 months or (b) within 12 months by a termination of employment without cause, or a substantial diminution of the officer’s duties and responsibilities compared to that immediately prior to the change of control. In January 2007, upon the termination of this officer and in accordance with his separation agreement, 160,000 shares of deferred stock were cancelled. Compensation expense, net of reversals for terminated employees, recorded by the Company in fiscal year 2007 was $1.9 million. Compensation expense of $1.4 million and $440,000 is included in general and administrative costs and research and development costs, respectively, in the accompanying consolidated statements of operations and comprehensive loss. As of January 31, 2007, an aggregate of 890,000 shares of deferred stock were outstanding. The following table summarized the deferred stock compensation plans as of January 31, 2007.

Deferred Stock Plan Shares	Shares	Weighted- Average Grant- Date Fair Value

Nonvested at February 1, 2006	1,200,000	$6.43
Granted	—	—
Vested	(150,000)	4.37
Forfeited	(160,000)	12.76

Nonvested at January 31, 2007	890,000	$5.64

As of January 31, 2007, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Deferred Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended January 31, 2007, 2006, and 2005, was $656,000, $656,000, and $656,000, respectively.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan (“ESPP”) was established for all active employees and provided participating employees the right to purchase common stock each plan quarter at a purchase price equal to the lesser of 85% of the closing price on the date of purchase or 85% of the closing price on the date of grant. Payment for the shares was facilitated through authorized payroll deductions of up to 10% of eligible annual compensation. As of July 1, 2006 the employee stock purchase plan was discontinued.

During the fourth quarter of the fiscal year ended January 31, 2002, the Convera shareholders approved an amendment to the ESPP authorizing an additional 1,000,000 shares to be reserved for issuance under the plan. These shares were included as treasury stock as of January 31, 2002 and are released from the treasury as employees purchase the shares through the ESPP. During the fiscal years 2007, 2006 and 2005 there were 17,798, 52,055 and 86,849 shares purchased by the employees, respectively, leaving 656,555 shares in treasury as of January 31, 2007.

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

For the fiscal years ended January 31, 2007, 2006 and 2005, the Company contributed approximately $421, $424 and $483, respectively, to the employee savings plan.

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

The modified award was valued using the Black-Scholes model using current year valuation assumptions with the exception of the expected term. In this case, because the vesting and exercise date of September 11, 2006 was known, an expected term of 45 days or 0.12 years was used. Based on these valuation inputs the valuation of the modified option grants was $155,000 compared to a valuation of $163,000 for the valuation of the original grants. As a result there is no incremental cost to the valuation of the modified shares. However, because the term of the modified award expired in the third quarter of the current fiscal year, the entire remaining expense related to the modified options was taken in fiscal year 2007.

(14)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations using leased facilities. The leases terminate at various dates through fiscal year 2011 with options to renew. Certain leases provide for scheduled rent increases and obligate the Company to pay shared portions of the operating expenses such as taxes, maintenance and repair costs. The Company also has operating leases for equipment that is included in the figures below. Future minimum rental payments under non-cancelable operating leases as of January 31, 2007 are as follows (in thousands):

Year Ending January 31,

2008	$1,499
2009	907
2010	742
2011	56
2012 and beyond	—

$3,204

Total rental expense under operating leases was approximately $1.6 million, $1.8 million, and $2.7 million for fiscal years 2007, 2006 and 2005, respectively.

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

In July 2006, the Company filed a motion for summary judgment, seeking dismissal of all claims made by DSMCi in the U.S. District Court.

On March 27, 2007, the U.S. District Court partially granted the Company’s motion for summary judgment. The Company’s motion for dismissal of the claims of misappropriation of DSMCi trade secrets and copyright infringement were both denied, however, the motions for dismissal of all claims of civil conspiracy leveled against the Company by DSMCi, were granted. The Court also affirmed that Convera is entitled to set off the full amount of DSMCi’s settlement of the NTGL claim against any damages awarded in trial.

The U.S. District Court issued a pretrial order directing the parties to file a joint pre trial statement by May 15, 2007, in preparation for trial, which is presently expected to be scheduled to commence in the fall of 2007.

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

(15)	SEGMENT REPORTING

The Company is engaged in the design, development, marketing and support of search, retrieval and categorization solutions. All of the Company’s revenues result from the sale of the Company’s software products and related services for all fiscal years presented. In fiscal year 2005, the Company commenced this development effort that resulted in the Excalibur product which became commercially available product during fiscal year 2006. Accordingly the Company considered itself to have two reportable segments beginning as of and for the period ended January 31, 2005. These segments are the license, implementation and support of its enterprise search business (e.g., RetrievalWare) and its Web indexing segment (e.g. Excalibur). The Company continued to report segmented information throughout fiscal 2006 for these two segments. Beginning in fiscal year 2007, the Company consolidated the resources of both product offerings and considered itself to have one reportable segment. The consolidation of these two segments resulted from the majority of the customer products for Excalibur being the existing federal and commercial customer base for RetrievalWare. After the launch of the first Excalibur B2B publisher site in November 2006, the customer prospects and sales pipeline for Excalibur became increasingly diverted from the federal and commercial customer base of RetrievalWare to B2B publishers. Accordingly the Company reevaluated its single segment presentation and reinstated the segmentation of the enterprise search and web indexing segment.

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

The following table contains selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals for the years ended January 31, 2007, 2006 and 2005 (in thousands):

	Enterprise Search (RetrievalWare)	Web Indexing (Excalibur)	Corporate and Other	Consolidated

Fiscal 2007
Revenues	$16,402	$269	$—	$16,671
Depreciation	178	3,143	409	3,730
Amortization of capitalized research and development costs	—	3,045	—	3,045
Impairment of capitalized research and development costs, equipment and prepaid expenses	—	6,407	—	6,407
Total expenses	8,742	28,350	26,673	63,765
Net operating gain (loss)	7,660	(28,081)	(26,673)	(47,094)
Other income, net	—	—	2,267	2,267
Net gain (loss) before income taxes	7,660	(28,081)	(24,406)	(44,827)
Income tax benefit	—	—	—	—

Net gain (loss)	$7,660	$(28,081)	$(24,406)	$(44,827)

Fiscal 2006
Revenues	$20,988	$20	$—	$21,008
Depreciation[1]	333	863	312	1,508
Amortization of capitalized research and development costs	—	1,012	—	1,012
Restructuring	—	—	—	—
Total expenses	11,037	5,531	19,303	35,871
Net operating gain (loss)	9,951	(5,511)	(19,303)	(14,863)
Other income, net	—	—	602	602
Net gain (loss) before income taxes	9,951	(5,511)	(18,701)	(14,261)
Income tax benefit	—	—	—	—

Net gain (loss)	$9,951	$(5,511)	$(18,701)	$(14,261)

Fiscal 2005
Revenues	$25,698	$—	$—	$25,698
Depreciation	654	400	530	1,584
Restructuring	944	—	—	944
Total expenses	17,289	4,164	24,240	45,693
Net operating gain (loss)	8,409	(4,164)	(24,240)	(19,995)
Other income, net	—	—	175	175
Net gain (loss) before income taxes	8,409	(4,164)	(24,065)	(19,820)
Income tax benefit	—	—	—	—

Net gain (loss)	$8,409	$(4,164)	$(24,065)	$(19,820)

(1) Additional depreciation expense of $1,396 for the Web Indexing segment is included with capitalized research and product development cost on the accompanying balance sheet.

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

The following table reconciles each segments total assets to the Company’s consolidated total assets for the years ended January 31, 2007 and 2006 (in thousands):

	Fiscal Years Ended January 31,

	2007	2006

Enterprise Search Products (RetrievalWare)
Equipment and leasehold improvements, net of accumulated depreciation	$141	$247
Goodwill	2,275	2,275
All other assets	3,833	6,094

Total assets for segment	$6,249	$8,616

Web Indexing (Excalibur)
Equipment and leasehold improvements, net of accumulated depreciation	$3,344	$8,234
Capitalized research and product development costs	—	7,102
All other assets	172	761

Total assets for segment	$3,516	$16,097

Reconciliation to Consolidated total assets
Total assets – both reporting segments	$9,765	$24,713
Cash – unallocated	47,433	37,741
Equipment and leasehold improvements, net of accumulated depreciation – unallocated	443	671
All other assets – unallocated	1,640	1,092

Total assets – consolidated	$59,281	$64,217

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area (in thousands):

	Fiscal Years Ended January 31,

	2007	2006	2005

Sales to customers:
United States	$11,299	$15,767	$18,171
United Kingdom	5,357	4,472	6,608
All Other	15	769	919

	$16,671	$21,008	$25,698

Long-lived assets:
United States	$6,846	$18,983	$9,350
All Other	146	661	187

	$6,992	$19,644	$9,537

Major Customers

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $9.5 million, $11.3 million and $11.6 million, respectively, in the fiscal years ended January 31, 2007, 2006 and 2005. These revenues, expressed as a percentage of total revenues for each such fiscal year, were approximately 57%, 54% and 45%, respectively. For the fiscal year ended January 31, 2007 there were no individual customers that accounted for more than 10% of the Company’s total revenues. For the fiscal year ended January 31, 2006 one customer accounted for approximately $3.0 million or 14% of the Company’s total revenues. One reseller customer accounted for approximately $4.3 million or 17% of the Company’s total revenues for the fiscal year ended January 31, 2005. In both years the revenue was part of the Enterprise Search (RetrievalWare) segment.

(16)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands):

	For the Fiscal Years Ended January 31,

	2007	2006	2005

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Stock options exercised under deferred compensation arrangements	$365	$225	$121
Cash paid for interest	$154	$306	$—

(17)	SELECTED QUARTERLY INFORMATION (UNAUDITED) (Amounts in thousands except per share data.)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2007:
Revenues	$4,668	$3,312	$5,935	$2,756
Amortization of capitalized research and product development costs	(1,014)	(1,016)	(1,016)	—
Impairment of capitalized research & development costs, equipment and prepaid expenses	—	—	(6,407)	—
Operating loss	(10,389)	(11,711)	(14,655)	(10,339)
Other income	373	649	643	602
Net loss	(10,016)	(11,062)	(14,012)	(9,737)

Basic and diluted loss per common share	$(0.20)	$(0.21)	$(0.27)	$(0.18)

2006:
Revenues	$5,078	$7,804	$4,512	$3,613
Operating loss	(2,495)	(100)	(2,732)	(9,536)
Restructuring charges	(56)	—	(1)	—
Other income	—	—	—	—
Net loss	(2,469)	(25)	(2,491)	(9,276)

Basic and diluted loss per common share	$(0.06)	$(0.00)	$(0.05)	$(0.20)

(18)	LONG-TERM DEBT

On March 23, 2005 the Company secured a $5 million term loan from Silicon Valley Bank (“SVB”), the primary subsidiary of Silicon Valley Bancshares (NASDAQ: SIVB). The four-year, term facility was secured to provide financing for capital purchases including those for the Excalibur Web product. The loan incurred interest at 7% per annum and was secured by a first lien on all corporate assets, excluding intellectual property. During the fiscal years ended January 31, 2007 and 2006 the Company recorded interest expense of approximately $154,000 and $306,000, respectively. The Company retired this facility on February 28, 2006.

(19)	SUBSEQUENT EVENTS

On March 31, 2007, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with FAST Search & Transfer, Inc (“FAST”), to sell the assets used exclusively in the Company’s RetrievalWare enterprise search business and provide a perpetual royalty free license to certain RetrievalWare intellectual property for a total of $23 million in cash, subject to adjustment for changes to working capital, FAST will also assume certain liabilities and obligations of the RetrievalWare business. The Company executed the sale of the RetrievalWare business to focus its attention and resources on the development and growth of its Excalibur vertical search business. The sale of the RetrievalWare business is expected to close during the second quarter of fiscal 2008.

The Company determined that the plan of sale criterion set forth in FAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” were met on this transaction date and the assets and liabilities of the RetrievalWare business to be disposed will commence to be classified as “held for sale” at this date and until the transaction closes.

The assets and liability pool sold to FAST in this transaction is a components of the Enterprise Search segment as discussed in Note 15, Segment Reporting., the balances of these assets are as follows (amounts in 000’s):

	January 31,

	2007	2006

Assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance	2,694	4,364
Prepaid expenses and other	740	609

Current assets	3,434	4,973

Equipment	214	269
Goodwill	2,275	2,275
Other assets	199	751

Assets	$6,122	$8,267

Liabilities & enterprise equity
Accounts payable	$—	$—
Accrued expenses	490	834
Deferred revenue	3,265	4,177

Current liabilities	3,754	5,011

Net enterprise equity	$2,368	$3,256

All RetrievalWare assets and liabilities listed above are stated at fair value less the costs to sell these components of the asset pool. Equipment reflects a $22,000 charge to write the assets down from carrying value to fair value less costs to sell.

The revenues and pre-tax profits generated by the RetrievalWare business being sold to FAST for the years ended January 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended January 31,

	2007	2006	2005

Revenues	$16,402	$20,988	$25,698

Pre tax profit	$696	$5,403	$540

The Transaction is subject to a number of customary closing conditions, including the Company’s receipt of a fairness opinion from its independent financial advisor that the consideration to be received by the Company in connection with the Transaction is fair to the Company from a financial point of view.