Form 10-Q
period 2007-04-30
CONVERA CORP
filed 2007-06-18
CIK 1125536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

The number of shares outstanding of the registrant's Class A common stock as June 12, 2007 was 53,198,821

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2007

PART I. FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	April 30, 2007 (Unaudited)	January 31, 2007 (Unaudited
Current Assets:
Cash and cash equivalents	$41,540	$47,433
Restricted Cash	71	71
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	337	170
Prepaid expenses and other	1,425	1,022
Assets held for sale	6,709	6,281
Total current assets	50,082	54,977

Equipment and leasehold improvements, net of accumulated depreciation of $10,112 and $9,705, respectively	6,618	3,714
Other assets	730	590
Total assets	$57,430	$59,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,299	$1,837
Accrued expenses	2,924	2,190
Deferred revenues	641	726
Liabilities held for sale	3,953	3,431
Total current liabilities	13,817	8,184

Other accrued liabilities-long term	128	-
Total liabilities	13,945	8,184

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 53,685,612 and 53,469,299 shares issued, respectively; 53,029,057 and 52,812,744 shares outstanding, respectively	536	535
Treasury stock at cost, 656,555 and 656,555 shares, respectively	(1,517)	(1,517)
Additional paid-in-capital	1,169,090	1,168,907
Accumulated deficit	(1,123,076)	(1,115,533)
Accumulated other comprehensive loss	(1,548)	(1,295)
Total shareholders' equity	43,485	51,097
Total liabilities and shareholders' equity	$57,430	$59,281

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended April 30,
	2007	2006

Revenues:
Hosted services	$324	$20

Expenses:
Cost of revenues	1,933	1,916
Sales and marketing	1,019	1,076
Research and product development	1,289	3,014
General and administrative	4,323	3,983
Amortization of capitalized research and development costs	-	1,014
	8,564	11,003
Operating loss	(8,240)	(10,983)

Other income, net	491	373
Loss from continuing operations	$(7,749)	$(10,610)

Income from discontinued operations	206	594
Net loss	$(7,543)	$(10,016)

Basic and diluted net income (loss) income per common share
Continuing operations	($0.15)	$(0.21)
Discontinued Operations	0.01	0.01
Basic and diluted loss per common share	$(0.14)	$(0.20)

Weighted-average number of common shares outstanding - basic and diluted	52,901,035	50,773,206

Other comprehensive loss:
Net loss	(7,543)	(10,016)
Foreign currency translation adjustment	(253)	(73)
Comprehensive loss	$(7,796)	$(10,089)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the three months ended April 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss from continuing operations	$(7,749)	$(10,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	2,068
Provision for doubtful accounts	-	(6)
Stock-based compensation	(386)	1,472
Changes in operating assets and liabilities:
Accounts receivable	(144)	47
Prepaid expenses and other assets	(334)	437
Accounts payable, accrued expenses and accrued bonuses	1,698	472
Deferred revenues	(140)	69
Net cash used in operating activities from continuing operations	(6,634)	(6,051)
Net cash provided by (used in) operating activities from discontinued operations	505	(52)
Net cash used in operating activities	(6,129)	(6,103)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(24)	(101)
Net cash used in investing activities from continuing operations	(24)	(101)
Net cash used in investing activities from discontinued operations	(4)	(53)
Net cash used in investing activities	(28)	(154)

Cash Flows from Financing Activities:
Repayment of long-term debt	-	(5,000)
Proceeds from the issuance of common stock, net	-	52
Proceeds from the private placement of stock, net	-	36,744
Proceeds from the exercise of stock options	400	726
Net cash provided by financing activities from continuing operations	400	32,522
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	400	32,522
Effect of Exchange Rate Changes on Cash	(136)	(82)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,893)	26,183
Cash and Cash Equivalents, beginning of period	47,433	37,741
Cash and Cash Equivalents, end of period	$41,540	$63,924
Non-cash Operating and Investing Activities
Payables for the acquisitions of equipment and other assets	$3,525	$-

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts expressed in thousands except share and per share data)

(1)     THE COMPANY

These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto as included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Convera Corporation (“Convera” or the “Company”) was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).

As of April 30, 2007 and 2006, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% and 43%, respectively, of the voting power of Convera.

On March 31, 2007, the Company agreed to sell the assets of its RetrievalWare business for $23.0 million in cash to Fast Search & Transfer (“FAST”). In conjunction with this transaction (the “Transaction”), FAST will assume certain obligations of the business and will retain certain employees serving its enterprise search customers. The Company anticipates that the closing of the Transaction will occur in the second quarter of fiscal 2008. Prior to the Transaction the Company was operating under two reportable segments, the enterprise search business (e.g., RetrievalWare) and its Web indexing segment (e.g. Excalibur). Concurrent with the agreement to sell the RetrievalWare business the remaining Excalibur Web indexing business is reported as a single segment. The assets and liabilities of the RetrievalWare business have been reported as “held for sale” on the accompanying Consolidated Balance Sheets. The operations of the RetrievalWare business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows. See further discussion in Note 3-Discontinued Operations.

With the commitment to sell the RetrievalWare business the Company’s principal source of revenue is provided through sales of its Excalibur vertical search services to the websites of publishers of trade business publications (B2B publishers). The first Excalibur supported vertical search site was launched into production in November 2006. As of April 30, 2007, there are a total of six Excalibur supported websites in production from four B2B publishers and a total of 25 vertical search websites in pilot phase awaiting launch. Under its agreements with the B2B publishers the Company receives a percentage of website advertising revenue (typically between 20% and 50% of net advertising revenues) or subscription fees or income based on the level of end user search queries. The Company can also generate professional services fees depending upon customer website customization requirements.

The B2B publisher market has thousands of printed periodicals that are distributed to industry professionals. Excalibur sales and marketing efforts are presently focused on the top 50 B2B publishers in the market. These publishers possess large, rapidly changing content portfolios in diverse formats and with multiple trade publication titles that reach a large number of end users. The Company contracts directly with leading B2B publishers in its Excalibur offering.

Excalibur provides B2B publishers with a more cost-effective way to accelerate the transition from providing periodical hard content in printed form to providing their content dynamically to viewers and participants of interactive on-line vertical communities. Excalibur delivers a vertical slice of the Web that is relevant for a particular vertical community, affording the professional users ready access to the most timely and relevant information to perform their work.

The Company expects additional revenue growth to be generated by the FAST Ad Momentum™ web advertising management platform (Ad platform) it licensed from FAST on March 31, 2007. This Ad platform is being integrated with Excalibur, and will enable publishers to directly manage and pursue search-based revenues for their websites. This Ad Platform is also expected to work as an additional marketing channel that will connect the publisher websites supported by Excalibur directly with the providers of advertising inventory, increasing the opportunities for the Excalibur supported sites to further increase their web advertising revenues and, therefore, accelerate the Company’s revenue growth.

During the three months ended April 30, 2007, management undertook actions to restructure the cost structure for its Excalibur business and to properly align the organization with the market and the Company’s business plan. The Company reduced headcount by approximately 38 individuals, principally in research and product development and closed facilities in Montreal, Canada and Lyon, France. In conjunction with this action to restructure costs and realign the business, the Company incurred costs of approximately $1.2 million including; one time severance costs of $0.8 million; estimated facility and other related closing costs of $0.4 million. See Note 10 for further information related to this restructuring effort.

The Company expects to continue to increase its investment in Excalibur and may also elect to seek additional funding sources for this effort. The Company may also elect to seek additional and/or alternative market segments for the Excalibur offering over the coming quarters.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses and achieve profitability; the ability of Excalibur to achieve market acceptance; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; the uncertainty of newly emerging technologies including Excalibur; continued success in technological advances and development; the delay or deferral of customer software implementations; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; reliance on third party hosting facilities for the Company’s Excalibur product; a dependence on international sales; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; the availability of additional capital financing on terms acceptable to the Company, if at all; and the present ownership structure of the Company which includes Allen Holdings Inc. and related parties who are able collectively to significantly influence the outcome of matters requiring a stockholder vote, such that other shareholders will not have an effective say in any such matters. Although management believes that its current cash position is sufficient to sustain operations through April 30, 2008, should cash needs dictate, additional cost saving measures could be enacted to conserve cash.

(2)     SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2007. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three month period ended April 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2008.

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

Revenue Recognition

The Company historically has derived revenue from selling: (1) software licenses, (2) providing training and professional services, (3) selling software maintenance and (4) providing hosted services. Revenue from the Company’s continuing operation, Excalibur, generally consists of hosted services and can include training and other professional services and advertising revenue shares. Revenue from the Company’s discontinued product line, RetrievalWare, generally consists of software license, training and professional services and software maintenance.

Continuing Operations - Excalibur Hosted Services

Excalibur hosted service revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”. The Company evaluates Excalibur hosted services arrangements that have multiple deliverables, in accordance with as Emerging Issues Task Force (“EITF”) Abstract Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”. Multiple deliverable arrangements that contain elements that do not qualify as separate units of accounting are recognized ratably over term of the hosting arrangement. Excalibur Hosted service agreements typically include advertising share revenue agreements, and may also include monthly contract minimum service fees. Monthly contract minimums and other hosting fees or set-up fees are recognized ratably over the term of the hosting agreement. Advertising share revenues are recognized when earned under the provisions of the hosting agreement. No advertising revenue has been recorded to date under any of the hosted services agreements, however, as additional publisher vertical sites are launched and hosted on the Company’s Excalibur product, the Company will become dependent on its publisher customers to provide timely and accurate reports of the web advertising revenue sold by the publisher on each of these sites to determine its revenue.

Discontinued Operations - Enterprise Search

The Company recognizes revenue for its RetrievalWare product in accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Software Revenue Recognition, with respect to certain transactions. All revenue is recognized net of sales tax. Software licenses are sold to customers as a permanent license (“perpetual license”) or as a license for a definitive period of time (“term license”). Historically the Company has not experienced significant returns or exchanges of its products.

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

Impairment of Long-Lived Assets

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company’s assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment. During the quarter ended April 30, 2007 the Company evaluated the assets associated with the discontinued RetrievalWare operations. This evaluation determined that the fair market value of these assets approximated their net book value and as such no impairment charge was recorded.

Research and Product Development Costs

Software development costs are included in research and product development and are expensed as incurred. Historically, the period between achieving technological feasibility and the general availability of the Company’s discontinued RetrievalWare software products has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its discontinued software product, that being the RetrievalWare product suite. The Company’s Excalibur Web product encountered a longer period between technological feasibility and the attainment of commercial availability and as a result, the Company began capitalizing software development costs related to Excalibur during the first quarter of fiscal year 2006 and continued to do so until such time as “commercial availability” was determined. Amortization of previously capitalized software development costs for this offering commenced on November 1, 2005 and was scheduled to continue over a twenty-four month period. During the three month period ended April 30, 2006 the Company recognized amortization expense of capitalized research and development costs of $1.0 million, which is included in continuing operations on the consolidated statements of operations and comprehensive loss. Based on the net realizable value analysis performed by the Company for the Excalibur product in the third quarter of fiscal year 2007 the Company did not expect to recover the carrying value of the assets directly associated with the Excalibur product. As a result the unamortized balance of the related capitalized research and development costs was written off in the third quarter of fiscal year 2007.

(3)     DISCONTINUED OPERATIONS

On March 31, 2007, the Company entered into an agreement to sell the assets and provide a perpetual royalty free license for certain intellectual property used exclusively in the Company’s RetrievalWare enterprise search business segment with FAST for a total of $23.0 million in cash, subject to adjustment for changes to working capital. FAST will also hire certain employees and assume certain liabilities and obligations of the RetrievalWare business in conjunction with this Transaction.

The Transaction is subject to a number of customary closing conditions, including among other things, the Company's receipt of a fairness opinion from its independent financial advisor that the consideration to be received by the Company in connection with the Transaction is fair to the Company from a financial point of view. The Company expects to meet all such conditions to close the Transaction during the Company’s second quarter of this fiscal year (fiscal 2008).

The Company executed the sale of the RetrievalWare business to allow management to focus its attention and resources on the development and growth of its emerging Excalibur vertical search business.

The assets and liabilities of the RetrievalWare Business have been accounted for as held for sale for all periods presented in accordance with the criterion established in Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company will not have a significant continuing involvement with the RetrievalWare business after the closing of the transaction and will not continue any significant active revenue or active cost-generating activities related to RetrievalWare. As part of the Transaction’s close, the Company expects to enter a transition services agreement under which the Company will be reimbursed for services rendered and expenses incurred related to the transfer of finance accounting and contracts functions of the RetrievalWare business to FAST. These transition services are not expected to be material to RetrievalWare cash flows. Therefore, in accordance with SFAS No. 144, the accompanying Consolidated Balance Sheets report the assets and liabilities of RetrievalWare as held for sale and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows report the operations and cash flows of RetrievalWare, as discontinued operations.

The following table presents the major classes of assets and liabilities of the RetrievalWare business reported as held for sale in the accompanying Consolidated Balance Sheets (amounts in 000’s):

	April 30, 2007	January 31, 2007
Assets of RetrievalWare held for sale:
Accounts receivable	$3,403	$2,853
Prepaid expenses and other	727	740
Equipment and leasehold improvements, net	203	214
Goodwill	2,275	2,275
Other assets	101	199
Assets held for sale	$6,709	$6,281

	April 30, 2007	January 31, 2007
Liabilities of RetrievalWare held for sale:
Accrued expenses	$474	$490
Deferred revenue	3,082	2,721
Long term liabilities	397	220
Liabilities held for sale	$3,953	$3,431

The amounts reported on the Consolidated Balance Sheet for January 31, 2007 have been reclassified from the amounts that were reported in the Company’s Form 10-K for its fiscal year then ended to reflect the presentation of discontinued operations.

The following table presents the summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations (amounts in 000’s):

	Three Months Ended April 30,
	2007	2006
Revenue	$3,183	$4,648
Expenses
Cost of revenues	1,053	1,201
Sales and marketing	663	1,734
Research and product development	1,137	1,005
General and administrative	124	114
Total expenses	2,977	4,054
Net Income from discontinued operations	$206	$594

Approximately 98.4% or $16.4 million of the $16.7 million of the Company’s total revenue for the fiscal year ended January 31, 2007 was derived from RetrievalWare. The closing of the sale of RetrievalWare will in the short term substantially reduce the Company’s revenue base and continue its trend of operating losses and uses of cash at least for the short term until the revenue base for Excalibur grows to sufficient levels to support its expense base.

(4)     RECENT PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of SFAS No. 115, which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

(5)      NET LOSS PER COMMON SHARE

The Company follows SFAS No. 128, “Earnings Per Share,” for computing and presenting net loss per share information. Basic income or loss per common share for continuing and discontinued operations is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as the computation would be anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per common share from continuing operations and discontinued operations (in thousands, except share and per share data):

	Three Months Ended April 30,
	2007	2006
Continuing Operations
Numerator:
Net loss from continuing operations	$(7,749)	$(10,610)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	52,901,035	50,773,206
Basic and diluted net loss from per common share from continuing operations	$(0.15)	$(0.21)

Discontinued Operations
Numerator:
Net loss from discontinued operations	$206	$594
Denominator:
Weighted average number of common shares outstanding - basic and diluted	52,901,035	50,773,206
Basic and diluted net income per common share from discontinued operations	$0.01	$0.01

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	Three Months Ended April 30,
	2007	2006
Stock options	-	3,938,662
Deferred stock	245,744	682,547
	245,744	4,621,209

(6)      SEGMENT REPORTING

On March 31, 2007, the Company agreed to sell the assets of its RetrievalWare business to FAST. The Company anticipates that the closing of this transaction will occur in the second quarter of fiscal 2008. Prior to the agreement to sell the RetrievalWare business the Company was operating under two reportable segments, the enterprise search business (e.g., RetrievalWare) and its vertical search segment (e.g. Excalibur). Concurrent with this agreement the remaining Excalibur Web indexing business is reported as a single segment. The assets and liabilities of the RetrievalWare business have been reported as “held for sale” on the accompanying Consolidated Balance Sheets. Revenue, expenses and cash flows related to the RetrievalWare business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows. See further discussion in Note 3-Discontinued Operations.

Operations by Geographic Area

The following table presents information about the Company’s operations by geographical area:

	Three Months Ended April 30,
	2007	2006
Sales to Customers:
United States	$105	$20
United Kingdom	219	-
	$324	$20

Major Customers

There were no revenues from sales agencies of the U.S. Government during the three months ended April 30, 2007. For the three months ended April 30, 2006 revenues derived from sales to agencies of the U.S. Government were $20,000, representing 100% of total revenues. Two customers accounted for a total of 96% of the revenue for the quarter ended April 30, 2007, with one customer accounting for 65% and another accounting for 31% of total revenues for the three months ended April 30, 2007. A single customer accounted for 100% of the revenue reported in the three months ended April 30, 2006.

(7)     INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending January 31, 2008, the Company expects that it will generate additional NOLs for the remainder of the year.

 As of April 30, 2007, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to generate sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has a net deferred tax asset of approximately $101.0 million at April 30, 2007 which is offset by a full valuation allowance.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on February 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that the impact of the uncertain tax positions identified is immaterial and does not require recognition in its consolidated financial statements. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision (benefit). The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions and in foreign jurisdictions, primarily the UK and Canada. The Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before fiscal 2004, although carryforward of tax attributes that were generated prior to fiscal 2004 may still be adjusted upon examination by tax authorities if they are utilized.

The Company is not currently under audit for income taxes in any jurisdiction.

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

On May 25, 2007, the Company entered into settlement agreements with DSMCi and NGTL. The Company agreed to pay DSMCi an aggregate payment of $1.2 million for a full release all claims and causes of action against the Company relative to the lawsuit. This settlement payment is included in accrued expenses. The arbitration claim against NGTL in conjunction with its indemnification of the Company in the DSMCi matter was also settled resulting in a receivable of $375,000 due from NGTL to the Company. The Company has recognized expense for the settlement of these matters of $825,000 which is included in general and administrative expenses in the Statement of Operations for the three months ended April 30, 2007.

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

(9)     STOCK-BASED COMPENSATION

On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards SFAS No. 123(R) “Share-Based Payments,” using the modified-prospective method. Under this transition method, compensation expense recognized subsequent to adoption includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and 2) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective method, our results of operations for prior periods have not been restated.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on a combination of selected historical volatility and implied volatility of the Company’s common stock, comparable peer companies and selected industry indices. The expected life of an award is computed using the shortcut approach which calculates the average of the vesting term and the term of the option.

As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the quarters ended April 30, 2007 and 2006 have been reduced for estimated forfeitures. When estimating forfeiture rates, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures across two employee classes. Class 1 was comprised of senior management; Class 2 included all other employees. As such, the forfeiture rate used in the computation of stock option expense for the three month period ended April 30, 2007 was 3.8% for Class 1 and 10% for Class 2. The forfeiture rate used in the computation of stock option expense for the three month period ended April 30, 2006 was 1.2% for Class 1 and 10% for Class 2. The following table shows the assumptions used for the grants that occurred in each period.

	Three Months Ended April 30,
	2007	2006
Expected life of stock options	6.13 Years	6.25 Years
Expected volatility	70%	68%
Risk free interest rates	4.61%	4.70%
Dividend yield	None	None

Weighted average fair value of options granted during the period	$2.05	$5.59

As of April 30, 2007, a total of $14.5 million of unrecognized compensation cost related to stock options are expected to be recognized over a weighted average period of 2.5 years.

In accordance with a separation agreement with a former senior officer of the Company, the vesting provision of an individual stock grant was modified to allow for one year of continued vesting of stock options that would have otherwise been forfeited on the date of separation. FASB Statement 123(R) classifies this award modification as a Type III (Improbable-to-Probable) modification. Under these circumstances the original grant-date fair value is no longer used to measure compensation cost under any circumstances. Any of the originally measured compensation cost is reversed and the fair value of the award on the modification date is recognized if the award ultimately vests or is recognized immediately if the vesting is accelerated. Although the modified award did not call for accelerated vesting, there are no service or other performance conditions attached to the vesting of the award. As such the Company recognized the entire expense of the revalued award to the date it was modified (February 1, 2007).

The Company valued the modified award using the Black-Scholes model using the following valuation inputs: Expected term - one year, based on the one year life of the modified award; volatility - 70%; interest - 5.05%; dividend - none. Based on these valuation inputs the valuation of the modified option grant was approximately $90,000 compared to the original valuation of approximately $355,000. As a result, $177,000 of previously measured compensation cost related to the cancelled award was reversed and $90,000 of compensation cost related to the modified award was expensed immediately.

The Company’s Employee Stock Purchase Plan, or “ESPP,” was discontinued as of July 31, 2006. The ESPP allowed eligible employees to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. The Company’s ESPP was deemed to be compensatory, and therefore, ESPP expenses under SFAS 123R have been included in the Company’s Condensed Consolidated Statements of Operations for the three-month period ended April 30, 2006.

The impact on the Company’s results of operations of recording stock-based compensation related to stock options and the ESPP for the three month periods ended April 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended April 30,
	2007	2006
Continuing Operations
Cost of revenues	$73	$31
Sales and marketing	22	62
Research and product development	121	330
General and administrative	471	554
Continuing Operations Total	$687	$977
Discontinued Operations	169	187
Total	$856	$1,164

Deferred Stock Compensation Plan

Beginning in fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several senior officers of the Company have been awarded shares of deferred stock with varying vesting provisions. Nonvested shares of stock granted under the Company’s stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as compensation expense over the corresponding service period. Deferred stock compensation is subject to the provisions of FAS 123(R) and as such is adjusted for estimated forfeitures. During the first quarter of the current fiscal year two officers in the plan were terminated prior to vesting their awards. The forfeiture of these shares represented a large percentage of the total plan and as a result increased the forfeiture rate related to this plan significantly. The cumulative effect of this adjustment to the forfeiture rate resulted in a net compensation expense credit of $1.1 million, or $0.02 per common share. The expense credit recorded in the quarter ended April 30, 2007 is included in research and development costs within the results of continuing operations in the accompanying consolidated statements of operations and comprehensive loss. As of April 30, 2007, an aggregate of 450,000 shares of deferred stock were outstanding. The following table summarized the deferred stock compensation plans as of April 30, 2007.

Deferred Stock Plan Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 31, 2007	890,000	$5.64
Granted	-	-
Vested	(40,000)	12.76
Forfeited	(400,000)	5.50
Nonvested at April 30, 2007	450,000	$5.12

As of April 30, 2007, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Deferred Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The impact on the Company’s results of operations of recording stock-based compensation related to deferred stock for the three month periods ended April 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended April 30,
	2007	2006
Continuing Operations
Research and product development	(1,252)	110
General and administrative	178	385
Continuing Operations Total	$(1,074)	$495
Discontinued Operations	-	-
Total	$(1,074)	$495

(10)      OPERATIONAL RESTRUCTURING

During the first quarter of the current fiscal year, the Company implemented actions to restructure its expenses. These restructuring actions were not performed pursuant to a formal plan to restructure this business; rather, they occurred throughout the quarter to focus its resources on the strategy to expand its presence in the B2B publishing market. In connection with this effort, the Company reduced its workforce by 38 employees worldwide, including 23 from the engineering group, four from the services group, three from the general and administrative group, two from the sales and marketing group and six from discontinued operations. The Company recorded severance and related benefits totaling $0.8 million related to terminated employee severance costs. Additionally, the Company closed facilities in Montreal, Canada and Lyon, France resulting in an additional accrual of facility related charges of $0.3 million during the current quarter. These net costs were calculated based on the fair value of the liability at the cease-use date that was determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained. Furthermore the Company accrued an additional $53,000 of other costs and obligations related to the office closures. In total the Company recorded $1.2 million of additional expenses related to the restructuring efforts. A total of $0.5 million was paid against these accruals during the quarter leaving a balance of $0.7 million of which $128,000, relating to the net facility terminations costs, is included in long term liabilities. The Company expects to pay the remaining balance related to this restructuring effort through August 2009.

The Company recognized these costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 generally requires the recognition of an expense and related liability for one-time employee termination benefits at the communication date and contract termination costs at the cease-use date. The expense and liability are measured at fair value, which is generally determined by estimating the future cash flows to be used in settling the liability.

Expenses related to the operational restructuring effort appear in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (amounts in thousands):

Continuing Operations
Cost of revenues	$93
Sales and marketing	29
Research and product development	849
General and administrative	121
Continuing Operations Total	$1,092
Discontinued Operations	96
Total	$1,188

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to; those discussed in Part II, Item 1A. Risk Factors. The following discussion should be read in conjunction with the Company’s most recent Form 10-K and the consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview
On March 31, 2007, the Company agreed to sell the assets of its RetrievalWare business for $23.0 million in cash to Fast Search & Transfer (“FAST”). Under this agreement, FAST will assume certain obligations of the business and will retain the professionals serving its enterprise search customers. The Company anticipates that the closing of this transaction will occur in the second quarter of fiscal 2008. The assets and liabilities of the RetrievalWare business have been reported as “held for sale” on the accompanying Consolidated Balance Sheets; revenues and expenses and cash flows related to the RetrievalWare business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows. See further discussion in Note 3 Discontinued Operations.

The Company principally earns it revenue from providing its Excalibur vertical search services to the websites of publishers of trade business publications (B2B publishers). The first Excalibur supported vertical search site was launched into production in November 2006. As of April 30, 2007, there are a total of six Excalibur supported websites in production from 4 B2B publishers and a total of 25 vertical search websites in pilot phase awaiting launch. Under its agreements with the B2B publishers the Company receives a percentage of website advertising revenue (typically between 20% and 50% of net advertising revenues) or subscription fees or income based on the level of end user search queries. The Company can also generate professional services fees depending upon customer website customization requirements.

The B2B publisher market has thousands of printed periodicals that are distributed to industry professionals. Excalibur sales and marketing efforts are presently focused on the top 50 B2B publishers in the market. These publishers possess large, rapidly changing content portfolios in diverse formats and with multiple trade publication titles that reach a large number of end users. The Company contracts directly with leading B2B Publishers in its Excalibur offering.

Excalibur provides B2B publishers with a more cost-effective way to accelerate the transition from providing periodical hard content in printed form to providing their content dynamically to viewers and participants of interactive on-line vertical communities. Excalibur delivers a vertical slice of the Web that is relevant for a particular vertical community, affording the professional users ready access to the most timely and relevant information to perform their work.

The Company expects additional revenue growth to be generated by the FAST Ad Momentum™ platform (“Ad platform”) it licensed from FAST on March 31, 2007. The Ad platform is being integrated with Excalibur, and will enable publishers to better manage the monetization of their professional communities’ search experiences and increase the effectiveness of search-based revenues on their Excalibur supported web sites. This Ad Platform is also expected to work as an additional marketing channel that will connect the publisher websites supported by Excalibur directly with the providers of advertising inventory, increasing the opportunities for the Excalibur supported sites to further increase their Ad revenues.

The Company operates two facilities to host its Excalibur product offering. These facilities are located in San Diego, CA and Dallas, TX. These hosting facilities are operated under a master hosting arrangement with AT&T that expires in July 2009.

Excalibur operating costs, including the operating cost of Excalibur hosted services and Excalibur research and product development costs, totaled $3.2 million in the three months ended April 30, 2007.

During the three months ended April 30, 2007, management undertook actions to restructure and realign the cost structure for its Excalibur business to the Company’s focus of business activities on the B2B publisher market. These restructuring actions were not performed pursuant to a formal plan to restructure this business; rather, they occurred throughout the quarter to focus its resources on the strategy to expand its presence in the B2B publishing market. The restructuring of the Excalibur business reduced the headcount of the Excalibur business by approximately 32 individuals, principally in research and product development, and closed facilities in Montreal, Canada and Lyon, France. In conjunction with this action, the Company incurred total costs of approximately $1.2 million including; one time severance costs of $0.8 million; estimated facility related closing costs of $319,000; and other relocation and contractual costs of $53,000.

Management believes that the Excalibur hosting center environment has sufficient equipment capacity to host vertical search websites for 200 trade publications each with an average community of 40,000 users at competitive search performance levels. Going-forward, cash outlays for Excalibur will be limited to equipment, personnel and general operating costs, including marketing activities. The Company expects to increase its investment in Excalibur and may also elect to seek additional funding sources for this effort. The Company may also elect to seek additional and/or alternative market segments for the Excalibur offering over the coming quarters.

Management’s primary objective is to achieve profitability and positive cash flow from operations without hampering development, sales and marketing efforts. The Company is committed to investing in the enhancement of its products to meet the needs of its customers and prospects. To achieve its main objective, the Company continually evaluates revenue opportunities to determine the market sectors in which the Company should concentrate its sales and marketing efforts. The Company’s business environment and the vertical search software industry in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. The Company now principally competes within the commercial sector where its market position has not been as strong as it has historically been within the government sector. As such, the Company has focused the majority of its efforts in the trade publishing sector. The Company believes this segment may afford greater opportunities when compared to addressing a wide array of commercial market segments. The Company’s competitors include many companies that are larger and more established and have substantially more resources. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. To address the competition, the Company will continue to invest in research and development to advance its leadership position in linguistic analysis, scalability, performance, and taxonomy development and deployment. The Company may also make additional investments in specific product features to better serve the needs of customers looking for online customer service and support solutions and may elect to create a public search portal.

Results of Operations

For the three months ended April 30, 2007, total revenues from continuing operations were $324,000, as compared to $20,000 for the comparable prior-year period. The net loss for the three months ended April 30, 2007 was $7.6 million, or $0.14 per common share as compared to a net loss of $10.0 million or $0.20 per common share in the comparable period of the prior fiscal year. Net income from discontinued operations was $0.2 million for the three months ended April 30, 2007 or $0.01 per share as compared to net income from discontinued operations of $0.6 million , or $0.01 per share in the comparable period of the prior fiscal year.

The following chart summarize the components of revenues and the categories of expenses , including the amounts expressed as a percentage of total revenues for the three month periods ended April 30, 2007 and 2006, respectively (dollar amounts are in thousands).

Components of Revenues and Expenses
					Increase/
	Three Months Ended April 30,				(Decrease)
	2007		2006		%
Continuing Operations
Revenues:	$324	100%	$20	100%	1520%
Operating Expenses:
Cost of revenue	1,933	597%	1,916	9,580%	1%
Sales & marketing	1,019	315%	1,076	5,380%	(5%)
Research and product development	1,289	398%	3,014	15,070%	(57%)
General and administrative	4,323	1,334%	3,983	19,915%	9%
Amortization of capitalized research and development costs	-	0%	1,014	5,070%	(100%)
Total operating expenses	$8,564	2,643%	$11,003	55,015%	(22%)
Operating loss	(8,240)		(10,983)		(25%)
Other income, net	491		373
Net loss before income taxes	(7,749)		(10,610)
Income tax benefit	-		-
Net loss from continuing operations	(7,749)		(10,610)

Discontinued Operations
Net Income from discontinued operations	206		$594
Net loss	$(7,543)		$(10,016)

Basis of presentation:

On March 31, 2007, the Company agreed to sell the assets of its RetrievalWare business for $23.0 million in cash to Fast Search & Transfer (“FAST”). Under this agreement, FAST will also assume certain obligations of the RetrievalWare business and will retain certain employees serving and continue to serve RetrievalWare customers. This Transaction is expected to close in the second quarter of fiscal 2008.

Continuing Operations:

Revenue:

Revenue for the three months ended April 30, 2007 totaled $324,000 as compared to $20,000 for the corresponding prior year period. Revenue for the first quarter was generated by four customers, whereas revenue in the comparable prior fiscal period was generated by a single customer. As of April 30, 2007, the Company had contracts with ten publishers for a total of 20 Excalibur supported vertical search sites, a total of seven of these vertical search sites were in production at April 30, 2007. The Company had no Excalibur supported vertical search sites in production prior to November 2006.

Two customers accounted for a total of 96% of the revenue for the quarter ended April 30, 2007, with one customer accounting for 65% and another accounting for 31% of total revenues for the three months ended April 30, 2007. A single customer accounted for 100% of the revenue reported in the three months ended April 30, 2006.

Expenses:

On an overall basis, total expenses from continuing operations for the three months ended April 30, 2007 were $8.6 million, a decrease of $2.4 million (22%) from the $11.0 million in the comparable period of the prior year. This decrease is comprised primarily of a decrease in compensation resulting from the Company’s action to restructure costs of the Company’s B2B operation. These restructuring actions resulted in a reduction of headcount from an average of 108 for the first quarter of fiscal 2007 to an average of 91 for the first quarter of fiscal 2008 and in a decision to close the Montreal, Canada R&D facility and its office in Lyon, France. The restructuring resulted in a $1.2 million aggregate charge including severance benefits of $0.8 million and $0.4 million related to costs estimated to wind up the lease for the Montreal facility. Expenses were further reduced by a $1.2 million benefit recognized during the period resulting from forfeitures of unvested stock awards that had been granted to certain members of senior management terminated in this action. The decrease in expenses also includes a $1.6 million decrease in depreciation and amortization, stemming from the impairment of the Excalibur hosting assets and capitalized software development costs recorded in the third quarter of fiscal 2007; offset by a $0.8 million charge for the net cost to settle the DSMCi lawsuit and the Company’s related indemnification claim against NGTL, both of which settled in May 2007.

Cost of Revenue:
Cost of revenue for the three months ended April 30, 2007 remained at $1.9 million in fiscal 2008 consistent with the $1.9 million recorded in the comparable prior fiscal period. These costs remained stable despite increased staffing levels. Headcount increased from an average of 11 during the first quarter of fiscal 2007 to an average of 22 for the same period of fiscal 2008 due to the ramping up of the hosting and service implementation teams. The resulting cost increases were offset by reduced depreciation costs in the first quarter of fiscal 2008 resulting from the impairment charge recorded to write down the hosting equipment in the third quarter of fiscal 2007.

Sales and Marketing:
Sales and marketing for the three months ended April 30, 2007 decreased by $0.1 million or 5% to $1.0 million from $1.1 million in the comparable prior-year period. This decrease is principally due to lower consultant and marketing program costs stemming from the concentration of marketing efforts on the B2B publisher market in the first quarter of fiscal 2008. Marketing efforts in same period of fiscal 2007 were focused on several different markets.

Research and product development:
Research and product development expense for the three months ended April 30, 2007 decreased by $1.7 million or 57% to $1.3 million as compared to $3.0 million in the comparable period of the prior year. This decrease is principally due to the restructuring efforts undertaken in the first quarter of fiscal 2008.  The restructuring led to the recognition of a $1.2 million benefit from forfeitures of unvested stock awards upon the termination of certain members of the research and product development management team.  This restructuring effort also resulted in the reduction of engineering headcount from an average of 55 in the first quarter of fiscal 2007 to an average of 35 in the same period for fiscal 2008.  The savings resulting from reduced headcount was partially offset by the accrual of severance and related benefits for the terminated employees.

General and Administrative:
General and administrative expense for the three months ended April 30, 2007 increased by $0.3 million or 8% to $4.3 million in the first quarter of fiscal 2008 from $4.0 million in the comparable period of the prior fiscal year. This increase includes the $0.8 million charge recorded in the three months ended April 30, 2007 for the settlement of the DSMCi matter, offset in part by a $0.5 million decrease in compensation expenses stemming from lower staffing levels. Headcount decreased to an average of 22 in the first quarter of fiscal 2008 from an average of 28 in the comparable period of the prior fiscal year. This decrease in headcount includes the departure of the former chief operating officer in late fiscal 2007 and the former chief technology officer in early fiscal 2008.

Amortization of Capitalized Research and Product Development:
Amortization of capitalized research and product development for the three months ended April 30, 2007 decreased by $1.0 million or 100% to zero from $1.0 million in the first quarter of fiscal 2007 due to the aforementioned impairment charge which was recognized on the Excalibur capitalized software development costs in the third quarter of fiscal 2007.

Discontinued Operations:
The Company’s Enterprise Search Business had a net profit of $0.2 million for the three months ended April 30, 2007, a net decrease for the period of $0.4 million from a net profit of $0.6 million in the comparable period of the prior year. This decrease includes: a $1.5 million decrease in revenue for the three months ended April 30, 2007, with revenues declining to $3.2 million for the three months ended April 30, 2007 as compared to $4.7 million for the comparable period of the prior year. The decrease in revenue was partially offset by a $1.1 million reduction in overall expenses. Enterprise Search expenses decreased to $3.0 million from $4.1 in the comparable prior year period.

The individual components of expense for discontinued operations included: Cost of revenues decreasing $0.2 million to $1.0 million from $1.2 million in the comparable period of the prior year due to the decline in sales volume; Research and product development costs increasing by $0.1 million to $1.1 million from $1.0 million due to severance and related benefits costs stemming from the aforementioned restructuring; Sales and marketing costs decreasing $1.0 million to $0.7 million from $1.7 million due principally to a decrease in average headcount which was an average of 11 for the first quarter of fiscal 2008 as compared to an average of 22 in the prior fiscal period. The decrease in headcount is reflective of the Company’s focus on the sales and marketing efforts of the Excalibur business in conjunction with the decision to sell the RetrievalWare business to FAST; General and administrative expenses was $0.1 million for both the three month periods ended April 30, 2007 and 2006.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and restricted cash at April 30, 2007 as compared to January 31, 2007 is summarized below (in thousands).

	April 30, 2007	January 31, 2007	Change
Cash and cash equivalents	$41,540	$47,433	$5,893
Restricted cash	71	71	-
Total	$41,611	$47,504	$5,893

At April 30, 2007, the Company’s principal source of liquidity was cash and cash equivalents of $41.5 million.

The Company’s operating activities consumed $6.1 million in cash during the quarter ended April 30, 2007. The primary use of cash from operating activities was the net loss from continuing operations of $7.7 million. The net loss was reduced for non-cash expenses represented by depreciation and amortization of $421,000, offset by negative stock-based compensation of $386,000. The negative stock-based compensation resulted from a significant adjustment to the forfeiture rate related to the deferred stock plan concurrent with the departure of two senior officers of the Company. Increases to accounts receivable and prepaid expenses used $144,000 and $344,000, respectively. Increases to accounts payable, accrued expenses and accrued bonuses provided $1.7 million while decreases to deferred revenues used $140,000. Net cash of $0.5 million was provided from the discontinued RetrievalWare operations during the quarter ended April 30, 2007.

During the quarter ended April 30, 2006, the Company’s operating activities used $6.1 million in cash. The net loss of $10.6 million was offset by non-cash charges totaling $3.5 million, including depreciation and amortization of approximately $2.0 million and stock-based compensation of $1.5 million. The significantly lower level of depreciation and amortization expense in fiscal 2008 relative to fiscal 2007 resulted from a $1.0 million amortization of capitalized research and development charge in fiscal 2007 and a $0.6 million lower depreciation charge in fiscal 2008. The decrease in amortization and depreciation expense in the current fiscal year is the result of the impairment and write-down of the assets related to the Excalibur Web offering that took place in the third quarter of fiscal 2007. Discontinued operations consumed $52,000 during the quarter ended April 30, 2006.

The Company’s investing activities consumed $28,000 in cash during the quarter ended April 30, 2007. Equipment and leasehold improvement expenditures of $24,000 were related to the continuing operations of Excalibur. During the quarter ended April 30, 2006, investing activities consumed $154,000. Purchases of equipment and leasehold improvements totaling $101,000 were related to continuing operations.

Cash flows from financing activities for the quarters ended April 30, 2007 and 2006 were all provided by continuing operations. For the quarter ended April 30, 2007 the exercise of employee stock options of $0.4 million was the lone source of cash from financing activities. For the quarter ended April 30, 2006, financing activities provided cash of $32.5 million. In February 2006, the Company completed a private placement of 5,103,333 newly-issued shares of common stock to a group of institutional investors resulting in net proceeds of approximately $36.7 million. Concurrent with the private placement, the Company retired a credit facility of $5.0 million. The issuance of stock under the employee stock purchase plan provided $52,000 while the exercise of employee stock options provided $0.7 million.

As discussed previously, in April 2007, the Company announced that it had agreed to sell the assets of its RetrievalWare business for $23.0 million in cash to FAST. In fiscal 2007, $16.4 million, or 98.4%, of the Company’s revenue of $16.7 million was derived from RetrievalWare. The closing of the sale of RetrievalWare will in the short term substantially reduce the Company’s revenue base and continue its trend of operating losses and uses of cash at least for the short term until the revenue base for Excalibur grows to sufficient levels to support its expense base.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary were approximately 68% of total revenues from continuing operations in the first quarter of fiscal year 2008. International sales are made predominantly from the Company's foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of April 30, 2007, approximately 16% and 6% of total consolidated accounts receivable were denominated in British pounds and EUROs, respectively. The majority of these receivables are due within 90 days of the end of the first fiscal quarter, and all receivables are due within one year. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of April 30, 2007, approximately one percent of the Company’s aggregate cash and cash equivalents were denominated in British pounds, EUROs and Canadian dollars. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company also has certificates of deposit of $71,000 and $450,000, included in restricted cash and other assets respectively, which are pledged to collateralize letters of credit required for leased facilities. Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer and its Chief Financial Officer, who is the Company’s principal accounting officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 30, 2007.

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2007 fiscal year, management identified material weaknesses in our internal controls over financial reporting. Management concluded that the Company lacked a sufficient compliment of trained accounting and finance personnel with knowledge of the Company’s accounting close and financial reporting processes and adequate technical expertise in the application of U.S. generally accepted accounting principles. As a result, errors occurred in the accounting for certain transactions. Management’s review of transactions and the related account analyses and reconciliations were not sufficient to detect these errors. The errors affected the calculation of impairment of the Company’s web hosting assets and the balances for prepaid expenses, accruals and general and administrative expenses. Management also concluded that the Company’s controls over its accounting for revenue were not sufficient to ensure that revenue contracts were appropriately interpreted and accounted for using applicable revenue recognition criteria under current accounting principles. In addition, the Company’s control monitoring processes were not sufficient to identify the resulting accounting errors on a timely basis. As a result, revenues were recorded before all appropriate revenue recognition criteria had been met.

The Company has not fully remediated the above material weaknesses in the Company’s internal control over financial reporting at April 30, 2007. Management identified and has commenced the process of implementing the following procedures to remediate these material weaknesses:

Procedures to remediate the accounting close and financial reporting process material weakness:

(1)	The Company will hire additional staff with the appropriate level of training and experience to further improve the quality of the existing processes and controls.
(2)
The Company hired an outside consultant to perform a thorough review of our accounting close and financial reporting process and we will enhance our procedures to ensure that a thorough review of the underlying accounting and reporting guidance by appropriately trained and qualified personnel is performed.

Procedures to remediate the revenue recognition process material weakness:

(1)	The Company will provide training to the sales and contracts staff to increase awareness and allow for earlier identification of contract structures and issues that could impact revenue recognition.
(2)
The Company engaged a consultant with expertise in interpreting and applying the appropriate revenue recognition accounting guidance to perform a detailed review of all contracts and revenue computations to provide assurance that the resulting revenue recognition entries are accurately prepared.

(3)	The Company has added a supplemental review procedure for the CFO to review all significant contracts during each reporting period, prior to approving the entries to recognize revenue.

While the impact of steps taken to date has been positive, management believes that additional resources, training and experience are necessary for these controls to operate effectively. Management is taking steps to secure additional resources and training for its staff in the affected areas.

Accordingly, the material weakness that existed at January 31, 2007, as described above and disclosed in Item 9A of our fiscal 2007 Form 10-K, has not been remediated as of April 30, 2007. As a result of the foregoing material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of April 30, 2007.

We are continuing to monitor the effectiveness of our processes, procedures and controls and will make any further changes that management determines appropriate.

Changes in Internal Control over Financial Reporting

Except for the actions we are taking to remediate the material weaknesses in our internal control over financial reporting , as discussed above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Accordingly, the material weakness in our internal control over financial reporting that existed as of January 31,2007, as described above and disclosed in Item 9A of our fiscal 2007 Form 10-K.

PART II-- OTHER INFORMATION

Item 1.      Legal Proceedings

The following amends and restates the description of a previously reported legal proceeding in order to report a material development during the quarter ended April 30, 2007.

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

On May 25, 2007, the Company entered into settlement agreements with DSMCi and NGTL. The Company agreed to pay DSMCi an aggregate payment of $1.2 million for a full releases all claims and causes of action against the Company relative to the lawsuit. This settlement payment is recorded in accrued expenses at April 30, 2007. The arbitration claim against NGTL in conjunction with its indemnification of the Company in the DSMCi matter was also settled resulting in a receivable of $375,000 due from NGTL to the Company. The Company has recognized an expense of $825,000 for the settlement of these which is included in the Statement of Operations three months ended April 30, 2007.

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

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended January 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended January 31, 2007.

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

CONVERA CORPORATION

June 18, 2007	By:/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

June 18, 2007	By:/s/ Matthew G. Jones
Matthew G. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)