Form 10-Q
period 2007-07-31
CONVERA CORP
filed 2007-09-10
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

The number of shares outstanding of the registrant's Class A common stock as September 5, 2007 was 53,217,695

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2007
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	Page

	Consolidated Balance Sheets
	July 31, 2007 (unaudited) and January 31, 2007 (unaudited)	3

	Consolidated Statements of Operations and Comprehensive Loss (unaudited)
	Three and Six months ended July 31, 2007 and 2006	4

	Consolidated Statements of Cash Flows (unaudited)
	Six months ended July 31, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Items 1 - 1A.		30

Items 2 - 6.		31

Signatures		32

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	July 31, 2007	January 31, 2007
	(Unaudited)	(Unaudited)
Current Assets:
Cash and cash equivalents	$35,898	$47,433
Restricted cash	71	71
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	276	170
Prepaid expenses and other	1,996	1,022
Assets held for sale	4,421	6,281
Total current assets	42,662	54,977

Equipment and leasehold improvements, net of accumulated depreciation of $10,789 and $9,705, respectively	6,943	3,714
Other assets	733	590
Total assets	$50,338	$59,281

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,465	$1,837
Accrued expenses	2,381	2,190
Deferred revenues	653	726
Liabilities held for sale	3,241	3,431
Total current liabilities	12,740	8,184

Other accrued liabilities-long term	46	-
Total liabilities	12,786	8,184

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 53,874,250 and 53,469,299 shares issued, respectively; 53,217,695 and 52,812,744 shares outstanding, respectively	538	535
Treasury stock at cost, 656,555 and 656,555 shares, respectively	(1,517)	(1,517)
Additional paid-in-capital	1,169,114	1,168,907
Accumulated deficit	(1,129,291)	(1,115,533)
Accumulated other comprehensive loss	(1,292)	(1,295)
Total shareholders' equity	37,552	51,097
Total liabilities and shareholders' equity	$50,338	$59,281

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues:
Hosted services	$255	$68	$579	$88

Expenses:
Cost of revenues	2,071	1,853	4,004	3,751
Sales and marketing	1,193	1,273	2,212	2,368
Research and product development	906	2,874	2,195	5,887
General and administrative	2,592	3,927	6,915	7,911
Amortization of capitalized research and product development costs	-	1,016		2,030
	6,762	10,943	15,326	21,947

Operating loss	(6,507)	(10,875)	(14,747)	(21,859)

Other income, net	478	649	969	1,022

Loss from continuing operations	$(6,029)	$(10,226)	$(13,778)	$(20,837)

Income (loss) from discontinued operations	(186)	(836)	20	(241)

Net loss	$(6,215)	$(11,062)	$(13,758)	$(21,078)
Basic and diluted net income (loss) per common share:
Continuing operations	$(0.11)	$(0.19)	$(0.26)	$(0.40)
Discontinued operations	(0.01)	(0.02)	-	(0.01)
Basic and diluted net loss per common share	$(0.12)	$(0.21)	$(0.26)	$(0.41)

Weighted-average number of common shares outstanding - basic and diluted	53,177,118	52,528,959	53,041,365	51,665,633
Other comprehensive loss:
Net loss	$(6,215)	$(11,062)	$(13,758)	$(21,078)
Foreign currency translation adjustment	256	95	3	22
Comprehensive loss	$(5,959)	$(10,967)	$(13,755)	$(21,056)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months ended July 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss from continuing operations	$(13,778)	$(20,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,073	4,137
Stock-based compensation	(426)	2,961
Changes in operating assets and liabilities:
Accounts receivable	(66)	119
Prepaid expenses and other assets	(887)	862
Accounts payable, accrued expenses	365	938
Deferred revenues	(116)	(107)
Net cash used in operating activities from continuing operations	(13,835)	(11,927)
Net cash provided by (used in) operating activities from discontinued operations	1,898	(394)
Net cash used in operating activities	(11,937)	(12,321)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(44)	(209)
Net cash used in investing activities from continuing operations	(44)	(209)
Net cash used in investing activities from discontinued operations	(4)	(88)
Net cash used in investing activities	(48)	(297)

Cash Flows from Financing Activities:
Repayment of long-term debt	-	(5,000)
Proceeds from the private placement of stock, net	-	36,744
Proceeds from the exercise of stock options , net	458	612
Net cash provided by financing activities from continuing operations	458	32,356
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	458	32,356

Effect of Exchange Rate Changes on Cash	(8)	6
Net (Decrease) Increase in Cash and Cash Equivalents	(11,535)	19,744

Cash and Cash Equivalents, beginning of period	47,433	37,741

Cash and Cash Equivalents, end of period	$35,898	$57,485
Non-cash Operating and Investing Activities:
Payables for the acquisition of equipment and other assets	$4,475	$-

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

As of July 31, 2007 and 2006, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% and 43%, respectively, of the voting power of Convera.

On March 31, 2007, the Company agreed to sell the assets of its RetrievalWare Enterprise Search Business (“Enterprise Search”) $23.0 million, including $18.1 million of cash, $4.0 million in restricted cash - held in escrow, and the assumption of approximately $0.9million in employee-related liabilities and is subject to subsequent adjustment for working capital and other items to Fast Search & Transfer (“FAST”). The Company closed this transaction (the “Transaction”) on August 9, 2007. (See Note - 11, Subsequent Events). In conjunction with this transaction FAST will assume certain obligations of the business and will retain the employees serving its Enterprise Search customers. Prior to the Transaction the Company was operating under two reportable segments, the Enterprise Search business (e.g. RetrievalWare) and its web indexing segment (e.g. Excalibur). Concurrent with the agreement to sell the Enterprise Search business the remaining Excalibur Web indexing business is reported as a single segment. The assets and liabilities of the RetrievalWare business have been reported as “held for sale” on the accompanying Consolidated Balance Sheets. The operations of the RetrievalWare business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows. See further discussion in Note 3-Discontinued Operations.

With the sale of the RetrievalWare Enterprise Search business, the Company’s principal source of revenue is provided through sales of its Excalibur vertical search services to the websites of publishers of trade business publications (B2B publishers). Excalibur delivers a vertical slice of the Web that is relevant for a particular vertical community, affording the professional users ready access to the most timely and relevant information to perform their work. The Excalibur search service is viewed by publishers as a way to attract and build a loyal user base for the publisher’s on-line vertical community and to create opportunities for on-line advertising revenues.

The B2B publisher market has thousands of printed periodicals that are distributed to industry professionals. Excalibur sales and marketing efforts are focused principally on the largest 50 B2B publishers in the market. These publishers possess large, rapidly changing content portfolios in diverse formats and with multiple trade publication titles that reach a large number of end users. The Company contracts directly with leading B2B Publishers in its Excalibur offering.

The Company earns it revenue from providing its Excalibur vertical search services to the websites of publishers of B2B publications. Under its agreements with the B2B publishers, the Company generally receives a percentage of website advertising revenue, typically ranging between 20% and 50% of advertising revenues. The Company also has some contracts that include subscription fees, or revenues generated from end user search queries. Many of the contracts with publishers contain minimum revenue amounts that the Company receives until website advertising revenue generated by these search sites exceeds these minimum amounts. The Company also can generate revenues from hosting or providing the professional service to customize publisher web, search sites and providing consulting to build user traffic on the publisher on line vertical community.

The first Excalibur supported vertical search site was launched into production in November 2006. As of July 31, 2007, there are a total of 16 Excalibur supported websites in production from 13 different B2B publishers and a total of 35 vertical search websites in the implementation phase prior to launch to production (“pilot phase”).

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

During the first quarter of fiscal 2008, management undertook actions to restructure the cost structure for its Excalibur business and to properly align the organization with the market and the Company’s business plan. The Company reduced headcount by approximately 38 individuals, principally in research and product development and closed facilities in Montreal, Canada and Lyon, France. In conjunction with this action to restructure costs and realign the business, the Company incurred costs of approximately $1.0 million including one time severance costs of $0.8 million and estimated facility and other related closing costs of $0.2 million. See Note 10 for further information related to this restructuring effort.

The Company expects to continue to increase its investment in Excalibur and may also elect to seek additional funding sources for this effort. The Company may also elect to seek additional and/or alternative market segments for the Excalibur offering over the coming quarters.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses and achieve profitability; the ability of Excalibur to achieve market acceptance; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; the uncertainty of newly emerging technologies including Excalibur; continued success in technological advances and development; the delay or deferral of customer software implementations; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; reliance on third party hosting facilities for the Company’s Excalibur product; a dependence on international sales; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; the availability of additional capital financing on terms acceptable to the Company, if at all; and the present ownership structure of the Company which includes Allen Holdings Inc. and related parties who are able collectively to significantly influence the outcome of matters requiring a stockholder vote, such that other shareholders will not have an effective say in any such matters. Although management believes that its current cash position is sufficient to sustain operations through July 31, 2008, should cash needs dictate, additional cost saving measures could be enacted to conserve cash.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2007. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three month period ended July 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2008.

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

Continuing Operations - Excalibur Hosted Services

Excalibur hosted service revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”. The Company evaluates Excalibur hosted services arrangements that have multiple deliverables, in accordance with as Emerging Issues Task Force (“EITF”) Abstract Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”. Multiple deliverable arrangements that contain elements that do not qualify as separate units of accounting are recognized ratably over term of the hosting arrangement. Excalibur Hosted service agreements typically include advertising share revenue agreements, and may include monthly contract minimum service fees. Monthly contract minimums and other hosting fees or set-up fees are recognized ratably over the term of the hosting agreement. Advertising share revenues are recognized when earned under the provisions of the hosting agreement. No advertising revenue has been recorded to date under any of the hosted services agreements, however, as additional publisher vertical sites are launched and hosted on the Company’s Excalibur product, the Company will become dependent on its publisher customers to provide timely and accurate reports of the web advertising revenue sold by the publisher on each of these sites to determine its revenue.

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

Impairment of Long-Lived Assets

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company’s assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment. The Company evaluated the assets associated with the discontinued RetrievalWare operations during second quarter of the current fiscal year. This evaluation determined that the fair market value of these assets approximated their net book value and as such no impairment charge was recorded.

Research and Product Development Costs

Software development costs are included in research and product development and are expensed as incurred. Historically, the period between achieving technological feasibility and the general availability of the Company’s discontinued RetrievalWare software products has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs related to its discontinued software product, that being the RetrievalWare product suite. The Company’s Excalibur Web product encountered a longer period between technological feasibility and the attainment of commercial availability and as a result, the Company began capitalizing software development costs related to Excalibur during the first quarter of fiscal year 2006 and continued to do so until such time as “commercial availability” was determined. Amortization of previously capitalized software development costs for this offering commenced on November 1, 2005 and was scheduled to continue over a twenty-four month period. During the three and six month periods ended July 31, 2006 the Company recognized amortization expense of capitalized research and development costs of $1.0 million and $2.0 million, respectively, which is included in continuing operations on the consolidated statements of operations and comprehensive loss. Based on the net realizable value analysis performed by the Company for the Excalibur product in the third quarter of fiscal year 2007 the Company did not expect to recover the carrying value of the assets directly associated with the Excalibur product. As a result the unamortized balance of the related capitalized research and development costs was written off in the third quarter of fiscal year 2007.

(3) DISCONTINUED OPERATIONS

On March 31, 2007, the Company entered into an agreement to sell the assets and provide a perpetual royalty free license for certain intellectual property used exclusively in the Company’s RetrievalWare Enterprise Search business segment with FAST for a total of $23.0 million in cash, subject to adjustment for changes to working capital. The agreement required FAST to hire certain employees and assume certain liabilities and obligations of the RetrievalWare business in conjunction with this Transaction. The Company executed the sale of the RetrievalWare business to allow management to focus its attention and resources on the development and growth of its emerging Excalibur vertical search business. The Company completed the sale of the Enterprise Search business on August 9, 2007 (See Note-11, Subsequent Events).

The assets and liabilities of the RetrievalWare Business have been accounted for as held for sale for all periods presented in accordance with the criterion established in Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company will not have a significant continuing involvement with the RetrievalWare business after the closing of the transaction and will not continue any significant active revenue or active cost-generating activities related to RetrievalWare. The Company entered into a transition services agreement under which the Company will be reimbursed for services rendered and expenses incurred related to the transfer of finance accounting and contracts functions of the RetrievalWare business to FAST. These transition services will not be material to RetrievalWare cash flows. Therefore, in accordance with SFAS No. 144, the accompanying Consolidated Balance Sheets report the assets and liabilities of RetrievalWare as held for sale and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows report the operations and cash flows of RetrievalWare, as discontinued operations.

The following table presents the major classes of assets and liabilities of the RetrievalWare business reported as held for sale in the accompanying Consolidated Balance Sheets (amounts in thousands):

	July 31, 2007 (unaudited)	January 31, 2007 (unaudited)
Assets of RetrievalWare held for sale:

Accounts receivable, net of allowance	$1,183	$2,853
Prepaid expenses and other	749	740
Equipment and leasehold improvements, net	174	214
Goodwill	2,275	2,275
Other assets	40	199

Assets held for sale	$4,421	$6,281

Liabilities of RetrievalWare held for sale:

Accrued expenses	$275	$490
Deferred revenue	2,789	2,721
Long tern liabilities	177	220

Liabilities held for sale	$3,241	$3,431

The following table presents the summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenue	$2,401	$3,244	$5,584	$7,893

Expenses
Cost of revenues	853	1,046	1,907	2,266
Sales and marketing	722	1,872	1,384	3,587
Research and product development	883	1,048	2,020	2,053
General and administrative	129	114	253	228
Total expenses	2,587	4,080	5,564	8,134

Net (loss) income from discontinued operations	$(186)	$(836)	$20	$(241)

Approximately 98.4% or $16.4 million of the $16.7 million of the Company’s total revenue for the fiscal year ended January 31, 2007 was derived from RetrievalWare. The closing of the sale of RetrievalWare will substantially reduce the Company’s revenue base and continue its trend of operating losses and uses of cash at least for the short term until the revenue base for Excalibur grows to sufficient levels to support its expense base.

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

The following tables set forth the computation of basic and diluted net loss per common share from continuing operations and discontinued operations (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Continuing Operations
Numerator:
Net loss from continuing operations	$(6,029)	$(10,226)	$(13,778)	$(20,837)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	53,177,118	52,528,959	53,041,365	51,665,633

Basic and diluted net income per common share from continuing operations	$(0.11)	$(0.19)	$(0.26)	$(0.40)

Discontinued Operations
Numerator:
Net Income (loss) from discontinued operations	$(186)	$(836)	$20	$(241)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	53,177,118	52,528,959	53,041,365	51,665,633

Basic and diluted net income per common share from discontinued operations	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Stock options	434,763	2,800,534	703,650	3,416,505
Deferred stock	176,925	637,697	167,174	685,505
	611,688	3,438,231	870,824	4,102,010

(6)  SEGMENT REPORTING

On March 31, 2007, the Company agreed to sell the assets of its Enterprise Search business to FAST and subsequently completed this sale on August 9, 2007 (See Note-11, Subsequent Events). Prior to the agreement to sell the RetrievalWare business the Company was operating under two reportable segments, the Enterprise Search business (e.g. RetrievalWare) and its vertical search segment (e.g. Excalibur). Concurrent with this agreement the remaining Excalibur Web indexing business is reported as a single segment. The assets and liabilities of the RetrievalWare business have been reported as “held for sale” on the accompanying Consolidated Balance Sheets. Revenue, expenses and cash flows related to the RetrievalWare business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows. See further discussion in Note 3-Discontinued Operations.

Operations by Geographic Area

The following table presents information about the Company’s continuing operations by geographical area:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Sales to Customers:
United States	$8	$66	$113	$86
United Kingdom	247	2	466	2
	$255	$68	$579	$88

Major Customers

There were no revenues from sales to agencies of the U.S. Government during the three or six month periods ended July 31, 2007. For the three months ended July 31, 2006 revenues derived from sales to agencies of the U.S. Government were $66,000, representing 98% of total revenues. During the six-month period ended July 31, 2006 revenues from sales to agencies of the U.S. Government were $86,000, representing 98% of total revenues.

One customer accounted for a total of 92% of the revenue for the quarter ended July 31, 2007. Two customers accounted for 69% and 29%, respectively of total revenues for the quarter ended July 31, 2006.

Two customers accounted for 77% and 17%, respectively, of total revenues for the six-month period ended July 31, 2007. During the six-month period ended July 31, 2006 two customer accounted for 53% and 45%, of total revenues, respectively.

(7) INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2008, the Company expects that it will generate additional NOLs for the remainder of the year.

As of July 31, 2007, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to generate sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has a net deferred tax asset of approximately $103.5 million at July 31, 2007 which is offset by a full valuation allowance.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on February 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision (benefit). The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions and in foreign jurisdictions, primarily the UK and Canada. Tax years that remain subject to examination include: US federal and state tax returns from fiscal 2004 to present; Tax returns in the UK from fiscal 2005 to present and Canadian tax returns from fiscal 2004 to present. The Company is not currently under audit for income taxes in any jurisdiction.

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

On May 25, 2007, the Company entered into settlement agreements with DSMCi and NGTL. In June 2007 the Company paid DSMCi $1.2 million for a full release of all claims and causes of action against the Company relative to the lawsuit. The arbitration claim against NGTL in conjunction with its indemnification of the Company in the DSMCi matter was also settled resulting in a payment from NGTL to the Company. The Company has recognized net expense for the settlement of these matters of $825,000 which is included in general and administrative expenses in the Statement of Operations for the six months ended July 31, 2007.

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

As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the quarters ended July 31, 2007 and 2006 have been reduced for estimated forfeitures. When estimating forfeiture rates, the Company has historically considered voluntary termination behaviors as well as trends of actual option forfeitures across two employee classes. Class 1 was comprised of senior management; Class 2 included all other employees. During the quarter ended July 31, 2007 the Company reevaluated the forfeiture rate as a result of the combination of the prior quarter restructuring action and the impending sale of the Enterprise Search business to FAST, to address the impact that these actions have on the ultimate vesting of stock options of the impacted employees.  As a result, the forfeiture rate used in the computation of stock option expense for the three and six month periods ended July 31, 2007 was increased to 10% for Class 1 and to 12.5% for Class 2. The effect of the change in the estimated forfeitures in the current quarter has been recognized as a cumulative catch-up credit adjustment of $535,000 that was included in the compensation cost for the quarter ended July 31, 2007. The cumulative catch up adjustment adjusts cumulative compensation cost recognized to date to the amount that would have been recognized if the new estimate of forfeitures had been used since the grant date. As a result, a net stock compensation credit of $149,000 was recorded in the current quarter. The forfeiture rate used in the computation of stock option expense for the three and six month periods ended July 31, 2006 was 0.3% for Class 1 and 10% for Class 2.

The following table shows the assumptions used for the grants that occurred in each period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Expected life of stock options[1]	-	6.13 Years	6.13 Years	6.16 Years
Expected volatility	-	65%	70%	66%
Risk free interest rates	-	5.04%	4.61%	4.95%
Dividend yield	-	None	None	None
Weighted average fair value of options granted during the period	-	$3.55	$ 2.05	$ 4.21
(1) There were no stock option grants during the quarter ended July 31, 2007

As of July 31, 2007, no stock-based compensation costs related to stock options were capitalized as part of the cost of an asset. As of July 31, 2007 a total of $12.8 million of unrecognized compensation cost related to stock options are expected to be recognized over a weighted average period of 2.3 years.

In accordance with a separation agreement with a former senior officer of the Company, the vesting provision of an individual stock grant was modified to allow for one year of continued vesting of stock options that would have otherwise been forfeited on the date of separation. FASB Statement 123(R) classifies this award modification as a Type III (Improbable-to-Probable) modification. Under these circumstances the original grant-date fair value is no longer used to measure compensation cost under any circumstances. Any of the originally measured compensation cost is reversed and the fair value of the award on the modification date is recognized if the award ultimately vests or is recognized immediately if the vesting is accelerated. Although the modified award did not call for accelerated vesting, there is no service or other performance conditions attached to the vesting of the award. As such the Company recognized the entire expense of the revalued award to the date it was modified (February 1, 2007).

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

The Company’s Employee Stock Purchase Plan, or “ESPP,” was discontinued as of July 31, 2006. The ESPP allowed eligible employees to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. The Company’s ESPP was deemed to be compensatory, and therefore, ESPP expenses under SFAS 123R have been included in the Company’s Condensed Consolidated Statements of Operations for the three- and six-month periods ended July 31, 2006.

The impact on the Company’s results of operations of recording stock-based compensation related to stock options and the ESPP for the three month periods ended July 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Continuing Operations
Cost of revenues	$46	$22	$119	$52
Sales and marketing	72	84	93	146
Research and product development	(14)	322	108	653
General and administrative	(261)	566	210	1,120
Continuing Operations Total	$(157)	$994	$530	$1,971
Discontinued Operations	8	184	177	371
Total	$(149)	$1,178	$707	$2,342

Deferred Stock Compensation Plan

Beginning in fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several senior officers of the Company have been awarded shares of deferred stock with varying vesting provisions. Nonvested shares of stock granted under the Company’s stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as compensation expense over the corresponding service period. Deferred stock compensation is subject to the provisions of FAS 123(R) and as such is adjusted for estimated forfeitures. During the first quarter of the current fiscal year two officers in the plan were terminated prior to vesting their awards. The forfeiture of these shares represented a large percentage of the total plan and as a result increased the forfeiture rate related to this plan significantly. The cumulative effect of this adjustment to the forfeiture rate resulted in a net compensation expense credit of $1.2 million, or $0.02 per common share, recorded in the quarter ended April 30, 2007. As of July 31, 2007, an aggregate of 300,000 shares of deferred stock were outstanding. The following table summarized the deferred stock compensation plans as of July 31, 2007.

Deferred Stock Plan Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 31, 2007	890,000	$5.64
Granted	-	-
Vested	(190,000)	6.14
Forfeited	(400,000)	5.50
Nonvested at July 31, 2007	300,000	$5.50

As of July 31, 2007, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Deferred Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

The impact on the Company’s results of operations of recording stock-based compensation related to deferred stock for the three month periods ended July 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Continuing Operations
Research and product development	$83	$110	$(1,169)	$220
General and administrative	34	385	213	770
Continuing Operations Total	$117	$495	$(956)	$990
Discontinued Operations	-	-	-	-
Total	$117	$495	$(956)	$990

(10)  OPERATIONAL RESTRUCTURING

During the first quarter of the current fiscal year, the Company implemented actions to restructure its expenses. These restructuring actions were not performed pursuant to a formal plan to restructure this business; rather, they occurred throughout the quarter to focus its resources on the strategy to expand its presence in the B2B publishing market. In connection with this effort, the Company reduced its workforce by 38 employees worldwide, including 23 from the engineering group, four from the services group, and three from the general and administrative group, two from the sales and marketing group and six from discontinued operations. In the first quarter of the current fiscal year the Company recorded a total of $1.2 million of additional expenses related to the restructuring efforts. This total included severance and related benefits costs totaling $0.8 million and costs related to closed facilities in Montreal, Canada and Lyon, France of $0.3 million. The net costs related to facility closings were calculated based on the fair value of the liability at the cease-use date that was determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained. During the quarter ended July 31, 2007, the Company entered into a sublease agreement for the Montreal, Canada facility and subsequently revised the restructuring liability related to this facility. As a result, the Company recorded a restructuring credit of $150,000 primarily related to the increase in expected sublease rental proceeds. During the three and six month periods ending July 31, 2007, the Company paid $0.4 million and $0.9 million, respectively against these accruals. The remaining restructuring liability of $0.2 million includes $28,000 in long-term liabilities related to the net facility terminations costs. The Company expects to pay the remaining balance related to this restructuring effort through August 2009.

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

Expenses related to the operational restructuring effort appear in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (amounts in thousands):

	Three Months Ended	Six Months Ended
	July 31, 2007	July 31, 2007
Continuing Operations
Cost of revenues	$(23)	$70
Sales and marketing	-	29
Research and product development	(109)	740
General and administrative	5	127
Continuing Operations Total	$(127)	$966
Discontinued Operations	(23)	73
Total	$(150)	$1,039

(11)  (SUBSEQUENT EVENTS

Completion of sale of RetrievalWare Enterprise Search Business

On August 9, 2007, the Company completed the sale of the assets used in its RetrievalWare Enterprise Search business to Fast RW Software, Inc., a Nevada corporation. The sale of the Enterprise Search business was conducted pursuant to the Amended and Restated Asset Purchase Agreement by and among the Company, Convera Technologies, Inc., Convera Technologies International Limited, Fast Search & Transfer, Inc. and FAST, dated as of August 9, 2007 (the “Agreement”).

Total consideration for the sale of the assets pursuant to the Agreement was $23.0 million, including $18.1 million of cash, $4.0 million in restricted cash - held in escrow, and the assumption of approximately $0.9million in employee-related liabilities and is subject to subsequent adjustment for working capital and other items. The Agreement includes provisions for the retention by Convera of certain liabilities related to the Enterprise Search business, transition of employees and customer relationships, and certain post-closing indemnities. The Company and FAST also entered into a perpetual royalty-free license and distribution agreement, FAST certain of the Company’s intellectual property used by or otherwise included in Enterprise Search products.

For a discussion of the results of operations of the Enterprise Search business see Note - 3, Discontinued Operations.

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

Overview

On March 31, 2007, the Company agreed to sell the assets of its RetrievalWare Enterprise Search business for $23.0 million in cash to Fast Search & Transfer (“FAST”). The agreement required FAST to assume certain obligations of the business and to retain certain of the professionals serving its RetrievalWare customers. This transaction closed on August 9, 2007. Accordingly, the assets and liabilities of the Enterprise Search business continue to be reported as “held for sale” on the accompanying Consolidated Balance Sheets; revenues and expenses and cash flows related to the Enterprise Search business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows. See further discussion in Note 3 - Discontinued Operations and Note 11- Subsequent Events.

With the sale of the Enterprise Search business, the Company’s principal source of revenue is provided through sales of its Excalibur vertical search services to the websites of publishers of trade business publications (B2B publishers). These websites are targeted to professionals in the industries supported by the publication. Excalibur provides B2B publishers with a more cost-effective way for to accelerate the transition from providing periodical hard content in printed form to providing their content dynamically to their target viewers and participants of interactive on-line vertical communities. Excalibur delivers a vertical slice of the Web that is relevant for a particular vertical community, affording the professional users ready access to the most timely and relevant information to perform their work. The Excalibur search service is viewed by publishers as a way to attract and build a loyal user base for the publisher’s on-line vertical community and to create opportunities to grow their on-line advertising revenues.

The B2B publisher market has thousands of printed periodicals that are distributed to industry professionals. Excalibur sales and marketing efforts are focused principally on the largest 50 B2B publishers in the market. These publishers possess large, rapidly changing content portfolios in diverse formats and with multiple trade publication titles that reach a large number of end users. The Company contracts directly with leading B2B Publishers in its Excalibur offering.

The Company earns revenue from providing its Excalibur vertical search services to the websites of publishers of B2B publications. Under its agreements with the B2B publishers, the Company generally receives a percentage of website advertising revenue, typically ranging between 20% and 50% of advertising revenues. The Company also has some contracts that include subscription fees, or revenues generated from end user search queries. Many of the contracts with publishers contain minimum revenue amounts that the Company receives until website advertising revenue generated by these search sites exceeds these minimum amounts. The Company also can generate revenues from hosting or providing the professional service to customize publisher web, search sites and providing consulting to build user traffic on the publisher on line vertical community.

The first Excalibur supported vertical search site was launched into production in November 2006. As of July 31, 2007, there are a total of 16 Excalibur supported websites in production from 13 different B2B publishers and a total of 35 vertical search websites in development awaiting launch. The majority of the revenues earned for the six months ended July 31, 2007 represented contract minimum revenue amounts.

The Company expects additional revenue growth to be generated by the FAST Ad Momentum™ platform (“Ad platform”) it licensed from FAST on March 31, 2007. The Ad platform is being integrated with Excalibur, and will enable publishers to better manage the monetization of their professional communities’ search experiences and increase the effectiveness of search-based revenues on their Excalibur supported web sites. This Ad Platform is also expected to work as an additional marketing channel that will connect the publisher websites supported by Excalibur directly with the providers of advertising inventory, increasing the opportunities for the Excalibur supported sites to further increase their advertising revenues.

The Company operates two facilities to host its Excalibur product offering. These facilities are located in San Diego, CA and Dallas, TX. These hosting facilities are operated under a master hosting arrangement with AT&T that expires in July 2009.

During the first quarter of fiscal 2008, management undertook actions to restructure and realign the cost structure of its Excalibur business to the Company’s focus its resources on the strategy to expand its presence in the B2B publishing market. The restructuring of the Excalibur business reduced the headcount of the Excalibur business by approximately 32 individuals, principally in research and product development, and closed facilities in Montreal, Canada and Lyon, France. Through July 31, 2007 the Company has incurred total costs of approximately $1.0 million related to this action, including one time severance costs of $0.8 million; estimated facility related closing costs of $166,000; and other relocation and contractual costs of $59,000. During the quarter ended July 31, 2007, the Company entered into a sublease agreement for the Montreal, Canada facility and subsequently revised the restructuring liability related to this facility. As a result, the Company recorded a restructuring credit of $150,000 in the second quarter of fiscal 2008 primarily related to the increase in expected sublease rental proceeds. The total expenses reported above include this credit.

The Company reevaluated the forfeiture rates used in determining stock compensation expense during the second quarter in conjunction with the combination of the employee terminations stemming from the restructuring outlined above and from the jimpending sale of the Enterprise Search Business to FAST. As a result, the estimated forfeiture rates used in determining stock compensation expense were increased to 10.0% and 12.5% for Option Class 1 and Option Class 2, respectively, to reflect the increased number of stock options that will not vest as a consequence of these two events. The forfeiture rates used in the first quarter of this fiscal were 3.8% and 10.0% for option Class 1 and Class 2, respectively. The increased forfeiture rates triggered a cumulative catch up adjustment that reduced stock compensation by $535,000 in the three and six months ended July 31, 2007.

Management believes that the Excalibur hosting center environment has sufficient equipment capacity to host vertical search websites for 200 trade publications each with an average community of 40,000 users at competitive search performance levels. Going-forward, cash outlays for Excalibur will be limited to equipment, personnel and general operating costs, including marketing activities. The Company expects to increase its investment in Excalibur and may also elect to seek additional funding sources for this effort. The Company may also elect to seek additional and/or alternative market segments for the Excalibur offering over the coming quarters as complimentary technologies or businesses.

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

Results of Operations

For the three months ended July 31, 2007, total revenues from continuing operations were $255,000, as compared to $68,000 for the comparable prior-year period. The net loss from continuing operations for the three months ended July 31, 2007 was $6.0 million or $0.11 per common share as compared to a net loss from continuing operations of $10.2 million or $0.19 per common share in the comparable period of the prior fiscal year. Net loss from discontinued operations was $0.2 million for the three months ended July 31, 2007 or $0.01 per share as compared to a net loss from discontinued operations of $0.8 million, or $0.02 per share in the comparable period of the prior fiscal year. Net loss for the three months ended July 31, 2007 was $6.2 million or $0.12 per share as compared to a net loss of $11.1 million or $0.21 per share for the comparable period of the prior year.

For the six months ended July 31, 2007, total revenues from continuing operations were $579,000, as compared to $88,000 for the comparable prior-year period. The net loss from continuing operations for the six months ended July 31, 2007 was $13.8 million or $0.26 per common share as compared to a net loss from continuing operations of $20.8 million or $0.40 per common share in the comparable period of the prior fiscal year. Net income from discontinued operations was $20,000 for the six months ended July 31, 2007 or $0.00 per share as compared to a net loss from discontinued operations of $241,000, or $0.01 per share in the comparable period of the prior fiscal year. Net loss for the six months ended July 31, 2007 was $13.8 million or $0.26 per share; Net loss for the comparable period of the prior year was $21.1 million or $0.41 per share.

One customer accounted for a total of 92% of the revenue for the quarter ended July 31, 2007. Two customers accounted for 69% and 29%, respectively of total revenues for the quarter ended July 31, 2006.

Two customers accounted for 77% and 17%, respectively, of total revenues for the six-month period ended July 31, 2007. During the six-month period ended July 31, 2006 two customer accounted for 53% and 45%, of total revenues, respectively.

Three Months Ended July 31, 2007 as compared to July 31, 2006

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues for the three month periods ended July 31, 2007 and 2006, respectively (dollar amounts are in thousands):

	Components of Revenue and Expenses				Increase/ (Decrease) %
	Three Months Ended July 31,
	2007		2006
Continuing Operations
Revenues:	$255	100%	$68	100%	275%
Operating Expenses:
Cost of revenue	2,071	812%	1,853	2725%	12%
Sales & marketing	1,193	468%	1,273	1872%	(6%)
Research and product development	906	355%	2,874	4226%	(68%)
General and administrative	2,592	1016%	3,927	5776%	(34%)
Amortization of capitalized research and development costs	-	0%	1,016	1494%	(100%)
Total operating expenses	$6,762	2652%	$10,943	16093%	(38%)
Operating loss	$(6,507)		$(10,875)		(40%)
Other income, net	478		649
Net loss before income taxes	(6,029)		(10,226)
Income tax benefit	-		-
Net loss from continuing operations	(6,029)		(10,226)
Discontinued Operations
Net Income from discontinued operations	(186)		(836)
Net loss	$(6,215)		$(11,062)

Continuing Operations:

Revenue:
Revenue for the three months ended July 31, 2007 totaled $255,000 as compared to $68,000 for the corresponding prior year period. As of July 31, 2007, the Company has contracts with 13 publishers for a total of 51 Excalibur supported vertical search sites, a total of 16 of vertical search sites were in production at July 31, 2007. The Company had no Excalibur supported vertical search sites in production prior to November 2006.

One customer accounted for a total of 92% of the revenue for the quarter ended July 31, 2007. Two customers accounted for 69% and 29%, respectively of total revenues for the quarter ended July 31, 2006.

Expenses:
Total expenses from continuing operations for the three months ended July 31, 2007 were $6.8 million, a decrease of $4.2 million (38%) from the $10.9 million in comparable period of the prior year. This decrease includes a $2.5 million decrease in compensation expense resulting from the Company’s restructuring of the Company’s B2B operation that were undertaken during the first quarter of this fiscal year, a $0.5 million reduction in compensation expense resulting from the cumulative catch up adjustment from the increase in the estimated forfeiture rate used to compute stock compensation expense, and a $1.4 million decrease in depreciation and amortization, stemming from the impairment of the Excalibur hosting assets and capitalized software development costs recorded in the third quarter of fiscal 2007.

Cost of revenue:
Cost of revenue for the three months ended July 31, 2007 increased by $0.2 million or 12% to $2.1 million from the $1.9 million recorded in the comparable prior fiscal period. This increase is due to the formation of the publisher services implementation team in the first quarter of fiscal 2008, which increased headcount from an average of 12 for the fiscal 2007 period to an average of 20 in the current year period. The resulting compensation cost increases were offset by reduced depreciation costs in the first quarter of fiscal 2008 resulting from the impairment charge recorded to write down the hosting equipment in the third quarter of fiscal 2007.

Sales and marketing:
Sales and marketing for the three months ended July 31, 2007 decreased 6% to $1.2 million from $1.3 million reported for the comparable prior-year period due to lower compensation costs. Sales and marketing headcount declined from an average of 15 in the quarter ended July 31, 2006 to an average of 13 in the same period of the current year.

Research and product development:
Research and product development expense for the three months ended July 31, 2007 decreased by $2.0 million or 68% to $0.9 million as compared to $2.9 million in the comparable period of the prior year. This decrease is principally due to the reduction of engineering headcount from an average of 56 in the first quarter of fiscal 2007 to an average of 28 in the same period for fiscal 2008. The reduction of headcount is due to the restructuring action undertaken during the first quarter of fiscal 2008 and a reduction of consultant cost due to the wind up of development and documentation activities after the release of the Excalibur product in November 2005.

General and administrative:
General and administrative expense for the three months ended July 31, 2007 decreased by $1.0.million or 34% to $2.6 million in the first quarter of fiscal 2008 from $3.9 million in the comparable period of the prior fiscal year. This decrease is principally due to a $1.3 million decrease in compensation expenses stemming from lower staffing levels. General and administrative headcount decreased to an average of 21 in the second quarter of fiscal 2008 from an average of 30 in the comparable period of the prior fiscal year. This decrease in headcount includes the departures of the former chief financial officer and the former chief operating officer in the second half of fiscal 2007. This decrease also includes a $0.4 million reduction in stock compensation expense from the cumulative catch up adjustment made to estimated forfeiture rates

Amortization of capitalized research and product development:
Amortization of capitalized research and product development for the three months ended July 31, 2007 decreased by $1.0 million or 100% to zero from $1.0 million in the second quarter of fiscal 2007 due to the aforementioned impairment charge which was recognized on the Excalibur capitalized software development costs in the third quarter of fiscal 2007.

Discontinued operations:
The net loss from the discontinued operations was of $0.2 million for the three months ended July 31, 2007, a net improvement for the period of $0.6 million from a net loss from discontinued operations of $0.8 million in the comparable period of the prior year. This decrease includes: a $0.8 million decrease in revenue for the three months ended July 31, 2007, with Enterprise Search revenues declining to $2.4 million for the three months ended July 31, 2007 as compared to $3.2 million for the comparable period of the prior year. The decrease in revenue was offset by a $1.5 million reduction in overall expenses, which decreased to $2.6 million in the current period from $4.1 million in the comparable prior year period. The reduction in expenses is principally due to a $1.1 million decrease in compensation expense due to lower staffing levels, $0.3 million decrease in marketing costs due to a reduced marketing campaign schedule for RetrievalWare stemming from its sale to FAST, and $0.1 million in reduced cost of sales from lower sales volume.

The individual components of expense for discontinued operations included: Cost of revenues decreasing $0.1 million to $0.9 million for the three months ended July 31, 2007 from $1.0 million in the comparable period of the prior year due to the decline in sales volume. Research and product development costs decreasing by $0.1 million to $0.9 million for the three months ended July 31, 2007 from $1.0 million in the comparable prior year period, due to headcount reductions stemming from the restructuring in the first quarter of fiscal 2008. Sales and marketing cost declining by $1.2 million from $1.9 million for the three months ended July 31, 2006 to $0.7 million in the current fiscal year due to a decline in headcount from an average of 22 in the second quarter of fiscal 2007 compared to an average of 11 in the comparable current year period. General and administrative expenses were $0.1 million for both the three months ended July 31, 2007 and 2006.

Six Months Ended July 31, 2007 as compared to July 31, 2006

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues for the six month periods ended July 31, 2007 and 2006, respectively (dollar amounts are in thousands):

	Components of Revenue and Expenses				Increase/ (Decrease) %
	Six Months Ended July 31,
	2007		2006
Continuing Operations
Revenues:	$579	100%	$88	100%	558%
Operating Expenses:
Cost of revenue	4,004	692%	3,751	4263%	7%
Sales & marketing	2,212	382%	2,368	2691%	(7%)
Research and product development	2,195	379%	5,887	6690%	(63%)
General and administrative	6,915	1194%	7,911	8989%	(13%)
Amortization of capitalized research and development costs	-	0%	2,030	2307%	(100%)
Total operating expenses	$15,326	2646%	$21,947	24940%	(30%)
Operating loss	$(14,747)		$(21,859)		(33%)
Other income, net	969		1,022
Net loss before income taxes	(13,778)		(20,837)
Income tax benefit	-		-
Net loss from continuing operations	(13,778)		(20,837)
Discontinued Operations
Net Income from discontinued operations	20		(241)
Net loss	$(13,758)		$(21,078)

Revenue:
Revenue for the six months ended July 31, 2007 totaled $579,000 as compared to $88,000 for the corresponding prior year period. As of July 31,2007, the Company has contracts with 13 publishers for a total of 51 Excalibur supported vertical search sites, a total of sixteen of these vertical search sites were in production at July 31, 2007. The Company had no Excalibur supported vertical search sites in production prior to November 2006.

Two customers accounted for 77% and 17%, respectively, of total revenues for the six-month period ended July 31, 2007. During the six-month period ended July 31, 2006 two customer accounted for 53% and 45%, of total revenues, respectively.

Expenses:
Total expenses from continuing operations for the six months ended July 31, 2007 were $15.3 million, a decrease of $6.7 million or 30% from the $22.0 million in the prior year. This decrease includes a $3.5 million decrease in compensation resulting from a decline in headcount from the Company’s restructuring undertaken in the first quarter of the current fiscal year and a $0.5 million reduction in compensation expense resulting from the cumulative catch up adjustment from the increase in the estimated forfeiture rate used to compute stock compensation expense. The restructuring actions are reflected in the decline in headcount from an average of 111 for the six months ended July 31, 2006 to an average of 85 for the six months ended July 31, 2007. The decrease in expenses also includes a $3.0 million decrease in depreciation and amortization, stemming from the impairment of the Excalibur hosting assets and capitalized software development costs recorded in the third quarter of fiscal 2007. These reductions were offset by a net $0.8 million charge for the net cost to settle the DSMCi lawsuit and the Company’s related indemnification claim against NGTL, both of which settled in May 2007.

Cost of revenue:
Cost of revenue for the six months ended July 31, 2007 increased by $0.2 million or 7% to $4.0 million in fiscal 2008 from $3.8 million recorded in the comparable prior fiscal period. This increase is due to a $1.2 million increase in compensation costs due to increased staffing levels. Headcount increased from an average of 11 during the first half of fiscal 2007 to an average of 21 in for the same period of fiscal 2008 due to the formation of the publisher services implementation team. The resulting cost increases were offset by reduced depreciation costs of $0.9 million in the first half of fiscal 2008 resulting from the impairment charge recorded to write down the hosting equipment in the third quarter of fiscal 2007.

Sales and Marketing:
Sales and marketing for the six months ended July 31, 2007 decreased by $0.2 million or 7% to $2.2 million from $2.4 million in the comparable prior-year period due to lower compensation costs. Sales and marketing headcount declined from an average of 16 in the six months ended July 31, 2006 to an average of 13 in the same period of the current year.

Research and product development:
Research and product development expense for the three months ended July 31, 2007 decreased by $3.7 million or 63% to $2.2 million as compared to $5.9 million in the comparable period of the prior year. This decrease is principally due to the reduction of engineering headcount from an average of 55 in the first half of fiscal 2007 to an average of 31 in the same period for fiscal 2008. The reduction of headcount is due to the restructuring action undertaken in the first quarter of fiscal 2008 and a reduction of consultant cost due to the wind up of development and documentation activities after the release of the Excalibur product in November 2005.

General and Administrative:
General and administrative expense for the six months ended July 31, 2007 decreased by $1.0 million or 13% to $6.9 million in the first half of fiscal 2008 from $7.9 million in the comparable period of the prior fiscal year. This decrease includes a $1.7 million decrease in compensation expense stemming from lower staffing levels. Headcount decreased to an average of 21 in the first half of fiscal 2008 from an average of 28 in the comparable period of the prior fiscal year. This decrease in headcount includes the departure of the former chief operating officer and former chief financial officer in the second half of fiscal 2007. This decrease also includes $0.4 million reduction in stock compensation expense stemming from the cumulative catch up adjustment made to estimated forfeiture rate. This decrease is offset in part by the $0.8 million charge recorded in the first quarter of fiscal 2008 for the settlement of the DSMCi matter.

Amortization of Capitalized Research and Product Development:
Amortization of capitalized research and product development for the six months ended July 31, 2007 decreased by $2.0 million or 100% to zero from $2.0 million in the first half of fiscal 2007 due to the aforementioned impairment charge which was recognized on the Excalibur capitalized software development costs in the third quarter of fiscal 2007.

Discontinued Operations:
The Company’s Enterprise Search business had a net income of $20,000 for the six months ended July 31, 2007, compared to a net loss $241,000 in the comparable period of the prior year, a net improvement for the period of $261,000. This decrease includes: a $2.3 million decrease in revenue for the six months ended July 31, 2007, with revenues declining to $5.6 million for the six months ended July 31, 2007, as compared to $7.9 million for the comparable period of the prior year. The decrease in revenue was offset by a $2.5 million reduction in overall Enterprise Search expenses to $5.6 million from $8.1 million in the comparable prior year period. The reduction in expenses includes a $1.6 million reduction in compensation expense due to the reduction of Enterprise Search staffing from an average of 68 for the six months ended July 31, 2006 to an average of 53 for the comparable period of the current fiscal year, a reduction in commissions and cost of sales due to the lower sales volume, and a reduction in marketing costs for Enterprise Search resulting from sale of RetrievalWare.

The individual components of expense for discontinued operations included: Cost of revenues decreasing $0.4 million to $1.9 million from $2.3 million in the comparable period of the prior year due to the decline in sales volume. Research and product development costs decreasing by $0.1 million to $2.0 million from $2.1million with average headcount for the six months ended July 31, 2006 of 27 declining to 26 for the comparable period of the prior fiscal year. Sales and marketing expense decreased by $2.2 million to $1.4 million in the six months ended July 31, 2007 from $3.6 million in the first half of fiscal 2007 from headcount decreasing from average of 22 for the first six months of fiscal 2007 to an average of 11 in the comparable current year period. A reduction of marketing program costs stemming from the decision to sell the RetrievalWare business to FAST and lower commissions resulting from lower overall sales volume also contributed to the decrease in Sales and marketing expenses. General and administrative expenses increased by $0.1 million to $0.3 million for the six months ended July 31, 2007 from $0.2 million in the comparable prior year period.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and restricted cash at July 31, 2007 as compared to January 31, 2007 is summarized below (in thousands).

	July 31, 2007	January 31, 2007	Change
Cash and cash equivalents	$35,898	$47,433	$(11,535)
Restricted cash	71	71	-
Total	$35,969	$47,504	$(11,535)

At July 31, 2007, the Company’s principal source of liquidity was cash and cash equivalents of $35.9 million.

The Company’s operating activities consumed $11.9 million in cash during the six-month period ended July 31, 2007. The primary use of cash from operating activities was the net loss from continuing operations of $13.8 million. The net loss was reduced for non-cash expenses represented by depreciation and amortization of $1.1 million offset by, the $0.5 million reduction in stock-based compensation stemming from the cumulative catch-up adjustment from the increase in estimated forfeiture rates. Increases to accounts receivable and prepaid expenses used $0.1 million and $0.9 million, respectively. Increases to accounts payable and accrued expenses provided $0.4 million while decreases to deferred revenues used $0.1 million. Net cash of $1.9 million was provided from the discontinued RetrievalWare operations during the six-month period ended July 31, 2007.

During the six-month period ended July 31, 2006, the Company’s operating activities used $12.3 million in cash. The net loss of $20.8 million was offset by non-cash charges totaling $7.1 million, including depreciation and amortization of approximately $4.1 million and stock-based compensation of $3.0 million. The $3.0 million decrease in depreciation and amortization expense between the fiscal 2008 and fiscal 2007 are the result of the impairment charge recognized on the Excalibur Web offering assets recorded in the third quarter of fiscal 2007. Discontinued operations consumed $0.4 million during the six-month period ended July 31, 2006.

The Company’s investing activities consumed $44,000 in cash during the six-month period ended July 31, 2007. These expenditures related almost entirely to equipment and leasehold improvement related to the continuing operations of Excalibur. During the six-month period ended July 31, 2006, investing activities used $0.3 million. Purchases of equipment and leasehold improvements totaling $0.2 million were related to continuing operations while purchases of equipment and leasehold improvements related to discontinued operations totaled $0.1 million.

Cash flows from financing activities for the six-month periods ended July 31, 2007 and 2006 were all provided by continuing operations. For the six-month period ended July 31, 2007 the exercise of employee stock options provided $0.7 million offset by the repurchase of common shares of $0.2 million. For the six-month period ended July 31, 2006, financing activities provided cash of $32.4 million. In February 2006, the Company completed a private placement of common stock resulting in net proceeds of approximately $36.7 million. Concurrent with the private placement the Company retired a credit facility of $5.0 million. The issuance of stock under the employee stock purchase plan provided $0.1 million offset by the repurchase of shares totaling approximately $0.4 million. The exercise of employee stock options provided $0.6 million during the six month period ended July 31, 2006.

As discussed previously, on August 9, 2007, the Company announced that it had sold the assets of its RetrievalWare business to Fast for $23.0 million, including $18.1 million of cash, $4.0 million in restricted cash - held in escrow, and the assumption of approximately $0.9million in employee-related liabilities and is subject to subsequent adjustment for working capital and other items.

In fiscal 2007, $16.4 million, or 98.4%, of the Company’s revenue of $16.7 million was derived from RetrievalWare. The closing of the sale of RetrievalWare will in the short term substantially reduce the Company’s revenue base and continue its trend of operating losses and uses of cash at least for the short term until the revenue base for Excalibur grows to sufficient levels to support its expense base. The Company believes that it has sufficient resources to fund the Company’s operations for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary were approximately 80% of total revenues from continuing operations in the first six months of fiscal year 2008. International sales are made predominantly from the Company's foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of July 31, 2007, approximately 93% of total consolidated accounts receivable were denominated in British pounds. The majority of these receivables are due within 30 days of the end of the second fiscal quarter. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of July 31, 2007, approximately one percent of the Company’s aggregate cash and cash equivalents were denominated in British pounds, EUROs or Canadian dollars. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company also has certificates of deposit of $71,000 and $450,000, included in restricted cash and other assets respectively, which are pledged to collateralize letters of credit required for leased facilities. Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer and its Chief Financial Officer, who is the Company’s principal accounting officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 31, 2007.

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

The Company has not fully remediated the above material weaknesses in the Company’s internal control over financial reporting at July 31, 2007. Management identified and has commenced the process of implementing the following procedures to remediate these material weaknesses:

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

Accordingly, the material weakness that existed at January 31, 2007, as described above and disclosed in Item 9A of our fiscal 2007 Form 10-K, has not been fully remediated as of July 31, 2007. As a result of the foregoing material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of July 31, 2007.

We are continuing to monitor the effectiveness of our processes, procedures and controls and will make any further changes that management determines appropriate.

Changes in Internal Control over Financial Reporting

Except for the actions we are taking to remediate the material weaknesses in our internal control over financial reporting , as discussed above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-- OTHER INFORMATION

Item 1.          Legal Proceedings

The following amends and restates the description of a previously reported legal proceeding in order to report a material development during the quarter ended July 31, 2007.

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

On May 25, 2007, the Company entered into settlement agreements with DSMCi and NGTL. In June 2007 the Company paid DSMCi $1.2 million for a full release of all claims and causes of action against the Company relative to the lawsuit. The arbitration claim against NGTL in conjunction with its indemnification of the Company in the DSMCi matter was also settled resulting in a payment from NGTL to the Company. The Company has recognized net expense for the settlement of these matters of $825,000 which is included in general and administrative expenses in the Statement of Operations for the six months ended July 31, 2007.

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
The 2007 Annual Meeting of Stockholders was held July 24, 2007. The following individuals were elected to serve as the Board of Directors for terms expiring at the 2008 Annual Meeting of Stockholders:

	Number of Shares Voted
	For	Withheld
Ronald J. Whittier	41,229,956	161,953
Herbert A. Allen	41,188,116	203,793
Herbert A. Allen III	41,145,298	246,611
Patrick C. Condo	41,188,507	203,402
John C. Botts	41,024,901	367,008
Eli S. Jacobs	41,024,091	367,818
Donald R. Keough	41,188,896	203,013
Ajay Menon	41,020,717	371,192
Sydney Pollack	41,228,102	163,807
Carl J. Rickertsen	41,226,722	165,187
Jeffrey White	41,020,717	371,192
Alexander F. Parker	41,234,746	157,163

Item 5.	Other Information	None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

September 10, 2007	By:/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

September 10, 2007	By:/s/ Matthew G. Jones
Matthew G. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)