Form 10-Q
period 2007-10-31
CONVERA CORP
filed 2007-12-10
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

The number of shares outstanding of the registrant's Class A common stock as of December 4, 2007 was 53,223,694

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2007

PART I. FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	October 31, 2007	January 31, 2007
	(Unaudited)	(Unaudited)
Current Assets:
Cash and cash equivalents	$44,119	$47,433
Restricted cash	71	71
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	242	170
Escrow, prepaid expenses and other	3,722	1,022
Assets held for sale	-	6,281
Total current assets	48,154	54,977

Equipment and leasehold improvements, net of accumulated depreciation of $11,685 and $9,705, respectively	6,200	3,714
Other assets	743	590
Total assets	$55,097	$59,281

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,077	$1,837
Accrued expenses	1,625	2,190
Deferred revenues	669	726
Liabilities held for sale	-	3,431
Total current liabilities	5,371	8,184

Other accrued liabilities-long term	52	-
Total liabilities	5,423	8,184

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 53,874,250 and 53,469,299 shares issued, respectively; 53,217,695 and 52,812,744 shares outstanding, respectively	539	535
Treasury stock at cost, 656,555 and 656,555 shares, respectively	(1,517)	(1,517)
Additional paid-in-capital	1,169,673	1,168,907
Accumulated deficit	(1,117,639)	(1,115,533)
Accumulated other comprehensive loss	(1,382)	(1,295)
Total shareholders' equity	49,674	51,097
Total liabilities and shareholders' equity	$55,097	$59,281

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues:
Hosted services	$259	$65	$838	$152

Expenses:
Cost of revenues	2,457	2,366	6,461	6,117
Sales and marketing	772	988	2,984	3,351
Research and product development	1,140	2,563	3,335	8,450
General and administrative	2,239	3,224	9,153	11,135
Amortization of capitalized research and product development costs	-	1,016	-	3,045
Impairment of capitalized research and product development costs, equipment and other prepaid expenses	-	6,407	-	6,407
	6,608	16,564	21,933	38,505

Operating loss	(6,349)	(16,499)	(21,095)	(38,353)

Other income, net	482	643	1,451	1,665
Loss from continuing operations	$(5,867)	$(15,856)	$(19,644)	$(36,688)
Income (loss) from discontinued operations	(240)	1,844	(221)	1,598
Gain from sale of discontinued RetrievalWare operations	17,759	-	17,759	-
Income from discontinued operations	17,519	1,844	17,538	1,598
Net income (loss)	$11,652	$(14,012)	$(2,106)	$(35,090)
Basic and diluted net income (loss) per common share:
Continuing operations	$(0.11)	$(0.30)	$(0.37)	$(0.70)
Discontinued operations	0.33	0.03	0.33	0.03
Basic and diluted net income (loss) per common share	$0.22	$(0.27)	$(0.04)	$(0.67)

Weighted-average number of common shares outstanding - Basic and diluted	53,217,695	52,727,371	53,100,787	52,023,434
Other comprehensive income (loss):
Net income (loss)	$11,652	$(14,012)	$(2,106)	$(35,090)
Foreign currency translation adjustment	(90)	185	(87)	207
Comprehensive income (loss)	$11,562	$(13,827)	$(2,193)	$(34,883)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months ended October 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss from continuing operations	$(19,644)	$(36,688)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization	1,861	6,211
Stock-based compensation	136	4,589
Impairment of capitalized research and development costs and equipment	-	6,407
Changes in operating assets and liabilities:
Accounts receivable	(33)	55
Prepaid expenses and other assets	(18)	545
Accounts payable, accrued expenses	(358)	281
Deferred revenues	(53)	517
Net cash used in operating activities from continuing operations	(18,109)	(18,083)
Net cash provided by operating activities from discontinued operations	1,376	2,893
Net cash used in operating activities	(16,733)	(15,190)

Cash Flows from Investing Activities:
Proceeds from the sale of RetrievalWare business, net of direct costs	16,432	-
Purchases of equipment and leasehold improvements	(3,383)	(275)
Net cash provided by (used in) investing activities from continuing operations	13,049	(275)
Net cash used in investing activities from discontinued operations	(4)	(138)
Net cash provided by (used in) investing activities	13,045	(413)

Cash Flows from Financing Activities:
Proceeds from the private placement of stock, net	-	36,744
Proceeds from the exercise of stock options, net	458	1,384
Repayment of long-term debt	-	(5,000)
Net cash provided by financing activities from continuing operations	458	33,128
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	458	33,128
Effect of Exchange Rate Changes on Cash	(84)	174
Net (Decrease) Increase in Cash and Cash Equivalents	(3,314)	17,699

Cash and Cash Equivalents, beginning of period	47,433	37,741

Cash and Cash Equivalents, end of period	$44,119	$55,440
Non-cash Operating and Investing Activities :
Payables for the acquisition of equipment and other assets	$993	$-

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

Convera Corporation (“Convera” or the “Company”) was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).

As of October 31, 2007 and 2006, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera.

On August 9, 2007, the Company completed the sale of its RetrievalWare Enterprise Search Business (“Enterprise Search”) to Fast Search & Transfer (“FAST”) for $23.0 million, including $22.1 million of cash, of which $4.0 million is being held in escrow for one year, and the assumption of approximately $0.9 million in employee-related liabilities to FAST (the “FAST Transaction”). FAST acquired the assets of the RetrievalWare business, assumed certain obligations of the business and retained certain of the employees serving its Enterprise Search customers. The purchase price is subject to subsequent adjustments for working capital and the resolution of claims against the Enterprise Search business for which the Company has provided FAST indemnification. Prior to the FAST Transaction the Company was operating under two reportable segments, the Enterprise Search business (also referred to as the RetrievalWare business) and its web indexing segment, Excalibur. Concurrent with the FAST Transaction the remaining Excalibur Web indexing business is reported as a single segment. The assets and liabilities of the RetrievalWare business have been reported as “assets held for sale” and “liabilities held for sale” on the accompanying Consolidated Balance Sheets as of January 31, 2007. The operations of the RetrievalWare business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows. See further discussion in Note 3-Discontinued Operations.

With the sale of the RetrievalWare Enterprise Search business, the Company’s principal source of revenue is provided through sales of its Excalibur vertical search services to the websites of publishers of trade business publications (“B2B Publishers”). Excalibur delivers a vertical slice of the Web that is relevant for a particular vertical community, affording the professional users ready access to the most timely and relevant information to perform their work. The Excalibur search service is viewed by publishers as a way to attract and build a loyal user base for the publisher’s on-line vertical community and to create opportunities for on-line advertising revenues.

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

The Company earns its revenue from providing its Excalibur vertical search services to the websites of B2B Publishers. Under its agreements with the B2B Publishers the Company generally receives a percentage of website advertising revenue, typically ranging between 20% and 50% of advertising revenues. The Company also has some contracts that include subscription fees, or revenues generated from end user search queries. Many of the contracts with publishers contain minimum revenue amounts that the Company receives until website advertising revenue generated by these search sites exceeds these minimum amounts. The Company also can generate revenues from hosting or providing the professional service to customize publisher web, search sites and providing consulting to build user traffic on the publisher online vertical community.

The first Excalibur supported vertical search site was launched into production in November 2006. As of October 31, 2007, there are a total of 25 Excalibur supported websites in production from 17 different B2B Publishers and a total of 23 vertical search websites in the implementation phase prior to launch to production (“pilot phase”).

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

During the first and third quarters of fiscal 2008, management undertook actions to restructure the cost structure for its Excalibur business and to properly align the organization with the market and the Company’s business plan. The Company reduced headcount by approximately 45 individuals, principally in research and product development and closed facilities in Montreal, Canada and Lyon, France. In conjunction with this action to restructure costs and realign the business, the Company incurred costs of approximately $1.2 million including one-time severance costs of $0.9 million and estimated facility and other related closing costs of $0.2 million. See Note 10 for further information related to this restructuring effort. Insofar as Excalibur is a new offering with limited market acceptance, the Company is continually reviewing the Excalibur service and its business plan to determine the potential profitability of the service and most efficient cost structure. As a result of preliminary findings, the Company expects to implement additional cost-savings measures to conserve cash.

The Company’s operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses and achieve profitability; the ability of Excalibur to achieve market acceptance; fluctuations in operating results including impacts from reduced corporate IT spending and lengthier sales cycles; the uncertainty of newly emerging technologies including Excalibur; continued success in technological advances and development; the delay or deferral of customer software implementations; changes in software and hardware products that may render the Company’s products incompatible with these systems; the potential for errors in its software products that may result in loss of or delay in market acceptance and sales; the dependence on proprietary technology licensed from third parties; possible adverse changes to the Company’s intellectual property which could harm its competitive position; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; reliance on third party hosting facilities for the Company’s Excalibur product; a dependence on international sales; the need to retain key personnel; the ability of the Company to use net operating loss carryforwards; the availability of additional capital financing on terms acceptable to the Company, if at all; and the present ownership structure of the Company which includes Allen Holdings Inc. and related parties who are able collectively to significantly influence the outcome of matters requiring a stockholder vote, such that other shareholders will not have an influence over any such matters.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2007. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and nine-month periods ended October 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2008.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include an allowance for doubtful accounts receivable, estimates for restructuring reserves, recoverability of deferred tax assets and other intangible assets. Actual results could differ from those estimates.

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

Principles of consolidation

The consolidated financial statements include the accounts of Convera Corporation and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

Revenue Recognition
Revenue from the Company’s Excalibur product can consist of hosted services, professional services and advertising revenue shares.

Excalibur hosted service revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”. The Company evaluates Excalibur hosted services arrangements that have multiple deliverables, in accordance with as Emerging Issues Task Force (“EITF”) Abstract Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”. Multiple deliverable arrangements that contain elements that do not qualify as separate units of accounting are recognized ratably over the term of the hosting arrangement. Excalibur Hosted service agreements typically include advertising share revenue agreements, and may include monthly contract minimum service fees. Monthly contract minimums and other hosting fees or set-up fees are recognized ratably over the term of the hosting agreement. Advertising share revenues are recognized when earned under the provisions of the hosting agreement. No advertising revenue has been recorded to date under any of the hosted services agreements, however, as additional publisher vertical sites are launched and hosted on the Company’s Excalibur product, the Company will become dependent on its publisher customers to provide timely and accurate reports of the web advertising revenue sold by the publisher on each of these sites to determine its revenue.

Impairment of Long-Lived Assets

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company’s assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment.

Research and Product Development Costs

Because the Company’s Excalibur Web product encountered a long period between technological feasibility and the attainment of commercial availability, the Company began capitalizing software development costs related to Excalibur during the first quarter of fiscal year 2006 and continued to do so until such time as “commercial availability” was determined. Amortization of previously capitalized software development costs for this offering commenced on November 1, 2005 and was scheduled to continue over a twenty-four-month period. During the three and six-month periods ended July 31, 2006 the Company recognized amortization expense of capitalized research and development costs of $1.0 million and $2.0 million, respectively, which is included in continuing operations on the consolidated statements of operations and comprehensive loss. Based on the net realizable value analysis performed by the Company for the Excalibur product in the third quarter of fiscal year 2007, the Company did not expect to recover the carrying value of the assets directly associated with the Excalibur product. As a result the unamortized balance of the related capitalized research and development costs was written off in the third quarter of fiscal year 2007.

(3) DISCONTINUED OPERATIONS

On August 9, 2007, the Company completed the sale of Enterprise Search to FAST for $23.0 million, including $22.1 million of cash, of which $4.0 million is held in escrow for one year, and the assumption of approximately $0.9 million in employee-related liabilities to FAST. FAST acquired the assets of the RetrievalWare business, assumed certain obligations of the business and retained certain employees serving its Enterprise Search customers. The purchase price is subject to subsequent adjustments for working capital and the resolution of claims against the Enterprise Search business for which the Company has provided FAST indemnification.

For the nine months ended October 31, 2007, the Company recorded a net gain on the sale of approximately $17.8 million which is net of approximately: $1.5 million of net assets transferred to FAST, an estimated purchase price adjustment of $0.9 million and transaction fees and other costs. Allen & Company LLC, a company affiliated with the majority shareholder, acted as financial advisor for the Transaction and was paid a fee of 1.5% of the consideration plus expenses, which totaled $349,000. Due to the Company’s accumulated net operating loss carryforwards, no federal or state income taxes for the gain on sale of this business has been provided or is otherwise required at October 31, 2007.

The assets and liabilities of the RetrievalWare Business have been accounted for as “assets held for sale” and “liabilities held for sale” for all periods presented in accordance with the criterion established in SFAS No. 144. The Company entered into a transition services agreement under which the Company will be reimbursed for services rendered and expenses incurred related to the transfer of finance accounting and contracts functions of the RetrievalWare business to FAST. These transition services will not be material to RetrievalWare cash flows. Therefore, in accordance with SFAS No. 144, the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows report the operations and cash flows of RetrievalWare, as discontinued operations.

Revenue from the, RetrievalWare product line generally consisted of software licenses, training, professional services and software maintenance. The Company recognized revenue for its RetrievalWare product in accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Software Revenue Recognition, with respect to certain transactions. Software licenses were sold to customers as a permanent license (“Perpetual License”) or as a license for a definitive period of time (“Term License”).Provided that the fee was fixed and determinable, persuasive evidence of an arrangement existed and collection of the resulting receivable was considered probable, revenue from the sale of Perpetual Licenses and Term Licenses was recognized upon shipment of product if VSOE exists using the residual method. When VSOE could not be established, Term License revenue was recorded ratably over the term of the license. The Company generally utilized the residual methodology as described in paragraph 12 of SOP 97-2 as amended by SOP 98-9 for recognizing revenue related to multi-element software agreements.

The following table presents the summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Revenue	$146	$5,870	$5,730	$13,763

Expenses
Cost of revenues	112	1,074	2,019	3,340
Sales and marketing	39	1,884	1,424	5,476
Research and product development	221	935	2,241	2,988
General and administrative	14	133	267	361
Total expenses	386	4,026	5,951	12,165

Gain on sale of discontinued operations	17,759		17,759
Net income from discontinued operations	$17,519	$1,844	$17,538	$1,598

(4) RECENT PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of SFAS No. 115” (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

(5)  NET LOSS PER COMMON SHARE

The Company follows SFAS No. 128, “Earnings Per Share,” for computing and presenting net loss per share information. Basic income or loss per common share for continuing and discontinued operations is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as the computation would be anti-dilutive. When discontinued operations are present, income (loss) before discontinued operations on a per share basis represents the “control number” in determining whether potential common shares are dilutive or antidilutive. Thus, the same number of common shares used in computing diluted EPS for income from continuing operations have been used in calculating all diluted EPS amounts.

The following tables set forth the computation of basic and diluted net income (loss) per common share from continuing operations and discontinued operations (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Continuing Operations
Numerator:
Net loss from continuing operations	$(5,867)	$(15,856)	$(19,644)	$(36,688)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	53,217,695	52,727,371	53,100,787	52,023,434

Basic and diluted net loss per common share from continuing operations	$(0.11)	$(0.30)	$(0.37)	$(0.70)

Discontinued Operations
Numerator:
Net income from discontinued operations	$17,519	$1,844	$17,538	$1,598

Denominator:
Weighted average number of common shares outstanding - basic and diluted	53,217,695	52,727,371	53,100,787	52,023,424

Basic net income (loss) per common share from discontinued operations	$0.33	$(0.03)	$0.33	$(0.03)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Stock options	28,078	1,747,547	-	2,971,623
Deferred stock	176,850	625,521	185,477	703,425
	204,928	2,373,068	185,477	3,675,048

(6)  SEGMENT REPORTING

On March 31, 2007, the Company agreed to sell the assets of its Enterprise Search business to FAST and subsequently completed this sale on August 9, 2007. Prior to the agreement to sell the RetrievalWare business the Company was operating under two reportable segments, the Enterprise Search business (also referred to as the RetrievalWare business) and its vertical search segment, Excalibur. Concurrent with this agreement the remaining Excalibur Web indexing business is reported as a single segment. The assets and liabilities of the RetrievalWare business have been reported as “assets held for sale” and “liabilities held for sale” on the accompanying Consolidated Balance Sheets. Revenue, expenses and cash flows related to the RetrievalWare business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows. See further discussion in Note 3-Discontinued Operations.

Operations by Geographic Area

The following table presents information about the Company’s continuing operations by geographical area:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Sales to Customers:
United States	$10	$20	$123	$106
United Kingdom	249	45	715	46
	$259	$65	$838	$152

Major Customers

There were no revenues from sales to agencies of the U.S. Government during the three or nine-month periods ended October 31, 2007. For the three months ended October 31, 2006 revenues derived from sales to agencies of the U.S. Government were $20,000, representing 31% of total revenues. During the nine-month period ended October 31, 2006 revenues from sales to agencies of the U.S. Government were $106,000, representing 69% of total revenues.

One customer accounted for a total of 90% of the revenue for the quarter ended October 31, 2007. Two customers accounted for 69% and 31%, respectively, of total revenues for the quarter ended October 31, 2006.

Two customers accounted for 81% and 12%, respectively, of total revenues for the nine-month period ended October 31, 2007. During the nine-month period ended October 31, 2006 two customers accounted for 69% and 31%, of total revenues, respectively.

(7) INCOME TAXES

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. Based on current projections of taxable income for the year ending January 31, 2008, the Company expects that it will generate additional Net Operating Losses (“NOLs”) for the remainder of the year.

On August 9, 2007, the Company completed the sale of its Enterprise Search business (see Note 3 -Discontinued Operations), and recognized income from discontinued operations of $17.5 million for the nine months ended October 31, 2007 and a total net loss for the nine-month period of $2.1 million. No federal or state income taxes were provided on the income generated from discontinued operations due to the substantial net operating loss carryforwards available for federal and state income taxes. The Company offsets the deferred tax provision triggered by the gain recognized on the sale of the Enterprise Search business by the reversal of a portion of the previously recorded valuation allowance on the net deferred tax assets.

As of October 31, 2007, the Company’s deferred tax assets exceed its deferred tax liabilities. Given the Company’s inability to generate sufficient taxable income to realize the benefits of those net deferred tax assets, the Company has a net deferred tax asset of approximately $98.7 million at October 31, 2007 which is offset by a full valuation allowance.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on February 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision (benefit). The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions and in foreign jurisdictions, primarily the UK and Canada. Tax years that remain subject to examination include: US federal and state tax returns from fiscal 2004 to present; Tax returns in the UK from fiscal 2005 to present and Canadian tax returns from fiscal 2004 to present. The Company is not currently under audit for income taxes in any jurisdiction.

(8) CONTINGENCIES

The Company is a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business. The Company believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse affect on its financial position, operations or cash flow. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions or future actions be unfavorable, Convera’s financial position, operations and cash flows could be materially adversely affected.

(9) STOCK-BASED COMPENSATION

On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments,” (“SFAS No. 123(R)”) using the modified-prospective method. Under this transition method, compensation expense recognized subsequent to adoption includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and 2) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective method, our results of operations for prior periods have not been restated.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility of the Company’s common stock. The expected life of an option is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis. During the quarter ended October 31, 2007 the Company evaluated various grouping schemes for all option holders based on holding periods and exercise behavior. Based on this evaluation the Company determined that the grouping of Directors and non-Directors displayed significantly different exercise behavior. The FASB has stated that where such diversity exists, the options should be valued separately with different assumptions. As such, the Company has established two groups for option valuation, Group 1 is comprised of Directors; Group 2 includes all other employees.

As SFAS No.123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three and nine-month periods ended October 31, 2007 and 2006 have been reduced for estimated forfeitures. During the quarter ended October 31, 2007, the Company reevaluated the forfeiture rate as a result of the current year restructuring actions, the sale of the Enterprise Search business to FAST and the current quarter regrouping of option holders to address the impact that these actions have on the ultimate vesting of stock options. As a result, the forfeiture rate used in the computation of stock option expense for the three and nine-month periods ended October 31, 2007 was set to 1.2% for Class 1 and to 15% for Class 2. The effect of the change in the estimated forfeitures and option holder groupings in the current quarter has been recognized as a cumulative catch-up credit adjustment of approximately $270,000 that was included in the compensation cost for the quarter ended October 31, 2007. The cumulative catch up adjustment adjusts cumulative compensation cost recognized to date to the amount that would have been recognized if the new estimate of forfeitures had been used since the grant date. As a result net stock compensation expense of $477,000 was recorded in the current quarter.

The following table shows the assumptions used for the grants that occurred in each period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Expected life of stock options	4.19 years	6.13 years	4.68 Years	6.14 Years
Expected volatility	65%	60%	68%	62%
Risk free interest rates	4.30%	4.73%	4.63%	4.81%
Dividend yield	None	None	None	None
Weighted average fair value of options granted during the period	$ 1.73	$3.04	$ 1.38	$ 3.43

As of October 31, 2007, no stock-based compensation costs related to stock options were capitalized as part of the cost of an asset. As of October 31, 2007 a total of $11.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.1 years.

The Company’s Employee Stock Purchase Plan, or “ESPP,” was discontinued as of July 31, 2006. The ESPP allowed eligible employees to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. The Company’s ESPP was deemed to be compensatory, and therefore, ESPP expenses under SFAS 123R have been included in the Company’s Condensed Consolidated Statements of Operations for the nine-month period ended October 31, 2006.

The impact on the Company’s results of operations of recording stock-based compensation related to stock options and the ESPP for the three and nine-month periods ended October 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Continuing Operations
Cost of revenues	$68	$76	$188	$128
Sales and marketing	(4)	20	88	166
Research and product development	23	293	131	946
General and administrative	391	745	602	1,866
Continuing Operations Total	$478	$1,134	$1,009	$3,105
Discontinued Operations	(1)	220	176	592
Total	$477	$1,354	$1,185	$3,697

Deferred Stock Compensation Plan

Beginning in fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several senior officers of the Company have been awarded shares of deferred stock with varying vesting provisions. Nonvested shares of stock granted under the Company’s stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as compensation expense over the corresponding service period. Deferred stock compensation is subject to the provisions of FAS 123(R) and as such is adjusted for estimated forfeitures. During the first quarter of the current fiscal year the employment of two officers in the plan was terminated prior to vesting their awards. The forfeiture of these shares represented a large percentage of the total plan and as a result increased the forfeiture rate related to this plan significantly. The cumulative effect of this adjustment to the forfeiture rate resulted in a net compensation expense credit of $1.2 million, or $0.02 per common share, recorded in the quarter ended April 30, 2007. As of October 31, 2007, an aggregate of 300,000 shares of deferred stock were outstanding.

The following table summarizes the deferred stock compensation plans as of October 31, 2007.

Deferred Stock Plan Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 31, 2007	890,000	$5.64
Granted	-	-
Vested	(190,000)	6.14
Forfeited	(400,000)	5.50
Nonvested at October 31, 2007	300,000	$5.50

As of October 31, 2007, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Deferred Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

The impact on the Company’s results of operations of recording stock-based compensation related to deferred stock for the three and nine-month periods ended October 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Continuing Operations
Research and product development	$83	$110	$(1,086)	$330
General and administrative	-	385	213	1,155
Continuing Operations Total	$83	$495	$(873)	$1,485
Discontinued Operations	-	-	-	-
Total	$83	$495	$(873)	$1,485

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

During the current quarter and in conjunction with the sale of the RetrievalWare business, the Company reduced its workforce by an additional seven employees, including five from the engineering group and two from the services group. In connection with this action the Company recorded an additional expense of $0.1 million related to severance and benefits costs. During the three and nine-month periods ending October 31, 2007, the Company paid $0.2 million and $1.1 million, respectively, against these accruals. The remaining liability of $0.2 million includes $30,000 in long-term liabilities related to the net facility terminations costs. The Company expects to pay the remaining balance related to this restructuring effort through August 2009.

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

Expenses related to the operational restructuring effort appear in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (amounts in thousands):

	Three Months Ended	Nine Months Ended
	October 31, 2007	October 31, 2007
Continuing Operations
Cost of revenues	$-	$70
Sales and marketing	-	29
Research and product development	-	740
General and administrative	-	127
Continuing Operations Total	$-	$966
Discontinued Operations	135	207
Total	$135	$1,173

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

Overview

On March 31, 2007, the Company agreed to sell the assets of its RetrievalWare Enterprise Search business for $23.0 million in cash to Fast Search & Transfer (“FAST”). This transaction closed on August 9, 2007 with FAST assuming certain obligations of the business and retaining certain employees serving its RetrievalWare customers. Accordingly, revenues and expenses and cash flows related to the Enterprise Search business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows. The assets and liabilities of the Enterprise Search business are reported as “assets held for sale” and “liabilities held for sale” on the accompanying Consolidated Balance Sheet. See further discussion in Note 3 - Discontinued Operations.

With the sale of the Enterprise Search business, the Company’s principal source of revenue is provided through sales of its Excalibur vertical search services to the websites of publishers of trade business publications (“B2B Publishers”). These websites are targeted to professionals in the industries supported by the publication. Excalibur provides B2B Publishers with a more cost-effective way to accelerate the transition from providing periodical hard content in printed form to providing their content dynamically to their target viewers and participants of interactive on-line vertical communities. Excalibur delivers a vertical slice of the Web that is relevant for a particular vertical community, affording the professional users ready access to the most timely and relevant information to perform their work. The Excalibur search service is viewed by publishers as a way to attract and build a loyal user base for the publisher’s on-line vertical community and to create opportunities to grow their on-line advertising revenues.

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

The Company earns revenue from providing its Excalibur vertical search services to the websites of B2B Publishers. Under its agreements with the B2B Publishers, the Company generally receives a percentage of website advertising revenue, typically ranging between 20% and 50% of advertising revenues. The Company also has some contracts that include subscription fees, or revenues generated from end user search queries. Many of the contracts with publishers contain minimum revenue amounts that the Company receives until website advertising revenue generated by these search sites exceeds these minimum amounts. The Company also can generate revenues from hosting or providing the professional service to customize publisher web, search sites and providing consulting to build user traffic on the publisher on-line vertical community.

The first Excalibur supported vertical search site was launched into production in November 2006. As of October 31, 2007, there are a total of 25 Excalibur supported websites in production from 17 different B2B Publishers and a total of 23 vertical search websites in development awaiting launch. The majority of the revenues earned for the nine months ended October 31, 2007 represented contract minimum amounts.

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

During the first quarter of fiscal 2008, management undertook actions to restructure and realign the cost structure of its Excalibur business to focus its resources on the strategy to expand its presence in the B2B publishing market. The restructuring of the Excalibur business reduced the headcount of the Excalibur business by approximately 32 individuals, principally in research and product development, and closed facilities in Montreal, Canada and Lyon, France. During the current quarter in conjunction with the sale of the RetrievalWare business, the Company reduced its workforce by an additional seven employees, including five from the engineering group and two from the services group. In connection with this action the Company recorded an additional expense of $0.1 million related to severance and benefits costs. Through October 31, 2007 the Company has incurred total costs of approximately $1.2 million related to these actions, including one time severance costs of $0.9 million; estimated facility related closing costs of $166,000; and other relocation and contractual costs of $59,000. During the quarter ended July 31, 2007, the Company entered into a sublease agreement for the Montreal, Canada facility and subsequently revised the restructuring liability related to this facility. As a result, the Company recorded a restructuring credit of $150,000 in the second quarter of fiscal 2008 primarily related to the increase in expected sublease rental proceeds. The total expenses reported above include this credit. Insofar as Excalibur is a new offering with limited market acceptance, the Company is continually reviewing the Excalibur service and its business plan to determine the potential profitability of the service and most efficient cost structure. As a result of preliminary findings, the Company expects to implement additional cost-savings measures in the fourth quarter to conserve cash.

In conjunction with the current quarter’s stock option expense calculation, the Company evaluated various grouping schemes for all option holders based on holding periods and exercise behavior as well as the forfeiture rates associated with these groups. Based on this evaluation the Company determined that the grouping of Directors and non-Directors displayed significantly different exercise behavior. As such, the options for these two groups have been valued separately with different assumptions. The Company determined that due to the employee terminations stemming from the restructuring outlined above and from the sale of the Enterprise Search Business to FAST, as well as the re-grouping of the option holders that the forfeiture rates should also be reevaluated. As a result, the forfeiture rates used in the computation of stock option expense for the three and nine-month periods ended October 31, 2007 were set to 1.2% for Directors and to 15% for all remaining employees. The effect of the change in the estimated forfeitures and option holder groupings in the current quarter has been recognized as a cumulative catch-up credit adjustment of approximately $0.3 million that was included in the stock compensation cost for the current quarter. Net stock compensation expense of $0.5 million and $1.2 million was recorded in the three and nine-month periods ended October 31, 2007, respectively.

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

Results of Operations

For the three months ended October 31, 2007, total revenues from continuing operations were $259,000, as compared to $65,000 for the comparable prior-year period. The net loss from continuing operations for the three months ended October 31, 2007 was $5.9 million or $0.11 per common share as compared to a net loss from continuing operations of $15.9 million or $0.30 per common share in the comparable period of the prior fiscal year. Net income from discontinued operations, including the gain on the sale of the discontinued operation, was $17.5 million for the three months ended October 31, 2007 or $0.33 per share as compared to a net income from discontinued operations of $1.8 million, or $0.03 per share in the comparable period of the prior fiscal year. Net income for the three months ended October 31, 2007 was $11.7 million or $0.22 per share as compared to a net loss of $14.0 million or $0.27 per share for the comparable period of the prior year. Net income for both three months ended October 31, 2007 and nine months ended October 31, 2007 reflects a gain of $17.8 million from the sale of the Enterprise Search business.

For the nine months ended October 31, 2007, total revenues from continuing operations were $838,000, as compared to $152,000 for the comparable prior-year period. The net loss from continuing operations for the nine months ended October 31, 2007 was $19.6 million or $0.37 per common share as compared to a net loss from continuing operations of $36.7 million or $0.70 per common share in the comparable period of the prior fiscal year. Net income from discontinued operations, excluding the gain from the sale of discontinued operations, was $17.5 million for the nine months ended October 31, 2007 or $0.33 per share as compared to a net income from discontinued operations of $1.6 million or $0.03 per share in the comparable period of the prior fiscal year. Net loss for the nine months ended October 31, 2007 was $2.1 million or $0.40 per share; Net loss for the comparable period of the prior year was $35.1 million or $0.67 per share.

Three Months Ended October 31, 2007 as compared to October 31, 2006

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues for the three month-periods ended October 31, 2007 and 2006, respectively (dollar amounts are in thousands):

	Components of Revenue and Expenses				Increase/ (Decrease) %
	Three Months Ended October 31,
	2007		2006
Continuing Operations
Revenues:	$259	100%	$65	100%	298%
Operating Expenses:
Cost of revenue	2,457	949%	2,366	3640%	4%
Sales & marketing	772	298%	988	1520%	(22%)
Research and product development	1,140	440%	2,563	3943%	(56%)
General and administrative	2,239	864%	3,224	4960%	(31%)
Amortization of capitalized research and development costs	-	0%	1,016	1563%	(100%)
Impairment of long-lived assets	-	0%	6,407	9857%	(100%)
Total operating expenses	$6,608	2551%	$16,564	25483%	(60%)
Operating loss	$(6,348)		$(16,499)		(62%)
Other income, net	482		643
Net loss before income taxes	(5,867)		(15,856)
Income tax benefit	-		-
Net loss from continuing operations	(5,867)		(15,856)
Discontinued Operations
Income (loss) from discontinued operations	(240)		1,844
Gain on sale on disposal of discontinued operations	17,759		-
Net income from discontinued operations	17,519		1,844
Net income (loss)	$11,652		$(14,012)

Continuing Operations:

Revenue:
Revenue for the three months ended October 31, 2007 totaled $259,000 as compared to $65,000 for the corresponding prior year period. As of October 31, 2007, the Company has contracts with 17 publishers for a total of 48 Excalibur supported vertical search sites, a total of 25 of vertical search sites were in production at October 31, 2007. The Company had no Excalibur supported vertical search sites in production prior to November 2006.

One customer accounted for a total of 90% of the revenue for the quarter ended October 31, 2007. Two customers accounted for 69% and 31%, respectively of total revenues for the quarter ended October 31, 2006.

Expenses:
Total expenses from continuing operations for the three months ended October 31, 2007 were $6.6 million, a decrease of $10.0 million or 60% from $16.6 million in comparable period of the prior year. This decrease includes: the $6.4 million impairment charge recorded on the B2B hosting assets and the capitalized software development costs recognized in the third quarter of fiscal 2007; a $2.1 million decrease in compensation expense resulting from the Company’s restructuring of the Company’s B2B operation that were undertaken during the first quarter of this fiscal year; and a $1.0 million decrease in amortization, stemming principally from the aforementioned impairment of the capitalized software development costs recorded in the third quarter of fiscal 2007.

Cost of revenue:
Cost of revenue for the three months ended October 31, 2007 increased by $0.1 million or 4% to $2.5 million from the $2.4 million recorded in the comparable prior fiscal period. This increase is due to increased compensation costs from higher staff levels with the formation of the publisher services implementation team in the first quarter of fiscal 2008.

Sales and marketing:
Sales and marketing for the three months ended October 31, 2007 decreased by $0.2 million or 22% to $0.8 million from $1.0 million reported for the comparable prior-year period resulting from lower marketing programs costs in the current period. Marketing program costs were higher in the prior year from the ramp up of the B2B business in fiscal 2007. This increase was offset in part by increased compensation costs due to addition of sales and marketing staff.

Research and product development:
Research and product development expense for the three months ended October 31, 2007 decreased by $1.5 million or 56% to $1.1 million as compared to $2.6 million in the comparable period of the prior year. This decrease is principally due to the reduction of engineering staff levels which decreased compensation expense by $1.2 million due to the restructuring action undertaken during the first quarter of fiscal 2008 and a reduction of consultant cost due to the wind up of development and documentation activities after the release of the Excalibur product in November 2005.

General and administrative:
General and administrative expense for the three months ended October 31, 2007 decreased by $1.0 million or 31% to $2.2 million as compared to $3.2 million in the comparable period of the prior fiscal year. This decrease is due to a $1.0 million decrease in compensation expenses stemming from lower staffing levels as well as a severance accrual in the third quarter of the prior fiscal year related to the departure of a former executive officer.

Amortization of capitalized research and product development:
Amortization of capitalized research and product development for the three months ended October 31, 2007 decreased from $1.0 million to zero or 100% in the second quarter of fiscal 2007 due to the aforementioned impairment charge which was recognized on the Excalibur capitalized software development costs in the third quarter of fiscal 2007.

Impairment of long lived assets:
The Company recognized an impairment charge of $6.4 million on the Excalibur capitalized software development costs in the third quarter of fiscal 2007; no such charge was recorded in the third quarter of fiscal 2008.

Discontinued operations:
The Company has $17.5 million of income from discontinued operations for the three months ended October 31, 2007 as compared to net income from discontinued operations of $1.8 million from the comparable period of the prior year.

The increase in net income includes the gain on disposal of the discontinued operation of $17.8 million recorded during the current quarter in conjunction with the FAST Transaction and is offset by approximately $2.0 million decrease in profit from operating the business, resulting in a net loss of $0.2 million in the discontinued business for the three months ended October 31, 2007 as compared to net income of $1.8 million in the comparable year ago period.

The net loss from the discontinued operations, excluding the gain recorded on the sale of discontinued operation, was $0.2 million for the three months ended October 31, 2007, a decrease of $2.0 million from net income of $1.8 million from discontinued operations in the comparable period of the prior year. The results for discontinued operations for the quarter ended October 31, 2007 include only nine days of business activity up to the close of the sale on August 9, 2007. Enterprise Search revenues decreased by $5.7 million for the three months ended October 31, 2007, to $0.1 million for the three months ended October 31, 2007 as compared to $5.8 million for the comparable period of the prior year. The decrease in revenue was offset by a $3.6 million reduction in overall expenses, which decreased to $0.4 million in the current period from $4.0 million in the comparable prior year period. The reduction in expenses includes a $3.0 million decrease in compensation expense due to lower staffing levels, and decreases of $0.2 million in commissions and $0.4 million in cost of sales due to the lower sales volume.

The individual components of expense for discontinued operations included: Cost of revenues decreasing $1.0 million to $0.1 million for the three months ended October 31, 2007 from $ 1.1 million in the comparable period of the prior year due to the decline in sales volume. Sales and marketing cost declining by $1.9 million from $1.9 million for the three months ended October 31, 2006 to zero in the current fiscal year due to a decline in sales and marketing staffing levels and reduced marketing program costs. Research and product development costs decreasing by $0.7 million to $0.2 million for the three months ended October 31, 2007 from $0.9 million in the comparable prior year period, due to headcount reductions stemming from the restructuring in the first quarter of fiscal 2008. General and administrative expenses declined $0.1 million to zero for the three months ended October 31, 2007 from $0.1 million in the three months ended October 31, 2006.

Nine Months Ended October 31, 2007 as compared to October 31, 2006

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues for the nine-month periods ended October 31, 2007 and 2006, respectively (dollar amounts are in thousands):

	Components of Revenue and Expenses				Increase/ (Decrease) %
	Nine Months Ended October 31,
	2007		2006
Continuing Operations
Revenues:	$838	100%	$152	100%	451%
Operating Expenses:
Cost of revenue	6,461	771%	6,117	4024%	6%
Sales & marketing	2,984	356%	3,351	2205%	(11%)
Research and product development	3,335	398%	8,450	5559%	(61%)
General and administrative	9,153	1092%	11,135	7326%	(18%)
Amortization of capitalized research and development costs	-	0%	3,045	2003%	(100%)
Impairment of long-lived assets	-	0%	6,407	4217%	(100%)
Total operating expenses	$21,933	2617%	$38,505	25332%	(43%)
Operating loss	$(21,095)		$(38,353)		(45%)
Other income, net	1,451		1,665
Net loss before income taxes	(19,644)		(15,856)
Income tax benefit	-		-
Net loss from continuing operations	(19,644)		(36,688)
Discontinued Operations
Income (loss) from discontinued operations	(221)		1,598
Gain on sale on disposal of discontinued operations	17,759		-
Net income from discontinued operations	17,538		1,598
Net loss	$(2,106)		$(35,090)

Revenue:
Revenue for the nine months ended October 31, 2007 totaled $838,000 as compared to $152,000 for the corresponding prior year period. As of October 31,2007, the Company has contracts with 17 publishers for a total of 48 Excalibur supported vertical search sites, a total of 25 of these vertical search sites were in production at October 31, 2007. The Company had no Excalibur supported vertical search sites in production prior to November 2006.

Two customers accounted for 81% and 12%, respectively, of total revenues for the nine-month period ended October 31, 2007. During the nine-month period ended October 31, 2006 two customer accounted for 53% and 45%, of total revenues, respectively.

Expenses:
Total expenses from continuing operations for the nine months ended October 31, 2007 were $21.9 million, a decrease of $16.6 million or 43% from the $38.5 million in the prior year. This decrease includes a $6.1 million decrease in compensation resulting from a decline in staffing levels from the Company’s restructuring undertaken in the first quarter of the current fiscal year. The decrease in expenses also includes a $3.0 million decrease in depreciation and amortization and the $6.4 million decrease stemming from the impairment of the Excalibur hosting assets and capitalized software development costs recorded in the third quarter of fiscal 2007. These reductions were offset by a net $0.8 million charge for net cost to settle the DSMCi Inc. (“ DSMCi”) lawsuit in May 2007.

Cost of revenue:
Cost of revenue for the nine months ended October 31, 2007 increased by $0.4 million or 6% to $6.5 million in fiscal 2008 from $6.1 million recorded in the comparable prior fiscal period. This increase includes a $1.2 million increase in compensation costs due to increased staffing levels from the formation of the publisher services implementation team. The resulting cost increases were offset by reduced depreciation costs of $0.9 million in the first half of fiscal 2008 resulting from the impairment charge recorded to write down the hosting equipment in the third quarter of fiscal 2007.

Sales and Marketing:
Sales and marketing for the nine months ended October 31, 2007 decreased by $0.4 million or 11% to $3.0 million from $3.4 million in the comparable prior-year period due to lower compensation costs resulting from reduced marketing program costs. Marketing program costs were higher in the prior year from the ramp up of the B2B business in fiscal 2007 offset in part by increased compensation costs due to addition of sales and marketing staff levels.

Research and product development:
Research and product development expense for the three months ended October 31, 2007 decreased by $5.1 million or 61% to $3.3 million as compared to $8.5 million in the comparable period of the prior year. This decrease is principally due to a $4.1 million reduction in compensation costs stemming from a reduction in engineering staffing levels achieved in the restructuring action undertaken in the first quarter of fiscal 2008 and a reduction of consulting costs due to the wind up of development and documentation activities after the general product release of the Excalibur product in November 2005.

General and Administrative:
General and administrative expense for the nine months ended October 31, 2007 decreased by $1.9 million or 18% to $9.2 million for the nine-month period in fiscal 2008 from $11.1 million in the comparable period of the prior fiscal year. This decrease includes a $3.2 million decrease in compensation expense stemming from lower Executive and G&A staffing levels as well as severance payments made in the third and fourth quarters of the prior fiscal year related to the departures of certain former executive officers. One of these officers was not replaced, further reducing the expense in the current year. This decrease is offset in part by the higher legal costs including the $0.8 million charge recorded in the first quarter of fiscal 2008 for the settlement of the DSMCi matter.

Amortization of Capitalized Research and Product Development:
Amortization of capitalized research and product development for the nine months ended October 31, 2007 decreased by $3.0 million or 100% to zero from $3.0 million in the first half of fiscal 2007 due to the aforementioned impairment charge recorded on the Excalibur capitalized software development costs in the third quarter of fiscal 2007.

Impairment of long lived assets:
The Company recognized an impairment charge of $6.4 million on the Excalibur capitalized software development costs in the nine months ended October 31, 2006; no such charge was recorded in the current year period.

Discontinued Operations:
The Company has $17.5 million of income from discontinued operations for the nine months ended October 31, 2007 as compared to net income from discontinued operations of $1.6 million from the comparable period of the prior year.

The increase in net income includes the gain on disposal of the discontinued operation of $17.8 million recorded during the current quarter in conjunction with the completion of the sale of the Enterprise Search business to FAST on August 9, 2007 and is offset by the $1.8 million decrease in profit from operating the business, resulting in a net loss of $0.2 million from operating the discontinued business for the nine months ended October 31, 2007 down from net income of $1.6 million in the comparable year ago period.

The Enterprise Search business had a net loss of $221,000 for the nine months ended October 31, 2007, a net decrease for the period of $1.8 million from net income of $1.6 million in the comparable period of the prior year. The results for discontinued operations for the nine months ended October 31, 2007 include business activity up through the close of the sale of the Enterprise Search business on August 9, 2007. Enterprise Search revenues decreased by $8.1 million to $5.7 million for the nine months ended October 31, 2007, as compared to $13.8 million for the comparable period of the prior year. The decrease in revenue was offset by a $6.2 million reduction in overall Enterprise Search expenses to $6.0 million from $12.2 million in the comparable prior year period. The reduction in expenses includes a $4.0 million reduction in compensation expense due to the reduction of Enterprise Search staffing levels, a $0.3 million reduction in commissions and a $0.6 million reduction in cost of sales due to the lower sales volume, and a $0.4 million reduction in marketing costs for Enterprise Search resulting from sale of RetrievalWare.

The individual components of expense for discontinued operations included: Cost of revenues decreasing $1.3 million to $2.0 million from $3.3 million in the comparable period of the prior year due to the decline in sales volume. Sales and marketing expense decreased by $4.1 million to $1.4 million in the nine months ended October 31, 2007 from $5.5 million in the fiscal 2007 period due to lower staffing levels and a reduction of marketing program costs stemming from the decision to sell the RetrievalWare business. Lower commissions resulting from lower overall sales volume also contributed to the decrease in Sales and marketing expenses. Research and product development costs decreased by $0.7 million to $2.2 million in the nine months ended October 31, 2007 from $3.0 million for the comparable prior year period due to lower staffing levels. General and administrative expenses for the Enterprise Search business decreased $0.1 million to $0.3 million for the nine months ended October 31, 2007 from $0.4 million for the comparable period of the prior year.

Liquidity and Capital Resources

The Company’s combined balance of cash, cash equivalents and restricted cash at October 31, 2007 as compared to January 31, 2007 is summarized below (in thousands).

	October 31, 2007	January 31, 2007	Change
Cash and cash equivalents	$44,119	$47,433	$(3,314)
Restricted cash	71	71	-
Total	$44,190	$47,504	$(3,314)

At October 31, 2007, the Company’s principal source of liquidity was cash and cash equivalents of $44.2 million.

The Company’s operating activities consumed $16.7 million in cash during the nine-month period ended October 31, 2007. The primary use of cash from operating activities was the net loss from continuing operations of $19.6 million. The net loss was reduced for non-cash expenses represented by depreciation and amortization of $1.9 million and stock-based compensation of $0.1 million. Increases to accounts receivable and prepaid expenses and other assets used $51,000. Decreases to accounts payable and accrued expenses used $0.4 million while decreases to deferred revenues used $53,000. Net cash of $1.4 million was provided from the discontinued RetrievalWare operations during the nine-month period ended October 31, 2007.

During the nine-month period ended October 31, 2006, the Company’s operating activities used $15.2 million in cash. The net loss of $36.7 million was offset by non-cash charges totaling $17.2 million, including depreciation and amortization of approximately $6.2 million, impairment of capitalized research and development costs and equipment of $6.4 million and stock-based compensation of $4.6 million. The $4.3 million decrease in depreciation and amortization expense between the fiscal 2008 and fiscal 2007 are the result of the impairment charge recognized on the Excalibur Web offering assets recorded in the third quarter of fiscal 2007. Discontinued operations provided $2.9 million during the nine-month period ended October 31, 2006.

The Company’s investing activities provided $13.0 in cash during the nine-month period ended October 31, 2007. The sale of the Enterprise Search business (RetrievalWare) provided $16.4 million net of expenses directly related to the transaction. Allen & Company LLC, a company affiliated with the majority shareholder, acted as financial advisor for the Transaction and was paid a fee of 1.5% of the consideration plus expenses, which totaled $349,000. Purchases of equipment and leasehold improvement related to the continuing operations of Excalibur used $3.4 million. During the nine-month period ended October 31, 2006, investing activities used $0.4 million. Purchases of equipment and leasehold improvements totaling $0.3 million were related to continuing operations while purchases of equipment and leasehold improvements related to discontinued operations totaled $0.1 million.

Cash flows from financing activities for the nine-month periods ended October 31, 2007 and 2006 were all provided by continuing operations. For the nine-month period ended October 31, 2007 the exercise of employee stock options provided $0.7 million offset by the repurchase of common shares totaling $0.2 million. For the nine-month period ended October 31, 2006, financing activities provided cash of $33.1 million. In February 2006, the Company completed a private placement of common stock resulting in net proceeds of approximately $36.7 million. Concurrent with the private placement the Company retired a credit facility of $5.0 million. The exercise of employee stock options provided $1.4 million during the nine-month period ended October 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from CTIL, the Company's foreign sales subsidiary were approximately 85% of total revenues from continuing operations in the first nine months of fiscal year 2008. International sales are made predominantly from the Company's foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars. As of October 31, 2007, approximately 98% of total consolidated accounts receivable were denominated in British pounds. The majority of these receivables are due within 30 days of the end of the third fiscal quarter. Additionally, the Company is exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature. The Company is also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of October 31, 2007, approximately one percent of the Company’s aggregate cash and cash equivalents were denominated in British pounds, EUROs or Canadian dollars. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. The Company also has certificates of deposit of $71,000 and $450,000, included in restricted cash and other assets respectively, which are pledged to collateralize letters of credit required for leased facilities. Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and the Company’s exposure to fluctuations in interest rates is limited

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer and its Chief Financial Officer, who is the Company’s principal accounting officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 31, 2007.

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

The Company has not fully remediated the above material weaknesses in the Company’s internal control over financial reporting at October 31, 2007. Management identified and has commenced the process of implementing the following procedures to remediate these material weaknesses:

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

(3)	The Company will perform “mock” closes to test its accounting close and financial reporting process during the fourth quarter to further test its progress towards remediating this weakness.

Procedures to remediate the revenue recognition process material weakness:

(1)	The Company will provide training to the sales and contracts staff to increase awareness and allow for earlier identification of contract structures and issues that could impact revenue recognition.
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

Accordingly, the material weakness that existed at January 31, 2007, as described above and disclosed in Item 9A of our fiscal 2007 Form 10-K, has not been fully remediated as of October 31, 2007. As a result of the foregoing material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of October 31, 2007.

We are continuing to monitor the effectiveness of our processes, procedures and controls and will make any further changes that management determines appropriate.

Changes in Internal Control over Financial Reporting

Except for the actions we are taking to remediate the material weaknesses in our internal control over financial reporting, as discussed above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Submission of Matters to Vote of Security Holders	None

Item 5.	Other Information	None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

December 10, 2007	By:/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

December 10, 2007	By:/s/ Matthew G. Jones
Matthew G. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)