Form 10-Q
period 2008-04-30
CONVERA CORP
filed 2008-06-05
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-31989

CONVERA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1987541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1921 Gallows Road, Suite 200, Vienna, Virginia	22182
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (703) 761-3700

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

The number of shares outstanding of the registrant's Class A common stock as of May 28, 2008 was 53,327,033

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2008

PART I.  FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	April 30, 2008	January 31, 2008
	(Unaudited)
Current Assets:
Cash and cash equivalents	$31,350	$36,641
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	463	182
Escrow, prepaid expenses and other	5,089	4,002
Total current assets	36,902	40,825

Equipment and leasehold improvements, net of accumulated depreciation of $11,747 and $9,705, respectively	4,244	4,913
Other assets	621	629
Total assets	$41,767	$46,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$982	$699
Accrued expenses	1,971	2,282
Deferred revenues	634	651
Total liabilities	3,587	3,632

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 53,983,588 and 53,947,749 shares issued, respectively; 53,327,033 and 53,291,194 shares outstanding, respectively	539	538
Treasury stock at cost, 656,555 and 656,555 shares, respectively	(1,517)	(1,517)
Additional paid-in-capital	1,171,014	1,170,128
Accumulated deficit	(1,130,055)	(1,124,629)
Accumulated other comprehensive loss	(1,801)	(1,785)
Total shareholders' equity	38,180	42,735
Total liabilities and shareholders' equity	$41,767	$46,367

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	April 30,
	2008	2007
Revenues:
Hosted services	$402	$324

Expenses:
Cost of revenues	1,829	1,933
Sales and marketing	876	1,019
Research and product development	1,234	1,289
General and administrative	2,068	4,323
	6,007	8,564

Operating loss	(5,605)	(8,240)

Other income, net	179	491
Loss from continuing operations	(5,426)	(7,749)
Income from discontinued operations	-	206
Net loss	$(5,426)	$(7,543)
Basic and diluted net income (loss) per common share:
Continuing operations	$(0.10)	$(0.15)
Discontinued operations	-	0.01
Basic and diluted net loss per common share	$(0.10)	$(0.14)

Weighted-average number of common shares outstanding – Basic and diluted	53,305,928	52,901,035
Other comprehensive loss:
Net loss	$(5,426)	$(7,543)
Foreign currency translation adjustment	(16)	(253)
Comprehensive loss	$(5,442)	$(7,796)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

For the Three Months ended April 30,
2008	2007
Cash Flows from Operating Activities:
Net loss from continuing operations	$(5,426)	$(7,749)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization	688	421
Stock-based compensation	887	(386)
Gain on disposal of assets	(26)	-
Changes in operating assets and liabilities:
Accounts receivable	(282)	(144)
Prepaid expenses and other assets	(113)	(334)
Accounts payable, accrued expenses	(17)	1,698
Deferred revenues	(17)	(140)
Net cash used in operating activities from continuing operations	(4,306)	(6,634)
Net cash provided by operating activities from discontinued operations	-	505
Net cash used in operating activities	(4,306)	(6,129)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(65)	(24)
Proceeds from disposal of assets	63	-
Net cash used in investing activities from continuing operations	(2)	(24)
Net cash used in investing activities from discontinued operations	-	(4)
Net cash used in investing activities	(2)	(28)

Cash Flows from Financing Activities:
Payment of working capital adjustment related to the sale of the RetrievalWare business	(968)	-
Proceeds from the exercise of stock options, net	-	400
Net cash (used in) provided by financing activities	(968	)-	400

Effect of exchange rate changes on cash	(15)	(136)

Net decrease in cash and cash equivalents	(5,291)	(5,893)

Cash and cash equivalents, beginning of period	36,641	47,433

Cash and cash equivalents, end of period	$31,350	$41,540
Non-cash Operating and Investing Activities :
Payables for the acquisition of equipment and other assets	$-	$3,525

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts expressed in thousands except share and per share data)

(1)            CONVERA CORPORATION

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

Convera was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).  As of April 30, 2008 and 2007, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera and held three seats on the Board of Directors, and would therefore be able to influence the outcome of matters requiring a stockholder vote.

In the third quarter of fiscal 2008, we completed the sale of our RetrievalWare Enterprise Search Business (“Enterprise Search”) to Fast Search & Transfer (“FAST”).  FAST acquired the assets of the Enterprise Search business, assumed certain obligations of the business and retained certain of the employees serving its Enterprise Search customers.  The operations of the Enterprise Search business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows for the quarter ended April 30, 2007.  See further discussion in Note 2-“Discontinued Operations”.

Our operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends; the ability to continue funding operating losses and achieve profitability; the ability of our vertical search business to achieve market acceptance; the ability to compete effectively and respond to rapid technological changes; possible adverse changes to our intellectual property which could harm our ability to compete; actual and potential competition by entities with greater financial resources, experience and market presence than Convera; reliance on a third party hosting facility; a dependence on international sales; the need to attract and retain highly skilled personnel; the ability to use our net operating loss carryforwards; the sufficiency of our internal controls; the availability of additional capital financing on terms acceptable to us, if at all; and the present ownership structure which includes Allen Holdings Inc. and related parties who are able collectively to significantly influence the outcome of matters requiring a stockholder vote, such that other shareholders will not have an influence over any such matters.

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

These consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.  In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods.  The results of operations for the three month period ended April 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2009.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  We believe that our investment policy limits our exposure to concentrations of credit risk.  Our customers are primarily large publishing companies, many of which are located outside the United States.  For the quarters ended April 30, 2008 and 2007, total revenues derived from international sales were approximately $380,000 and $219,000, representing approximately 95% and 68% of total revenues, respectively.  Most of our international sales are in the United Kingdom. Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations.  We extend credit to our customers based on an evaluation of the customer’s financial condition, typically without requiring a deposit or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  Currently, we do not maintain an allowance for anticipated losses.  We perform ongoing evaluations of our exposure for credit losses, examining our historical collection experience and our portfolio of customers, taking into consideration the general economic environment as well as the industry in which we operate.  As our customer base grows, we will periodically review whether a provision is required.  One customer accounted for 80% of total revenues for the quarter ended April 30, 2008.  Two customers accounted for a total of 96% of the revenue for the quarter ended April 30, 2007, with one customer accounting for 65% and another accounting for 31% of total revenues.

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

Our contracts entitle us to receive either: (1) a percentage of the advertising revenue generated by the customer search site (“ad share revenue”) or, (2) fees based on the search volume consumed by the customer (“search volume revenue”). The majority of our current contracts are ad share arrangements that entitle us to receive a percentage of customer search-related advertising revenue earned (typically between 20% and 50% of net advertising revenues).  Many of these ad share contracts also contain monthly minimum service fees that we continue to receive until monthly website advertising revenue generated by the publishers’ search sites exceeds these monthly minimum amounts. Search volume contracts entitle us to receive fees based on the search volume consumed by the customer. These arrangements typically include a fixed monthly minimum fee based on the contracted search volume the customer expects to consume on a monthly basis. We are entitled to receive additional fees from customers whose monthly search volumes exceed the contracted amounts. Contract minimums, including both ad share and search volume contract minimums, and other hosting fees or set-up fees are recognized ratably over the term of the vertical search service agreement. Advertising share and search volume revenues in excess of these minimums are recognized when earned under the provisions of the vertical search services agreement.

Revenues from training and professional services are recognized when the services are performed, provided they qualify as separate units of accounting.

Deferred revenue is recorded when payments are received in advance of our performance in the underlying agreements.

Stock-based Compensation

On February 1, 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). SFAS 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic method under Accounting Principal Board Opinion No. 25 (“APB25”) Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair value based method.  We use the Black-Scholes-Merton (“Black–Scholes”) option pricing model to determine the fair value of stock-based awards under SFAS 123(R) which is consistent with that used for pro forma disclosures under SFAS 123 Accounting for Stock-Based Compensation.

Research and Product Development Costs

Our software development costs are accounted for in accordance with AICPA Statement of Position 98-1 (SOP98-1) “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”. We expense costs incurred in the preliminary project stage and, thereafter, we capitalize permitted costs incurred in the development or acquisition of internal use software.

Certain costs such as research and development, maintenance and training are expensed as incurred. Amortization of the capitalized costs begins on a straight-line basis over the estimated use life of the asset.

Software development costs incurred during the three months ended April 30, 2008 represented software maintenance costs that were expensed as incurred.

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

Exit and Disposal Activities

We recognize these costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 generally requires the recognition of an expense and related liability for one-time employee termination benefits at the communication date and contract termination costs at the cease-use date. The expense and liability are measured at fair value, which is generally determined by estimating the future cash flows to be used in settling the liability.

Effect of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. It does not require any new fair value measurements.  SFAS 157 became effective for us beginning February 1, 2008 and did not have a material impact on our consolidated results of operations and financial condition.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning February 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP SFAS 157-2, on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of SFAS No. 115” (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS 159 became effective for us beginning February 1, 2008 and the adoption did not have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS 141R”).  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement will apply prospectively to any business combinations we may enter into for which the acquisition date is on or after February 1, 2009.

(3)            DISCONTINUED OPERATIONS

In the third quarter of fiscal year 2008, we completed the sale of the RetrievalWare Enterprise Search business to FAST for $23.0 million, including $22.1 million of cash, of which $4.0 million is held in escrow for one year, and the assumption of approximately $0.9 million in employee-related liabilities to FAST. FAST acquired the assets of the Enterprise Search business, assumed certain obligations of the business and retained certain employees serving its Enterprise Search customers. A payment of approximately $1.0 million was made to FAST in the first quarter of the current fiscal year to finalize the working capital adjustment stipulated in the agreement for the sale of the RetrievalWare Enterprise Search business. The working capital adjustment had been accrued at January 31, 2008 as an offset to the $4.0 million held in escrow.

The following table presents the summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations (amounts in thousands):

Three Months Ended April 30, 2007

Revenue	$3,183

Expenses
Cost of revenues	1,053
Sales and marketing	663
Research and product development	1,137
General and administrative	124
Total expenses	2,977

Income from discontinued operations	$206

 (4)           NET LOSS PER COMMON SHARE

We follow SFAS No. 128, “Earnings Per Share,” for computing and presenting per share information.  Basic income or loss per common share for continuing and discontinued operations is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as the computation would be anti-dilutive. When discontinued operations are present, income (loss) before discontinued operations on a per share basis represents the “control number” in determining whether potential common shares are dilutive or antidilutive. Since there is a loss from continuing operations, potential common shares have also been excluded from the denominator used to calculate diluted income per common share from discontinued operations.

The following tables set forth the computation of basic and diluted net income (loss) per common share from continuing operations and discontinued operations (in thousands, except share and per share data):

	Three Months Ended April 30,
	2008	2007

Continuing Operations Numerator:
Loss from continuing operations	$(5,426)	$(7,749)
Discontinued Operations Numerator:
Income from discontinued operations	$-	$206
Net loss Numerator:	$(5,426)	$(7,543)

Denominator Continuing and Discontinued Operations:
Weighted average number of common shares outstanding – basic and diluted	53,305,928	52,901,035

Basic and diluted loss per common share from continuing operations	$(0.10)	$(0.15)

Basic and diluted income per common share from discontinued operations	$-	$.01

Basic and diluted net loss per common share	$(0.10)	$(0.14)

The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive.

	Three Months Ended April 30,
	2008	2007

Stock options	8,035,501	7,242,872
Deferred stock	300,000	450,000
	8,335,501	7,692,872

(5)           SEGMENT REPORTING

Our chief operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Operations by Geographic Area

Revenues by geographic region are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended April 30,
	2008	2007
Sales to Customers:
United States	$22	$105
United Kingdom	352	219
All other	28	-
	$402	$324

	April 30, 2008	January 31, 2008
Long-lived assets:
United States	$4,794	$5,459
All Other	71	83
	$4,865	$5,542

Major Customers

One customer accounted for a total of 80% of the revenues for the quarter ended April 30, 2008.  Two customers accounted for a total of 96% of the revenues for the quarter ended April 30, 2007, with one customer accounting for 65% and another accounting for 31% of total revenues.

(6)           FAIR VALUE MEASUREMENTS

Effective February 1, 2008, we adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2.  SFAS 157 defines fair value as a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed according to the following three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

Level 2 – Inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are not supported by market data

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The fair value of our cash equivalents is based on Level 1, quoted prices in active markets for identical assets.

Assets and liabilities measured at fair value are summarized below (unaudited, in thousands):

		Fair value measurement at reporting date using
Description	April 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$30,452	$30,452	$-	$-
Certificates of deposit	$526	$526	$-	$-

(7)           INCOME TAXES

Our interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending January 31, 2009, we expect to generate additional Net Operating Losses (“NOLs”) for the remainder of the year.

As of April 30, 2008, our deferred tax assets exceed our deferred tax liabilities. As we have not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

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

(8)           CONTINGENCIES

From time to time, we may be a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business.  We believe that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse affect on our financial position, operations or cash flow.  However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions or future actions be unfavorable, our financial position, operations and cash flows could be materially adversely affected.

(9)           STOCK-BASED COMPENSATION

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility.  The expected life of an award is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis.  We have determined that directors and non-directors display significantly different exercise behavior, and accordingly established two groups for option valuation: Group 1 is comprised of directors; Group 2 includes all other employees. As SFAS No.123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the quarter ended April 30, 2008 has been reduced for estimated forfeitures.

Performance Stock Options:

During the first quarter of fiscal 2009, 3.1 million common stock options were issued at an exercise price of $1.92 per share to members of the senior management team. The vesting of the options is contingent upon the Company achieving revenue and EBIDTA of $25 million and $2.5 million, respectively, for the fiscal year ended January 31, 2011. These options were valued using the Black-Scholes option pricing model on the grant date and the aggregate compensation expense for these awards, provided all such options vest, was determined to be $3.4 million. Performance stock options are evaluated in accordance with SFAS No.123(R) on a quarterly-basis over the performance period to determine whether achievement of the underlying performance goals is probable. As of April 30, 2008, the Company has concluded that the achievement of the performance measurements is not probable and therefore has recorded no compensation expense.  If the Company determines in a subsequent period that achievement of the performance goals is now probable, a cumulative catch-up expense adjustment will be required equal to that portion of the total compensation expense attributable to the three year vesting period that has elapsed.

The following table shows the weighted-average assumptions used to estimate the fair values for all stock option grants that occurred in the periods presented.

	Three Months Ended April 30,
	2008	2007
Expected term of stock options	4.73 Years	6.13 Years
Expected volatility	68%	70%
Risk free interest rates	2.63%	4.61%
Dividend yield	None	None
Weighted average grant date fair value of options granted during the period	$1.09	$2.05

As of April 30, 2008 a total of $8.3 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.8 years.

Deferred Stock Compensation Plan

Beginning in fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several of our senior officers have been awarded shares of deferred stock with varying vesting provisions.  Nonvested shares of stock granted under the stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock.  Such value is recognized as compensation expense over the corresponding service period.  Deferred stock compensation is subject to the provisions of FAS 123(R) and as such is adjusted for estimated forfeitures.  During the quarter ended April 30, 2007, the employment of two officers in the plan was terminated prior to vesting their awards.  The forfeiture of these shares represented a large percentage of the total plan and as a result increased the forfeiture rate related to this plan significantly.  The cumulative effect of this adjustment to the forfeiture rate resulted in a net compensation expense credit of $1.1 million, or $0.02 per common share, recorded in the quarter ended April 30, 2007.  As of April 30, 2008, an aggregate of 300,000 shares of deferred stock were outstanding.

The following table summarizes the deferred stock compensation plans as of April 30, 2008.

Deferred Stock Plan Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 31, 2008	300,000	$5.50
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at April 30, 2008	300,000	$5.50

As of April 30, 2008, there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Deferred Stock Plan.  That cost is expected to be recognized over a weighted-average period of 0.7 years.

The impact on our results of operations of recording stock-based compensation related to stock options and deferred stock for the three-month periods ended April 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended April 30,
	2008	2007
Continuing Operations
Cost of revenues	$52	$73
Sales and marketing	46	22
Research and product development	231	(1,131)
General and administrative	489	650
Continuing Operations Total	$818	$(386)
Discontinued Operations	-	169
Total	$818	$(217)

(10)            OPERATIONAL RESTRUCTURING

During the first quarter in the previous fiscal year, we implemented actions to restructure our expenses.  These restructuring actions were not performed pursuant to a formal plan to restructure the business; rather, they occurred throughout the quarter to focus our resources on the strategy to expand our presence in the online publishing market.  In connection with this effort, we reduced our workforce by 38 employees worldwide and closed facilities in Montreal, Canada and Lyon, France. Total costs recognized in the quarter ended April 30, 2007 related to these efforts were $1.2 million.

We recognized these costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 generally requires the recognition of an expense and related liability for one-time employee termination benefits at the communication date and contract termination costs at the cease-use date. The expense and liability are measured at fair value, which is generally determined by estimating the future cash flows to be used in settling the liability.

Expenses related to the operational restructuring effort appear in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (amounts in thousands):

Three Months Ended
April 30, 2007
Continuing Operations
Cost of revenues	$93
Sales and marketing	29
Research and product development	849
General and administrative	121
Continuing Operations Total	$1,092
Discontinued Operations	96
Total	$1,188

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
The statements contained in the following discussion that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the expectations, beliefs, intentions or strategies regarding the future of our business.  Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements regarding our future expectations, performance, plans and prospects as well as assumptions about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of such factors, including those set forth in our Annual Report.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and the consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission.

Overview
We provide vertical search services to trade publishers. Our technology and services help publishers to build a loyal online community and increase their internet advertising revenues.  With the use of our vertical search services, our customers can create search engines customized to meet the specialized information needs of their audience by combining publisher proprietary content with an authoritative subset of the Web.  On March 31, 2007, we agreed to sell the assets of our Enterprise Search business for $23.0 million in cash to FAST. This transaction closed on August 9, 2007 with FAST assuming certain obligations of the business and retaining certain employees serving its Enterprise Search customers. Accordingly, revenues and expenses and cash flows related to the Enterprise Search business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows for the quarter ended April 30, 2007.  See further discussion in Note 2, “Discontinued Operations” in the Notes to Consolidated Financial Statements.

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

We use an AT&T facility to host our vertical search offering.  This facility, located in Dallas, TX, is operated under a master hosting arrangement that expires in July 2009.  We also maintained a hosting facility in San Diego, CA, which was vacated on January 31, 2008 in an effort to appropriately scale our hosting infrastructure. We believe that our Dallas hosting center environment has sufficient equipment capacity and redundancy to host vertical search websites for 200 trade publications each with an average community of 40,000 users at competitive search performance levels, providing sufficient capacity to meet our current needs.

Trends

As of April 30, 2008, Convera has 75 vertical search websites with 25 separate publishers under contract, with 45 of these vertical search sites in production and 30 of the websites in development awaiting launch. At April 30, 2007, Convera had 20 vertical search websites from 10 publishers under contract, of which 7 were in production and 13 were in development awaiting launch.  Our strategy for fiscal 2009 is to continue to target the top 50 B2B publishers in the United States and United Kingdom, which have an estimated 2,000 plus relevant trade magazine titles that have the economic attributes necessary to support search-based websites.  For both newly signed and current customers, our expectation is that the publishers will launch vertical search-based websites in a much shorter period of time than was typical in fiscal 2008 due to the release of version 2 of our Publisher Control Panel.  The Publisher Control Panel shortens the time required to launch a site from six months to less than a month, which should translate into our receiving advertising based revenues sooner.  The majority of the revenues earned for fiscal year 2008 represented contract minimum amounts for hosted services.  We expect continued growth in hosted service fee revenues, as our new and renewal contracts with publishers will typically contain a minimum service fee for our vertical search services.  We expect advertising share based revenue growth as new and existing websites build traffic and subsequently increase their advertising sales.  We also have launched the Convera Ad Service (“CAS”) as an integral part of our vertical search services, which should result in additional advertising share revenues for us.  CAS will enable publishers to better manage the monetization of their professional communities’ search experiences and increase the effectiveness of search-based revenues on their websites.  CAS can also connect the publisher websites directly with the providers of advertising inventory, increasing the opportunities for the websites to grow their advertising revenues.

As a result of restructuring actions taken throughout fiscal 2008, the quarterly expense run rate has been reduced. The expense base during the first quarter of fiscal 2009 was lower as a consequence of these actions and we expect to receive further benefits during the remainder of fiscal year 2009.  The combined reduction in expenses and increase in revenues should result in a decrease in the net loss from continuing operations in fiscal 2009.

Accounting Pronouncements Recently Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. It does not require any new fair value measurements.  SFAS 157 became effective for us beginning February 1, 2008 and did not have a material impact on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of SFAS No. 115” (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS 159 became effective for us beginning February 1, 2008 and the adoption did not have a material impact on our consolidated results of operations and financial condition.

Results of Operations

For the three months ended April 30, 2008, total revenues from continuing operations were $0.4 million, as compared to revenues of $0.3 million in the comparable period of the prior year. The loss from continuing operations for the three months ended April 30, 2008 was $5.4 million, or $(0.10) per common share, compared to a loss from continuing operations of $7.7 million, or $(0.15) per common share for the three months ended April 30, 2007.  The net loss for the three months ended April 30, 2008 was $5.4 million, or $(0.10) per common share, as compared to a net loss of $7.5 million or $(0.14) per common share in the comparable period of the prior year.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended April 30, 2008 and 2007.

	Components of Revenue and Expense				Increase
	Three Months Ended April 30,				(Decrease)
	2008	%	2007	%	%
Continuing Operations:

Revenue	$402	100%	$324	100%	24%

Expenses:
Cost of revenues	1,829	455%	1,933	597%	-5%
Sales and marketing	876	218%	1,019	315%	-14%
Research and product development	1,234	307%	1,289	398%	-4%
General and administrative	2,068	514%	4,323	1334%	-52%
Total operating expenses	6,007	1,494%	8,564	2,643%	-30%

Operating income/(loss)	(5,605)		(8,240)		-32%

Other income, net	179		491		-64%

Loss before taxes	(5,426)		(7,749)		-30%

Income tax benefit	-		-		0%

Loss from continuing operations	(5,426)		(7,749)		-30%

Discontinued Operations:
Income from discontinued operations	-		206		-100%

Net income	$(5,426)		$(7,543)		-28%

Continuing Operations:

Revenues

Hosted services revenue from our vertical search services offering for the three months ended April 30, 2008 increased to $0.4 from $0.3 million in the same period of the prior fiscal year due to an overall increase in the number of vertical search sites in production.  As of April 30, 2008, there were a total of 45 Convera supported websites in production compared to 7 at the end of the first fiscal quarter last year.

Revenue from international operations is generated from publishers located primarily in the United Kingdom. Our international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom.  International revenues were $0.4 million in both the three months ended April 30, 2008 and $0.2 million for the three months ended April 30, 2007.

One customer, CMP Information LTD., accounted for 80% of the revenues generated in the three months ended April 30, 2008. Two customers accounted for 96% of the revenues generated in the three months ended April 30, 2007, with CMP Information LTD. accounting for 65% of the revenues generated during this period.

Contributing to the future growth of revenue is the Company’s backlog, comprised of contractually committed revenues to be recognized in future periods. The backlog balances as of April 30, 2008 and 2007 was $4.7 million and $4.3 million, respectively. The backlog is composed of minimum revenue amounts from both advertising based and search volume based contracts with our customers. We expect that approximately $1.3 million in revenue for the remaining three quarters of fiscal 2009 will be generated in revenue from the April 30, 2008 backlog.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue decreased 5% to $1.8 million for the three months ended April 30, 2008 from $1.9 million in the comparable period of the prior fiscal year. This decrease is attributable to a $0.3 million decrease in hosting costs due to the termination of the agreement with AT&T for the San Diego hosting center in January 2008 and a $0.1 million decrease in facilities costs and compensation expenses resulting from the restructuring actions undertaken in fiscal 2008. These decreases were offset, in part, by a $0.3 million increase in depreciation resulting from assets acquired and placed into service throughout fiscal 2008 and the first quarter of fiscal 2009. Cost of revenue headcount decreased to an average of 18 for the first quarter of fiscal 2009 from an average of 22 in the comparable period of the prior year

Sales & Marketing

Sales and marketing expense decreased 14% to $0.9 million for the three months ended April 30, 2008 from $1.0 million in the comparable period of the prior fiscal year.  The decrease in sales and marketing expense is attributable to the combination of a decrease in compensation from lower staffing levels resulting from the restructuring actions taken throughout fiscal 2008, lower travel costs and lower marketing program costs.  Sales and marketing head count decreased to an average of 10 for the first quarter of fiscal 2009 from an average of 11 for the comparable period of the prior fiscal year.

Research and Development

Research and product development costs decreased 4% to $1.2 million for the three months ended April 30, 2008 from $1.3 million in the comparable period of the prior fiscal year. The decrease in research and development costs is primarily due to a $0.5 million reduction in facilities and travel costs resulting from the closure of our R&D facility in Montreal, Canada in the restructuring actions undertaken in fiscal 2008.  This cost savings was offset, in part, by a $0.4 million increase in compensation expense from the combination of increased average salary levels resulting from our efforts to attract and retain members of the engineering team and from the effect credits that reduced compensation expense during the first quarter of fiscal 2008 stemming from the forfeiture of stock based compensation due to the restructuring efforts. Research and development headcount decreased to an average of 22 for the first quarter of fiscal 2009 form an average of 27 for the comparable period of the prior year.

General and Administrative

General and administrative expense decreased 52% to $2.1 million for the three months ended April 30, 2008 from $4.3 million in the comparable period of the prior fiscal year.  The decrease includes a $0.8 million reduction in third-party legal and accounting fees, a $0.4 million decrease in compensation costs stemming from the restructuring actions taken in fiscal 2008, and a $0.8 million decrease stemming from the settlement of the DSMCi matter in the first quarter of fiscal 2008. General and administrative headcount decreased to an average of 19 in the first quarter of fiscal 2009 from an average of 22 in the comparable period of the prior fiscal year.

Other income

Other income, which consists almost entirely of net interest income, decreased 64% to $0.2 million during the three months ended April 30, 2008 from $0.5 million in the same period of prior fiscal year. This decrease was due to the combined effects of a lower average cash balance and declining interest rates.

Discontinued operations:
Income from discontinued operations for the three months ended April 30, 2007 was $0.2 million.  As the sale of the RetrievalWare Enterprise Search business was completed in August 2007, there was no business activity or operating results from discontinued operations during the three months ended April 30, 2008.

Liquidity and Capital Resources

Our combined balance of cash and cash equivalents at April 30, 2008 as compared to January 31, 2008 is summarized below (in thousands).

	April 30, 2008	January 31, 2008	Change
Cash and cash equivalents	$31,350	$36,641	$(5,291)

At April 30, 2008, our principal source of liquidity was cash and cash equivalents of $31.4 million.

Operating activities consumed $4.3 million in cash during the quarter ended April 30, 2008. The primary use of cash from operating activities was the net loss from continuing operations of $5.4 million.  The net loss was reduced for non-cash expenses represented by depreciation of $0.7 million and stock-based compensation of $0.9 million.  Increases to accounts receivable used $0.3 million and increases to prepaid expenses and other assets used $0.1 million.  Decreases to accounts payable, accrued expenses and deferred revenues used $34,000.

Operating activities consumed $6.1 million in cash during the quarter ended April 30, 2007. The primary use of cash from operating activities was the net loss from continuing operations of $7.7 million. The net loss was reduced for non-cash expenses represented by depreciation and amortization of $0.4 million, offset by negative stock-based compensation of $0.4 million.  The negative stock-based compensation resulted from a significant adjustment to the forfeiture rate related to the deferred stock plan concurrent with the departure of two senior officers.  Increases to accounts receivable and prepaid expenses used $0.1 million and $0.3 million, respectively.  Increases to accounts payable, accrued expenses and accrued bonuses provided $1.7 million while decreases to deferred revenues used $0.1 million.  Net cash of $0.5 million was provided from the discontinued RetrievalWare operations during the quarter ended April 30, 2007.

Investing activities used $2,000 in cash during the quarter ended April 30, 2008. Purchases of equipment totaling $65,000 were partially offset by proceeds from the sale of assets of $63,000.  Our investing activities consumed $28,000 in cash during the quarter ended April 30, 2007, of which $24,000 was for equipment and leasehold improvement expenditures related to continuing operations.

For the quarter ended April 30, 2008 financing activities consumed approximately $1.0 million attributable to a payment to FAST to finalize the working capital adjustment stipulated in the agreement for the sale of the RetrievalWare Enterprise Search Business. The working capital adjustment had been accrued at January 31, 2008 as an offset to the $4.0 million held in escrow.  For the quarter ended April 30, 2007, the exercise of employee stock options provided $0.4 million.

Our revenue base was substantially reduced with the sale of the Enterprise Search business.  The trend of operating losses and uses of cash is expected to continue until the revenue base for the vertical search business grows to sufficient levels to support its expense base.  We believe that we have sufficient resources to fund our operations for at least the next twelve months.

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

Our market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  International revenues from CTIL, our foreign sales subsidiary located in the United Kingdom, were approximately 95% of total revenues for the quarter ended April 30, 2008.  International sales are made predominantly from our foreign subsidiary and are typically denominated in British pounds, EUROs or U.S. Dollars.  As of April 30, 2008, approximately 96% of total consolidated accounts receivable was denominated in British pounds.  The majority of these receivables are due within 90 days of the end of the first fiscal quarter, and all receivables are due within one year.  Additionally, we are exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature.  We are also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of April 30, 2008, approximately two percent of our cash and cash equivalents were denominated in British pounds, EUROs or Canadian dollars.  Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less.  We also have certificates of deposit of $76,000 and $450,000 included in Other assets which are pledged to collateralize letters of credit required for leased facilities.  Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and our exposure to fluctuations in interest rates is limited.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II-- OTHER INFORMATION

Item 1.                          Legal Proceedings                                                                                                                 None.

Item 1A.                          Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended January 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2008.

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

CONVERA CORPORATION

June 5, 2008	By:/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

June 5, 2008	By:/s/ Matthew G. Jones
Matthew G. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)