Form 10-Q
period 2008-07-31
CONVERA CORP
filed 2008-09-08
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large Accelerated Filer          Accelerated Filer ✓     Non-Accelerated Filer          Smaller reporting company ✓
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

The number of shares outstanding of the registrant's Class A common stock as of August 27, 2008 was 53,327,033

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2008

PART I.  FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	July 31, 2008	January 31, 2008
	(Unaudited)
Current Assets:
Cash and cash equivalents	$27,421	$36,641
Accounts receivable, net of allowance for doubtful accounts of $21 and $0, respectively	692	182
Escrow, prepaid expenses and other	4,996	4,002
Total current assets	33,109	40,825

Equipment and leasehold improvements, net of accumulated depreciation of $12,480 and $9,705, respectively	4,509	4,913
Other assets	609	629
Total assets	$38,227	$46,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,431	$699
Accrued expenses	1,847	2,282
Deferred revenues	7	651
Total liabilities	3,285	3,632

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 53,983,588 and 53,947,749 shares issued, respectively; 53,327,033 and 53,291,194 shares outstanding, respectively	539	538
Treasury stock at cost, 656,555 and 656,555 shares, respectively	(1,517)	(1,517)
Additional paid-in-capital	1,171,411	1,170,128
Accumulated deficit	(1,133,681)	(1,124,629)
Accumulated other comprehensive loss	(1,810)	(1,785)
Total shareholders' equity	34,942	42,735
Total liabilities and shareholders' equity	$38,227	$46,367

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31
	2008	2007	2008	2007
Revenues:
Hosted services	$469	$255	$871	$579

Expenses:
Cost of revenues	1,854	2,071	3,682	4,004
Sales and marketing	772	1,193	1,648	2,212
Research and product development	1,059	906	2,293	2,195
General and administrative	1,355	2,592	3,424	6,915
	5,040	6,762	11,047	15,326
Operating loss	(4,571)	(6,507)	(10,176)	(14,747)
Other income, net	945	478	1,124	969
Loss from continuing operations	$(3,626)	$(6,029)	$(9,052)	$(13,778)
Income (loss) from discontinued operations	-	(186)	-	20
Income (loss) before income tax expense (benefit)	$(3,626)	$(6,215)	$(9,052)	$(13,758)
Income tax	-	-	-	-
Net loss	$(3,626)	$(6,215)	$(9,052)	$(13,758)
Basic and diluted net income (loss) per common share:
Continuing operations	$(0.07)	$(0.11)	$(0.17)	$(0.26)
Discontinued operations	-	(0.01)	-	0.00
Basic and diluted net loss per common share	$(0.07)	$(0.12)	$(0.17)	$(0.26)

Weighted-average number of common shares outstanding – Basic and diluted	53,327,033	53,177,118	53,316,596	53,041,365
Other comprehensive loss:
Net loss	$(3,626)	$(6,215)	$(9,052)	$(13,758)
Foreign currency translation adjustment	(9)	256	(25)	3
Comprehensive loss	$(3,635)	$(5,959)	$(9,077)	$(13,755)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months ended July 31,
	2008	2007
Cash Flows from Operating Activities:
Loss from continuing operations	$(9,052)	$(13,778)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	1,422	1,073
Stock-based compensation	1,283	(426)
Gain on disposal of assets	(26)	-
Changes in operating assets and liabilities:
Accounts receivable	(510)	(66)
Prepaid expenses and other assets	(10)	(887)
Accounts payable, accrued expenses	(682)	365
Deferred revenues	(644)	(116)
Net cash used in operating activities from continuing operations	(8,219)	(13,835)
Net cash provided by operating activities from discontinued operations	-	1,898
Net cash used in operating activities	(8,219)	(11,937)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(73)	(44)
Proceeds from disposal of assets	63	-
Net cash used in investing activities from continuing operations	(10)	(44)
Net cash used in investing activities from discontinued operations	-	(4)
Net cash used in investing activities	(10)	(48)

Cash Flows from Financing Activities:
Payment of working capital adjustment related to the sale of the RetrievalWare business	(968)	-
Proceeds from the exercise of stock options, net	-	458
Net cash (used in) provided by financing activities	(968)	458

Effect of exchange rate changes on cash	(23)	(8)

Net decrease in cash and cash equivalents	(9,220)	(11,535)

Cash and cash equivalents, beginning of period	36,641	47,433

Cash and cash equivalents, end of period	$27,421	$35,898
Non-cash Operating and Investing Activities :
Payables for the acquisition of equipment and other assets	$1,000	$4,475

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts expressed in thousands except share and per share data)

(1)            CONVERA CORPORATION

Nature of Operations
Convera Corporation (“Convera,” “us,” “our” or “we”) provides vertical search services to the websites of trade publishers.  Our technology and services help publishers to build a loyal online community and increase their internet advertising revenues.  With the use of our vertical search services, our customers can create search engines customized to meet the specialized information needs of their audience by combining publisher proprietary content with an authoritative subset of the World Wide Web (“the Web”)  The result is a more relevant and comprehensive search experience for the user designed to drive traffic to the publishers’ websites.  We also offer web site hosting and vertical search related professional services and training to publishers.

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

Convera was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).  As of July 31, 2008 and 2007, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera and held three seats on the Board of Directors, and would therefore be able to influence the outcome of matters requiring a stockholder vote.

In the third quarter of fiscal 2008, we completed the sale of our RetrievalWare Enterprise Search Business (“Enterprise Search”) to Fast Search & Transfer (“FAST”).  FAST acquired the assets of the Enterprise Search business, assumed certain obligations of the business and retained certain of the employees serving its Enterprise Search customers.  The operations of the Enterprise Search business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows for the three and six-month periods ended July 31, 2007.  See further discussion in Note 2-“Discontinued Operations”.

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

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

These consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.  In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods.  The results of operations for the three and six-month periods ended July 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2009.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  We believe that our investment policy limits our exposure to concentrations of credit risk.  Our customers are primarily large publishing companies, many of which are located outside the United States.  For the three and six-month periods ended July 31, 2008, total revenues derived from international sales were approximately $437,000 and $817,000, representing approximately 93% and 94% of total revenues, respectively.  Total revenues derived from international sales for the three and six-month periods ended July 31, 2007, were approximately $247,000 and $466,000, representing approximately 97% and 80% of total revenues, respectively.  Most of our international sales are in the United Kingdom. Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations.  We extend credit to our customers based on an evaluation of the customer’s financial condition, typically without requiring a deposit or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  We perform ongoing evaluations of our exposure for credit losses, examining our historical collection experience and our portfolio of customers, taking into consideration the general economic environment as well as the industry in which we operate.  We currently maintain an allowance of $21,000 for anticipated losses.  As our customer base grows, we will periodically review whether this provision is adequate.  One customer accounted for a total of 65% and 92% of total revenues for the quarters ended July 31, 2008 and July 31, 2007, respectively.  For the six-month period ended July 31, 2008 two customers combined accounted for 85% of total revenues.  Two customers combined accounted for 94% of total revenues for the six-month period ended July 31, 2007.

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

Software development costs incurred during the three and six months ended July 31, 2008 represented software maintenance costs that were expensed as incurred.

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

Effect of Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”) FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141(R)”) and other U.S. GAAP. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating FSP No. 142-3 and do not expect its adoption to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141 (R) establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect SFAS No. 141(R) to have a significant impact on our consolidated financial statements upon adoption.

Recently Adopted Accounting Standards

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

(3)            DISCONTINUED OPERATIONS

In the third quarter of fiscal year 2008, we completed the sale of the RetrievalWare Enterprise Search business to FAST for $23.0 million, including $22.1 million of cash, of which $4.0 million is held in escrow for one year, and the assumption of approximately $0.9 million in employee-related liabilities to FAST. FAST acquired the assets of the Enterprise Search business, assumed certain obligations of the business and retained certain employees serving its Enterprise Search customers. A payment of approximately $1.0 million was made to FAST in the first quarter of the current fiscal year to finalize the working capital adjustment stipulated in the agreement for the sale of the RetrievalWare Enterprise Search business. The working capital adjustment had been accrued at January 31, 2008 as an offset to the $4.0 million held in escrow.  The escrow balance of $4.0 million plus accrued interest was released to us in August  2008.

The following table presents the summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007

Revenue	$-	$2,401	$-	$5,584

Expenses
Cost of revenues	-	853	-	1,907
Sales and marketing	-	722	-	1,384
Research and product development	-	883	-	2,020
General and administrative	-	129	-	253
Total expenses	-	2,587	-	5,564

(Loss) income from discontinued operations	$-	$(186)	$-	$20

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

The following tables set forth the computation of basic and diluted net income (loss) per common share from continuing operations and discontinued operations (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007

Continuing Operations Numerator:
Loss from continuing operations	$(3,626)	$(6,029)	$(9,052)	$(13,778)
Discontinued Operations Numerator:
Income (loss) from discontinued operations	$-	$(186)	$-	$20
Denominator Continuing and Discontinued Operations:
Weighted average number of common shares outstanding – basic and diluted	53,327,033	53,177,118	53,316,596	53,041,365

Basic and diluted loss per common share from continuing operations	$(0.07)	$(0.11)	$(0.17)	$(0.26)

Basic and diluted income (loss) per common share from discontinued operations	$-	$(0.01)	$-	$(0.00)

Basic and diluted net loss per common share	$(0.07)	$(0.12)	$(0.17)	$(0.26)

The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive.

	Three and Six Months Ended July 31,
	2008	2007

Stock options	8,215,877	6,129,111
Deferred stock	300,000	300,000
	8,515,877	6,429,111

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

Operations by Geographic Area

Revenues by geographic region are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Sales to Customers:
United States	$32	$8	$54	$113
United Kingdom	352	247	704	466
All other	85	-	113	-
	$469	$255	$871	$579

	July 31, 2008	January 31, 2008
Long-lived assets:
United States	$5,068	$5,459
All Other	50	83
	$5,118	$5,542

Major Customers

One customer accounted for a total of 65% of the revenues for the quarter ended July 31, 2008.  One customer accounted for a total of 92% of the revenues for the quarter ended July 31, 2007.

For the six-month period ended July 31, 2008 two customers accounted for 72% and 13%, respectively, of total revenues.  Two customers accounted for 77% and 17%, respectively, of total revenues for the six-month period ended July 31, 2007.

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

The fair value of our cash equivalents is based on Level 1, quoted prices in active markets for identical assets.

Assets and liabilities measured at fair value are summarized below (unaudited, in thousands):

		Fair value measurement at reporting date using
Description	July 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$26,368	$26,368	$-	$-
Certificates of deposit	$526	$526	$-	$-

(7)           INCOME TAXES

Our interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending January 31, 2009, we expect to generate additional Net Operating Losses (“NOLs”) for the remainder of the year.

As of July 31, 2008, our deferred tax assets exceed our deferred tax liabilities. As we have not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

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

(9)           RELATED PARTY TRANSACTIONS

John C. Botts, a member of the board of directors of Convera, is also Chairman of United Business Media PLC, the parent company of CMP Information LTD (“CMP”).  CMP is a customer of Convera.  Sales to CMP for the three and six months ended July 31, 2008 were $305,000 and $627,000, respectively.  For the three and six months ended July 31, 2007 sales to CMP were $234,000 and $446,000, respectively.  Amounts due from CMP were $522,000 and $170,000 as of July 31, 2008 and January 31, 2008, respectively.  The outstanding balance at July 31, 2008 is expected to be paid in full within 60 days.

(10)           STOCK-BASED COMPENSATION

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility.  The expected life of an award is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis.  We have determined that directors and non-directors display significantly different exercise behavior, and accordingly established two groups for option valuation: Group 1 is comprised of directors; Group 2 includes all other employees. As SFAS No.123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the quarter ended July 31, 2008 has been reduced for estimated forfeitures.

Performance Stock Options:

During the first quarter of fiscal 2009, 3.1 million common stock options were issued at an exercise price of $1.92 per share to members of the senior management team. The vesting of the options is contingent upon the Company achieving revenue and EBIDTA of $25 million and $2.5 million, respectively, for the fiscal year ended January 31, 2011. These options were valued using the Black-Scholes option pricing model on the grant date and the aggregate compensation expense for these awards, provided all such options vest, was determined to be $3.4 million. Performance stock options are evaluated in accordance with SFAS No.123(R) on a quarterly-basis over the performance period to determine whether achievement of the underlying performance goals is probable. As of July 31, 2008, the Company has concluded that the achievement of the performance measurements is not probable and therefore has recorded no compensation expense.  If the Company determines in a subsequent period that achievement of the performance goals is now probable, a cumulative catch-up expense adjustment will be required equal to that portion of the total compensation expense attributable to the three year vesting period that has elapsed.

The following table shows the weighted-average assumptions used to estimate the fair values for all stock option grants that occurred in the periods presented.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007 (1)	2008	2007
Expected life of stock options	4.19 Years	-	4.68 Years	6.13 Years
Expected volatility	65%	-	68%	70%
Risk free interest rates	2.56%	-	2.63%	4.61%
Dividend yield	None	-	None	None
Weighted average fair value of options granted during the period	$ 0.81	-	$ 1.06	$ 2.05
(1) There were no stock option grants during the quarter ended July 31, 2007

As of July 31, 2008 a total of $3.0 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.7 years.

Deferred Stock Compensation Plan

Beginning in fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several of our senior officers were awarded shares of deferred stock with varying vesting provisions.  Nonvested shares of stock granted under the stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock.  Such value is recognized as compensation expense over the corresponding service period.  Deferred stock compensation is subject to the provisions of FAS 123(R) and as such is adjusted for estimated forfeitures.  During the quarter ended April 30, 2007, the employment of two officers in the plan was terminated prior to vesting their awards.  The forfeiture of these shares represented a large percentage of the total plan and as a result increased the forfeiture rate related to this plan significantly.  The cumulative effect of this adjustment to the forfeiture rate resulted in a net compensation expense credit of $1.1 million, or $0.02 per common share, recorded in the quarter ended April 30, 2007.  As of July 31, 2008, an aggregate of 300,000 shares of deferred stock were outstanding.

The following table summarizes the deferred stock compensation plans as of July 31, 2008.

Deferred Stock Plan Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 31, 2008	300,000	$5.50
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at July 31, 2008	300,000	$5.50

As of July 31, 2008, there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Deferred Stock Plan.  That cost is expected to be recognized over a weighted-average period of 0.5 years.

The impact on our results of operations of recording stock-based compensation related to stock options and deferred stock for the three and six-month periods ended July 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Continuing Operations
Cost of revenues	$51	$46	$104	$119
Sales and marketing	140	72	186	93
Research and product development	210	69	440	(1,061)
General and administrative	(5)	(227)	484	423
Continuing Operations Total	$396	$(40)	$1,214	$(426)
Discontinued Operations	-	8	-	177
Total	$396	$(32)	$1,214	$(249)

(11)            OPERATIONAL RESTRUCTURING

During the first quarter in the previous fiscal year, we implemented actions to restructure our expenses.  These restructuring actions were not performed pursuant to a formal plan to restructure the business; rather, they occurred throughout the quarter to focus our resources on the strategy to expand our presence in the online publishing market.  In connection with this effort, we reduced our workforce by 38 employees worldwide and closed facilities in Montreal, Canada and Lyon, France. Total costs of $1.2 million recognized in the three-month period ended April 30, 2007 were revised during the second quarter of fiscal year 2008 resulting in a restructuring credit of $150,000.  Total costs recognized in the six-month period ended July 31, 2007 related to these efforts were $1.0 million.

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

Overview
We provide vertical search services to trade publishers. Our technology and services help publishers to build a loyal online community and increase their internet advertising revenues.  With the use of our vertical search services, our customers can create search engines customized to meet the specialized information needs of their audience by combining publisher proprietary content with an authoritative subset of the Web.  On March 31, 2007, we agreed to sell the assets of our Enterprise Search business for $23.0 million in cash to FAST. This transaction closed on August 9, 2007 with FAST assuming certain obligations of the business and retaining certain employees serving its Enterprise Search customers. Accordingly, revenues and expenses and cash flows related to the Enterprise Search business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows for the six months ended July 31, 2007.  See further discussion in Note 2, “Discontinued Operations” in the Notes to Consolidated Financial Statements.

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

Trends

As of July 31, 2008, Convera has 75 vertical search websites with 26 separate publishers under contract, with 46 of these vertical search sites in production and 29 of the websites in development awaiting launch. At July 31, 2007, Convera had 51 vertical search websites from 13 publishers under contract, of which 16 were in production and 35 were in development awaiting launch.

Our strategy for fiscal 2009 is to continue to target the top 50 B2B publishers in the United States and United Kingdom, which have an estimated 2,000 plus relevant trade magazine titles that have the economic attributes necessary to support search-based websites.  For both newly signed and current customers, our expectation is that the publishers will launch vertical search-based websites in a much shorter period of time than was typical in fiscal 2008 due to the release of version 2 of our Publisher Control Panel.  The tools included in this version of the Publisher Control Panel shortens the time required to launch a site from six months to less than a month, which should translate into our receiving advertising based revenues sooner than in prior periods.

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

Recently Issued Accounting Standards

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”) FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141(R)”) and other U.S. GAAP. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating FSP No. 142-3 and do not expect its adoption to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141 (R) establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect SFAS No. 141(R) to have a significant impact on our consolidated financial statements upon adoption.

Recently Adopted Accounting Standards

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

Related Party Transactions

John C. Botts, a member of the board of directors of Convera, is also Chairman of United Business Media PLC, the parent company of CMP Information LTD (“CMP”).  CMP is a customer of Convera.  Sales to CMP for the three and six months ended July 31, 2008 were $305,000 and $627,000, respectively.  For the three and six months ended July 31, 2007 sales to CMP were $234,000 and $446,000, respectively.  Amounts due from CMP were $522,000 and $170,000 as of July 31, 2008 and January 31, 2008, respectively.  The outstanding balance at July 31, 2008 is expected to be paid in full within 60 days.

Results of Operations

For the three months ended July 31, 2008, total revenues from continuing operations were $0.5 million, as compared to revenues of $0.3 million in the comparable period of the prior year. The loss from continuing operations for the three months ended July 31, 2008 was $3.6 million, or $(0.07) per common share, compared to a loss from continuing operations of $6.0 million, or $(0.11) per common share for the three months ended July 31, 2007.  The net loss for the three months ended July 31, 2008 was $3.6 million, or $(0.07) per common share, as compared to a net loss of $6.2 million or $(0.12) per common share in the comparable period of the prior year.

For the six months ended July 31, 2008, total revenues from continuing operations were $0.9 million, as compared to revenues of $0.6 million in the comparable period of the prior year. The loss from continuing operations for the six months ended July 31, 2008 was $9.1 million, or $(0.17) per common share, compared to a loss from continuing operations of $13.8 million, or $(0.26) per common share for the six months ended July 31, 2007. The net loss for the six months ended July 31, 2008 was $9.1 million, or $(0.17) per common share, as compared to a net loss of $13.8 million or $(0.26) per common share in the comparable period of the prior year.

Three Months Ended July 31, 2008 as compared to July 31, 2007

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended July 31, 2008 and 2007.

	Components of Revenue and Expense				Increase
	Three Months Ended July 31,				(Decrease)
	2008	%	2007	%	%
Continuing Operations:

Revenue	$469	100%	$255	100%	84%

Expenses:
Cost of revenues	1,854	395%	2,071	812%	-10%
Sales and marketing	772	165%	1,193	468%	-35%
Research and product development	1,059	226%	906	355%	17%
General and administrative	1,355	289%	2,592	1016%	-48%
Total operating expenses	5,040	1075%	6,762	2652%	-25%

Operating loss	(4,571)		(6,507)		-30%

Other income, net	945		478		98%

Loss before taxes	(3,626)		(6,029)		-40%

Income tax expense ( benefit)	-		-		0%

Loss from continuing operations	(3,626)		(6,029)		-40%

Discontinued Operations:
Loss from discontinued operations	-		(186)		-100%

Net loss	$(3,626)		$(6,215)		-42%

Continuing Operations:

Revenues

Hosted services revenue from our vertical search services offering for the three months ended July 31, 2008 increased to $0.5 million from $0.3 million in the same period of the prior fiscal year due to an overall increase in the number of vertical search sites in production.  As of July 31, 2008, there were a total of 46 Convera supported websites in production compared to 16 at the end of the second fiscal quarter last year.

Revenue from international operations is generated from publishers located primarily in the United Kingdom. Our international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom.  International revenues were $0.4 million and $0.2 million for the three months ended July 31, 2008 and 2007, respectively.

One customer accounted for 65% of the revenues generated in the three months ended July 31, 2008 and accounted for 92% of the revenues generated during the three months ended July 31, 2007.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue decreased 10% to $1.9 million for the three months ended July 31, 2008 from $2.1 million in the comparable period of the prior fiscal year. This decrease is principally attributable to a $0.2 million decrease in hosting costs due to the termination of the agreement with AT&T for the San Diego hosting center in January 2008 and a $0.1 million decrease in compensation expenses resulting from lower headcount stemming from the restructuring actions undertaken in fiscal 2008. These decreases were offset, in part, by a $0.1 million increase in depreciation and equipment costs resulting from assets acquired and placed into service throughout fiscal 2008 and the first quarter of fiscal 2009. Cost of revenue headcount decreased to an average of 20 for the second quarter of fiscal 2009 from an average of 21 in the comparable period of the prior year.

Sales & Marketing

Sales and marketing expense decreased 35% to $0.8 million for the three months ended July 31, 2008 from $1.2 million in the comparable period of the prior fiscal year.  The decrease in sales and marketing expense is attributable to the combination of a decrease in compensation from lower staffing levels resulting from the restructuring actions taken throughout fiscal 2008 and lower marketing program costs.  Sales and marketing head count decreased to an average of 8 for the second quarter of fiscal 2009 from an average of 13 for the comparable period of the prior fiscal year.

Research and Development

Research and product development costs increased 17% to $1.1 million for the three months ended July 31, 2008 from $0.9 million in the comparable period of the prior fiscal year. The increase in research and development costs is primarily due to increased stock compensation expense resulting from new grants for key members of the development team and from benefits realized in the second quarter of last fiscal year from the cumulative catch up adjustment credits from stock compensation forfeited in the restructuring in fiscal 2008. Research and development headcount decreased to an average of 21 for the second quarter of fiscal 2009 from an average of 25 for the comparable period of the prior year.

General and Administrative

General and administrative expense decreased 48% to $1.4 million for the three months ended July 31, 2008 from $2.6 million in the comparable period of the prior fiscal year.  The decrease is principally due to a $1.1 million reduction in third-party legal, consulting and accounting fees which result from a reduction of legal actions and the completion of the sale of RetrievalWare in the third quarter of fiscal 2008. General and administrative headcount decreased to an average of 21 in the second quarter of fiscal 2009 from an average of 16 in the comparable period of the prior fiscal year.

Other income

Other income for the three months ended July 31, 2008 includes $0.7 million of income that had been previously deferred until the Company satisfied its contractual obligations, which occurred during the current quarter, and $0.2 million of interest income, which decreased 50% to $0.2 million during the three months ended July 31, 2008 from $0.5 million in the same period of the prior fiscal year. The decrease in interest income was due to the combined effects of a lower average cash balance and declining interest rates.

Discontinued operations:

Discontinued operations for the three months ended July 31, 2007 included a loss of $0.2 million. As the sale of the RetrievalWare enterprise search business was completed in August 2007, there was no business activity or operating results from discontinued operations during the three months ended July 31, 2008

Six Months Ended July 31, 2008 as compared to July 31, 2007

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the six months ended July 31, 2008 and 2007.

	Components of Revenue and Expense				Increase
	Six Months Ended July 31,				(Decrease)
	2008	%	2007	%	%
Continuing Operations:

Revenue	$871	100%	$579	100%	50%

Expenses:
Cost of revenues	3,682	423%	4,004	692%	-8%
Sales and marketing	1,648	189%	2,212	382%	-25%
Research and product development	2,293	263%	2,195	379%	4%
General and administrative	3,424	393%	6,915	1194%	-50%
Total operating expenses	11,047	1268%	15,326	2647%	-28%

Operating loss	(10,176)		(14,747)		-31%

Other income, net	1,124		969		16%

Loss before taxes	(9,052)		(13,778)		-34%

Income tax expense ( benefit)	-		-		0%

Loss from continuing operations	(9,052)		(13,778)		-34%

Discontinued Operations:
Loss from discontinued operations	-		(20)		-100%

Net loss	$(9,052)		$(13,758)		-34%

Continuing Operations:

Revenues

Hosted services revenue from our vertical search services offering for the six months ended July 31, 2008 increased to $0.9 million from $0.6 million in the same period of the prior fiscal year due to an overall increase in the number of vertical search sites in production.  As of July 31, 2008, there were a total of 46 Convera supported websites in production compared to 16 such sites at July 31, 2007.

Revenue from international operations is generated from publishers located primarily in the United Kingdom. Our international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom.  International revenues were $0.8 million in the six months ended July 31, 2008 and were $0.5 million in the six months ended July 31, 2007.

One customer accounted for 72% and 77% of the revenues generated in the six months ended July 31, 2008 and 2007, respectively.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue decreased 8% to $3.7 million for the six months ended July 31, 2008 from $4.0 million in the comparable period of the prior fiscal year. This decrease is attributable to a $0.5 million decrease in hosting costs due to the termination of the agreement with AT&T for the San Diego hosting center in January 2008 and a $0.3 million decrease in facilities costs and compensation expenses resulting from the restructuring actions undertaken in fiscal 2008. These decreases were offset, in part, by a $0.5 million increase in depreciation and equipment costs resulting from assets acquired and placed into service throughout fiscal 2008 and the first half of fiscal 2009. Cost of revenue headcount decreased to an average of 19 for the first six months of fiscal 2009 from an average of 21 in the comparable period of the prior year.

Sales & Marketing

Sales and marketing expense decreased 25% to $1.6 million for the six months ended July 31, 2008 from $2.2 million in the comparable period of the prior fiscal year.  The decrease in sales and marketing expense is attributable to the combination of a decrease in compensation from lower staffing levels resulting from the restructuring actions taken throughout fiscal 2008 and lower marketing program expenditures.  Sales and marketing head count decreased to an average of 9 for the first six months of fiscal 2009 from an average of 12 for the comparable period of the prior fiscal year.

Research and Development

Research and product development costs increased 4% to $2.3 million for the six months ended July 31, 2008 from $2.2 million in the comparable period of the prior fiscal year. The increase in research and development costs is primarily due to a $0.5 million increase in compensation expense resulting from the combination of increased average compensation levels resulting from our efforts to attract and retain members of the engineering team and from benefits realized in the second quarter of last fiscal year from the cumulative catch up adjustment credits from stock compensation forfeited in the restructuring in fiscal 2008, offset by reduced facilities and consultant charges due to the restructuring efforts undertaken in fiscal 2008. Research and development headcount decreased to an average of 21 for the first six months of fiscal 2009 from an average of 27 for the comparable period of the prior year.

General and Administrative

General and administrative expense decreased 50% to $3.4 million for the six months ended July 31, 2008 from $6.9 million in the comparable period of the prior fiscal year.  The decrease includes a $2.2 million reduction in third-party legal, consulting and accounting fees, a $0.3 million decrease in compensation costs stemming from the restructuring actions taken in fiscal 2008, and a $0.9 million decrease stemming from the settlement of the DSMCi matter in fiscal 2008. General and administrative headcount decreased to an average of 15 in the first six months of fiscal 2009 from an average of 22 in the comparable period of the prior fiscal year.

Other income

Other income for the six months ended July 31, 2008 includes $0.7 million of income that had been previously deferred until the Company satisfied its contractual obligations, which occurred during the current quarter, and $0.4 million of interest income, which decreased 57% to $0.4 million during the six months, ended July 31, 2008 from $1.0 million in the same period of the prior fiscal year. The decrease in interest income was due to the combined effects of a lower average cash balance and declining interest rates.

Discontinued operations:

Discontinued operations for the three months ended July 31, 2007 included income of $20,000. As the sale of the RetrievalWare enterprise search business was completed in August 2007, there was no business activity or operating results from discontinued operations during the six months ended July 31, 2008.

Liquidity and Capital Resources

Our combined balance of cash and cash equivalents at July 31, 2008 as compared to January 31, 2008 is summarized below (in thousands).

	July 31, 2008	January 31, 2008	Change
Cash and cash equivalents	$27,421	$36,641	$(9,220)

At July 31, 2008, our principal source of liquidity was cash and cash equivalents of $27.4 million.

Operating activities used $8.2 million in cash during the six months ended July 31, 2008. The primary use of cash from operating activities was the net loss from continuing operations of $9.1 million.  The net loss was reduced for non-cash expenses represented by depreciation of $1.4 million and stock-based compensation of $1.3 million.  Increases to accounts receivable reduced operation cash flow by $0.5 million and payments of accounts payable and accrued expenses used $0.7 million.  In addition the Company recognized $0.6 million of previously deferred revenue for which cash had been previously received.

The Company’s operating activities consumed $11.9 million in cash during the six-month period ended July 31, 2007. The primary use of cash from operating activities was the net loss from continuing operations of $13.8 million.  The net loss was reduced for non-cash expenses represented by depreciation and amortization of $1.1 million offset by the $0.5 million reduction in stock-based compensation stemming from the cumulative catch-up adjustment from the increase in estimated forfeiture rates.  Increases to accounts receivable and prepaid expenses reduced operating cash flow by $0.1 million and $0.9 million, respectively.  Increases to accounts payable and accrued expenses increased operating cash flow by $0.4 million while decreases to deferred revenues reduced operating cash flow by $0.1 million.  Net cash of $1.9 million was provided from the discontinued RetrievalWare operations during the six-month period ended July 31, 2007.

Investing activities used $10,000 in cash during the six months ended July 31, 2008. Purchases of equipment totaling $73,000 were partially offset by proceeds from the sale of assets of $63,000.  Our investing activities consumed $48,000 in cash during the quarter ended July 31, 2007, of which $44,000 was for equipment and leasehold improvement expenditures related to continuing operations.

Financing activities used approximately $1.0 million during the six months due to the payment of the contractually stipulated working capital adjustment for the sale of the RetrievalWare Enterprise Search Business to FAST. The working capital adjustment had been accrued at January 31, 2008 as an offset to the $4.0 million held in escrow.  For the quarter ended July 31, 2007, the exercise of employee stock options provided $0.4 million.

The $4.0 million held in escrow for the sale of the RetrievalWare business to FAST and the related accrued interest was released to us in August 2008 and , accordingly, is not reflected in the cash flows for the six months ended July 31, 2008.

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

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

Our market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  International revenues from CTIL, our foreign sales subsidiary located in the United Kingdom, were approximately 94% and 93% of total revenues for the quarter and year-to-date periods ended July 31, 2008, respectively.  International sales are made predominantly from our foreign subsidiary and are typically denominated in British pounds.  As of July 31, 2008, approximately 94% of total consolidated accounts receivable was denominated in British pounds.  The majority of these receivables are due within 90 days of the end of the first fiscal quarter, and all receivables are due within one year.  Additionally, we are exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature.  We are also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of July 31, 2008, approximately two percent of our cash and cash equivalents were denominated in British pounds, EUROs or Canadian dollars.  Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less.  We also have certificates of deposit of $76,000 and $450,000 included in Other assets which are pledged to collateralize letters of credit required for leased facilities.  Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and our exposure to fluctuations in interest rates is limited.

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

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	None.

Item 1A	Risk Factors

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
	The 2008 Annual Meeting of Stockholders was held July 24, 2008. The following individuals were elected to serve as the Board of Directors for terms expiring at the 2009 Annual Meeting of Stockholders:

		Number of Shares Voted
		For	Withheld
	Ronald J. Whittier	48,394,206	525,180
	Herbert A. Allen	48,613,026	306,360
	Herbert A. Allen III	48,613,206	306,180
	Patrick C. Condo	48,604,511	314,875
	John C. Botts	43,400,934	5,515,452
	Eli S. Jacobs	48,568,917	350,469
	Donald R. Keough	48,601,617	317,769
	Ajay Menon	48,570,587	348,799
	Carl J. Rickertsen	48,554,484	364,902
	Jeffrey White	48,564,133	355,253
	Alexander F. Parker	48,567,917	351,469

Item 5.	Other Information			None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

September 8, 2008	By:/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

September 8, 2008	By:/s/ Matthew G. Jones
Matthew G. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)