Form 10-Q
period 2008-10-31
CONVERA CORP
filed 2008-12-10
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

The number of shares outstanding of the registrant's Class A common stock as of November 25, 2008 was 53,327,033.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2008

PART I.  FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	October 31, 2008	January 31, 2008
	(Unaudited)
Current Assets:
Cash and cash equivalents	$26,817	$36,641
Accounts receivable, net of allowance for doubtful accounts of $291 and $0, respectively	484	182
Escrow, prepaid expenses and other	857	4,002
Total current assets	28,158	40,825

Equipment and leasehold improvements, net of accumulated depreciation of $12,018 and $9,705, respectively	3,767	4,913
Other assets	598	629
Total assets	$32,523	$46,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$604	$699
Accrued expenses	1,793	2,282
Deferred revenues	61	651
Total liabilities	2,458	3,632

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 53,983,588 and 53,947,749 shares issued, respectively; 53,327,033 and 53,291,194 shares outstanding, respectively	539	538
Treasury stock at cost, 656,555 and 656,555 shares, respectively	(1,517)	(1,517)
Additional paid-in-capital	1,172,692	1,170,128
Accumulated deficit	(1,139,651)	(1,124,629)
Accumulated other comprehensive loss	(1,998)	(1,785)
Total shareholders' equity	30,065	42,735
Total liabilities and shareholders' equity	$32,523	$46,367

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended October 31,		Nine months Ended October 31
	2008	2007	2008	2007

Revenues:
Hosted services	$239	$259	$1,110	$838

Expenses:
Cost of revenues	1,892	2,457	5,573	6,461
Sales and marketing	911	772	2,560	2,984
Research and product development	1,216	1,140	3,509	3,335
General and administrative	2,288	2,239	5,712	9,153
	6,307	6,608	17,354	21,933
Operating loss	(6,068)	(6,349)	(16,244)	(21,095)
Other income, net	98	482	1,222	1,451
Loss from continuing operations	(5,970)	(5,867)	(15,022)	(19,644)
Income (loss) from discontinued operations	-	(240)	-	(221)
Gain from sale of discontinued RetrievalWare operations	-	17,759	-	17,759
Income from discontinued operations	-	17,519	-	17,538
Income (loss) before income tax expense (benefit)	(5,970)	11,652	(15,022)	(2,106)
Income tax	-	-	-	-
Net (loss) income	$(5,970)	$11,652	$(15,022)	$(2,106)
Basic and diluted net income (loss) per common share:
Continuing operations	$(0.11)	$(0.11)	$(0.28)	$(0.37)
Discontinued operations	-	0.33	-	0.33
Basic and diluted net loss per common share	$(0.11)	$0.22	$(0.28)	$(0.04)

Weighted-average number of common shares outstanding – Basic and diluted	53,327,033	53,217,695	53,320,101	53,100,787
Other comprehensive (loss) income:
Net loss	$(5,970)	$11,652	$(15,022)	$(2,106)
Foreign currency translation adjustment	(188)	(90)	(213)	(87)
Comprehensive (loss) income	$(6,158)	$11,562	$(15,235)	$(2,193)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine months ended October 31,
	2008	2007
Cash Flows from Operating Activities:
Loss from continuing operations	$(15,022)	$(19,644)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	2,171	1,861
Provision for doubtful accounts	300	-
Stock-based compensation	2,564	136
Gain on disposal of assets	(26)	-
Changes in operating assets and liabilities:
Accounts receivable	(703)	(33)
Prepaid expenses and other assets	107	(18)
Accounts payable, accrued expenses	(499)	(358)
Deferred revenues	(580)	(53)
Net cash used in operating activities from continuing operations	(11,688)	(18,109)
Net cash provided by operating activities from discontinued operations	-	1,376
Net cash used in operating activities	(11,688)	(16,733)

Cash Flows from Investing Activities:
Proceeds from the sale of RetrievalWare business net of direct costs	-	16,432
Purchases of equipment and leasehold improvements	(1,095)	(3,383)
Proceeds from disposal of assets	63	-
Net cash (used in) provided by investing activities from continuing operations	(1,032)	13,049
Net cash used in investing activities from discontinued operations	-	(4)
Net cash (used in) provided by investing activities	(1,032)	13,045

Cash Flows from Financing Activities:
Proceeds from receipt of escrow balance related to the sale of the RetrievalWare business	4,000	-
Payment of working capital adjustment related to the sale of the RetrievalWare business	(968)	-
Proceeds from the exercise of stock options, net	-	458
Net cash provided by financing activities	3,032	458

Effect of exchange rate changes on cash	(136)	(84)

Net decrease in cash and cash equivalents	(9,824)	(3,314)

Cash and cash equivalents, beginning of period	36,641	47,433

Cash and cash equivalents, end of period	$26,817	$44,119
Non-cash Operating and Investing Activities :
Payables for the acquisition of equipment and other assets	$-	$993

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts expressed in thousands except share and per share data)

(1)            CONVERA CORPORATION

Nature of Operations
Convera Corporation (“Convera,” “us,” “our” or “we”) provides vertical search services to the websites of trade publishers.  Our technology and services help publishers to build a loyal online community and increase their internet advertising revenues.  With the use of our vertical search services, our customers can create search engines customized to meet the specialized information needs of their audience by combining publisher proprietary content with an authoritative subset of the World Wide Web (“the Web”).  The result is a more relevant and comprehensive search experience for the user designed to drive traffic to the publishers’ websites.  We also offer website hosting and vertical search related professional services and training to publishers.

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

Convera was established through the combination on December 21, 2000 of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division (the “Combination”).  As of October 31, 2008 and 2007, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera and held three seats on the Board of Directors, and would therefore be able to influence the outcome of matters requiring a stockholder vote.

In the third quarter of fiscal 2008, we completed the sale of our RetrievalWare Enterprise Search Business (“Enterprise Search”) to Fast Search & Transfer (“FAST”).  FAST acquired the assets of the Enterprise Search business, assumed certain obligations of the business and retained certain of the employees serving its Enterprise Search customers.  The operations of the Enterprise Search business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows for the three and nine-month periods ended October 31, 2007.  See further discussion in Note 2-“Discontinued Operations”.

Our operations are subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends, including the recent global economic turmoil and slowdown; the ability to continue funding operating losses and achieve profitability; the ability of our vertical search business to achieve market acceptance; the ability to compete effectively and respond to rapid technological changes; possible adverse changes to our intellectual property which could harm our ability to compete; actual and potential competition by entities with greater financial resources, experience and market presence than Convera; reliance on a third party hosting facility; a dependence on international sales; the need to attract and retain highly skilled personnel; the ability to use our net operating loss carryforwards; the sufficiency of our internal controls; the availability of additional capital financing on terms acceptable to us, if at all; and the present ownership structure which includes Allen Holdings Inc. and related parties who are able collectively to significantly influence the outcome of matters requiring a stockholder vote, such that other shareholders will not have an influence over any such matters.

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

These consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.  In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods.  The results of operations for the three and nine-month periods ended October 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2009.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  We believe that our investment policy limits our exposure to concentrations of credit risk.  Our customers are primarily large publishing companies, many of which are located outside the United States.  For the three and nine-month periods ended October 31, 2008, total revenues derived from international sales were approximately $113,000 and $930,000, representing approximately 47% and 84% of total revenues, respectively.  Total revenues derived from international sales for the three and nine-month periods ended October 31, 2007, were approximately $249,000 and $715,000, representing approximately 96% and 85% of total revenues, respectively.  Most of our international sales are in the United Kingdom. Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations.  We extend credit to our customers based on an evaluation of the customer’s financial condition, typically without requiring a deposit or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  We perform ongoing evaluations of our exposure for credit losses, examining our historical collection experience and our portfolio of customers, taking into consideration the general economic environment as well as the industry in which we operate.  We currently maintain an allowance of $291,000 for anticipated losses.  As our customer base grows, we will periodically review whether this provision is adequate.  Two customers accounted for a combined total of 53% of total revenues for the quarter ended October 31, 2008 while one customer accounted for a total of 90% of total revenues for the quarter ended October 31, 2007.  For the nine-month period ended October 31, 2008 two customers combined accounted for 74% of total revenues.  Two customers combined accounted for 93% of total revenues for the nine-month period ended October 31, 2007.

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

Software development costs incurred during the three and nine months ended October 31, 2008 represented software maintenance costs that were expensed as incurred.

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

(3)            DISCONTINUED OPERATIONS

In the third quarter of fiscal year 2008, we completed the sale of the RetrievalWare Enterprise Search business to FAST for $23.0 million, including $22.1 million of cash, of which $4.0 million was held in escrow until August 2008, and the assumption of approximately $0.9 million in employee-related liabilities to FAST. FAST acquired the assets of the Enterprise Search business, assumed certain obligations of the business and retained certain employees serving its Enterprise Search customers. A payment of approximately $1.0 million was made to FAST in the first quarter of the current fiscal year to finalize the working capital adjustment stipulated in the agreement for the sale of the RetrievalWare Enterprise Search business. The working capital adjustment had been accrued at January 31, 2008 as an offset to the $4.0 million held in escrow.

The following table presents the summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended October 31,		Nine months Ended October 31,
	2008	2007	2008	2007

Revenue	$-	$146	$-	$5,730

Expenses
Cost of revenues	-	112	-	2,019
Sales and marketing	-	39	-	1,424
Research and product development	-	221	-	2,241
General and administrative	-	14	-	267
Total expenses	-	386	-	5,951

Gain on sale of discontinued operations		17,759		17,759
Income from discontinued operations	$-	$17,519	$-	$17,538

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

The following tables set forth the computation of basic and diluted net income (loss) per common share from continuing operations and discontinued operations (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine months Ended October 31,
	2008	2007	2008	2007

Continuing Operations Numerator:
Loss from continuing operations	$(5,970)	$(5,867)	$(15,022)	$(19,644)
Discontinued Operations Numerator:
Income (loss) from discontinued operations	$-	$17,519	$-	$17,538
Denominator Continuing and Discontinued Operations:
Weighted average number of common shares outstanding – basic and diluted	53,327,033	53,217,695	53,320,101	53,100,787

Basic and diluted loss per common share from continuing operations	$(0.11)	$(0.11)	$(0.28)	$(0.37)

Basic and diluted income (loss) per common share from discontinued operations	$-	$0.33	$-	$0.33

Basic and diluted net (loss) income per common share	$(0.11)	$0.22	$(0.28)	$(0.04)

The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive.

	Three and Nine months Ended October 31,
	2008	2007
Stock options	8,227,190	5,783,980
Deferred stock	300,000	300,000
	8,527,190	6,083,980

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

Operations by Geographic Area

Revenues by geographic region are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended October 31,		Nine months Ended October 31,
	2008	2007	2008	2007
Sales to Customers:
United States	$126	$10	$180	$123
United Kingdom	36	249	739	715
All other	77	-	191	-
	$239	$259	$1,110	$838

	October 31, 2008	January 31, 2008
Long-lived assets:
United States	$4,331	$5,459
All Other	34	83
	$4,365	$5,542

Major Customers

For the quarter ended October 31, 2008 two customer accounted for 32% and 21%, respectively, of total revenues.  One customer accounted for a total of 90% of total revenues for the quarter ended October 31, 2007.

For the nine-month period ended October 31, 2008 two customers accounted for 57% and 17%, respectively, of total revenues.  Two customers accounted for 81% and 12%, respectively, of total revenues for the nine-month period ended October 31, 2007.

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

The fair value of our cash equivalents is based on Level 1, quoted prices in active markets for identical assets.

Assets and liabilities measured at fair value are summarized below (unaudited, in thousands):

		Fair value measurement at reporting date using
Description	October 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$26,163	$26,163	$-	$-
Certificates of deposit	$526	$526	$-	$-

(7)           INCOME TAXES

Our interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending January 31, 2009, we expect to generate additional Net Operating Losses (“NOLs”) for the remainder of the year.

As of October 31, 2008, our deferred tax assets exceed our deferred tax liabilities. As we have not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

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

(9)           RELATED PARTY TRANSACTIONS

John C. Botts, a member of the board of directors of Convera, is also Chairman of United Business Media PLC, the parent company of CMP Information LTD (“CMP”).  CMP is a customer of Convera.  Due to a contractual dispute there were no recorded sales to CMP during the current quarter and $50,000 of revenue was deferred.  Excluding this deferred revenue, sales to CMP for the nine months ended October 31, 2008 were $627,000. For the three and nine months ended October 31, 2007, sales to CMP were $234,000 and $680,000, respectively.  Amounts due from CMP were $435,000 (excluding deferred revenue) and $170,000 as of October 31, 2008 and January 31, 2008, respectively.  As a result of the ongoing dispute with CMP, the Company has placed a reserve of $251,000 against CMP’s outstanding balance at October 31, 2008.

(10)           STOCK-BASED COMPENSATION

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility.  The expected life of an award is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis.  We have determined that directors and non-directors display significantly different exercise behavior, and accordingly established two groups for option valuation: Group 1 is comprised of directors; Group 2 includes all other employees. As SFAS No.123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the quarter ended October 31, 2008 has been reduced for estimated forfeitures.

During the third quarter of the current fiscal year the Company completed a transition of its in-house option tracking software to an online option navigator and reporting solution.  The currently employed online solution utilizes a dynamic forfeiture rate calculation that automatically adjusts the forfeiture rate of each tranche as it approaches its vest-end date as compared to the prior method which did not adjust the forfeiture rate until all tranches had vested.  We believe that the current approach provides a more accurate estimate of our stock option expense.  As a result of this change in estimate, consistent with FAS 154, the Company has recorded a one time true-up adjustment of $522,000 in the three months ended October 31, 2008. This change in accounting estimate increased the net loss by $522,000 or $0.01 per share. The impact of this adjustment  on the results of operations for the three and nine-month periods ended October 31, 2008 is as follows: Cost of revenues - $83,000; Sales and marketing - $236,000; Research and product development - $64,000; General and administrative - $139,000.

Performance Stock Options:

During three months ended April 30, 2008, 3.1 million common stock options were issued at an exercise price of $1.92 per share to members of the senior management team. The vesting of the options is contingent upon the Company achieving revenue and EBIDTA of $25 million and $2.5 million, respectively, for the fiscal year ended January 31, 2011. These options were valued using the Black-Scholes option pricing model on the grant date and the aggregate compensation expense for these awards, provided all such options vest, was determined to be $3.4 million. Performance stock options are evaluated in accordance with SFAS No.123(R) on a quarterly-basis over the performance period to determine whether achievement of the underlying performance goals is probable. As of October 31, 2008, the Company has concluded that the achievement of the performance measurements is not probable and therefore has recorded no compensation expense.  If the Company determines in a subsequent period that achievement of the performance goals is now probable, a cumulative catch-up expense adjustment will be required equal to that portion of the total compensation expense attributable to the three year vesting period that has elapsed.

Stock Options

The following table shows the weighted-average assumptions used to estimate the fair values for all stock option grants that occurred in the periods presented.

	Three Months Ended October 31,		Nine months Ended October 31,
	2008	2007	2008	2007
Expected life of stock options	4.11 Years	4.19 Years	4.67 Years	4.68 Years
Expected volatility	68%	65%	68%	68%
Risk free interest rates	2.90%	4.30%	2.63%	4.63%
Dividend yield	None	None	None	None
		-
Options granted during the period	43,000	150,750	3,452,000	321,250
Weighted average fair value of options granted during the period	$ 0.58	$ 1.73	$ 1.06	$ 1.38

As of October 31, 2008, a total of $1.6 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.1 years.

Deferred Stock Compensation Plan

Beginning in fiscal year 2004, pursuant to the Company’s 2000 Stock Option Plan, several of our senior officers were awarded shares of deferred stock with varying vesting provisions.  Nonvested shares of stock granted under the stock option plan are measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock.  Such value is recognized as compensation expense over the corresponding service period.  Deferred stock compensation is subject to the provisions of FAS 123(R) and as such is adjusted for estimated forfeitures.  During the quarter ended April 30, 2007, the employment of two officers in the plan was terminated prior to vesting their awards.  The forfeiture of these shares represented a large percentage of the total plan and as a result increased the forfeiture rate related to this plan significantly.  The cumulative effect of this adjustment to the forfeiture rate resulted in a net compensation expense credit of $1.1 million, or $0.02 per common share, recorded in the quarter ended April 30, 2007.  As of October 31, 2008, an aggregate of 300,000 shares of deferred stock were outstanding.

The following table summarizes the deferred stock compensation plans as of October 31, 2008.

Deferred Stock Plan Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 31, 2008	300,000	$5.50
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at October 31, 2008	300,000	$5.50

As of October 31, 2008, there was $0.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Deferred Stock Plan.  That cost is expected to be recognized by the end of the current fiscal year.

The impact on our results of operations of recording stock-based compensation related to stock options and deferred stock for the three and nine-month periods ended October 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended October 31,		Nine months Ended October 31,
	2008	2007	2008	2007
Continuing Operations
Cost of revenues	$126	$68	$230	$188
Sales and marketing	290	(4)	476	88
Research and product development	231	106	672	(955)
General and administrative	634	391	1,118	815
Continuing Operations Total	$1,281	$561	$2,496	$136
Discontinued Operations	-	(1)	-	176
Total	$1,281	$560	$2,496	$312

(11)            OPERATIONAL RESTRUCTURING

During the first quarter in the previous fiscal year, we implemented actions to restructure our expenses.  These restructuring actions were not performed pursuant to a formal plan to restructure the business; rather, they occurred throughout the quarter to focus our resources on the strategy to expand our presence in the online publishing market.  In connection with this effort, we reduced our workforce by 38 employees worldwide and closed facilities in Montreal, Canada and Lyon, France. Total costs of $1.2 million recognized in the three-month period ended April 30, 2007 were revised during the second quarter of fiscal year 2008 resulting in a restructuring credit of $150,000.  Total costs recognized in the nine-month period ended October 31, 2007 related to these efforts were $1.0 million.

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

(12)           SUBSEQUENT EVENT

In November 2008, as a result of our continued movement to a self service sales model and streamlining of our sales process, we took action to reduce the cost structure of our sales, marketing and customer service functions. This streamlining action has resulted in reducing our sales, marketing and customer service headcount by nine and will lead to the shut down our UK sales office by fiscal year end. As a result of these actions, the Company will record severance expense of approximately $400,000 in the fourth quarter of fiscal 2009. We believe that this streamlining action will allow us to continue to serve our customers effectively while substantially reducing our operating costs.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements contained in the following discussion that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the expectations, beliefs, intentions or strategies regarding the future of our business.  Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements regarding our future expectations, performance, plans and prospects as well as assumptions about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, as updated in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of such factors, including those set forth in our Annual Report and Quarterly Report.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission.

Overview

We provide vertical search services to trade publishers. Our technology and services help publishers to build a loyal online community and increase their internet advertising revenues.  With the use of our vertical search services, our customers can create search engines customized to meet the specialized information needs of their audience by combining publisher proprietary content with an authoritative subset of the Web.  On March 31, 2007, we agreed to sell the assets of our Enterprise Search business for $23.0 million in cash to FAST. This transaction closed on August 9, 2007 with FAST assuming certain obligations of the business and retaining certain employees serving its Enterprise Search customers. Accordingly, revenues and expenses and cash flows related to the Enterprise Search business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows for the nine months ended October 31, 2007.  See further discussion in Note 3, “Discontinued Operations” in the Notes to Consolidated Financial Statements.

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

We use an AT&T facility to host our vertical search offering.  This facility, located in Dallas, TX, is operated under a master hosting arrangement that expires in July 2009.  We also maintained a hosting facility in San Diego, CA, which was vacated on January 31, 2008 in an effort to appropriately scale our hosting infrastructure. We believe that our Dallas hosting center environment has sufficient equipment capacity to host vertical search websites for 200 trade publications each with an average community of 40,000 users at competitive search performance levels, providing sufficient capacity to meet our current needs.

Trends

As of October 31, 2008, Convera has 82 vertical search websites with 28 separate publishers under contract, with 45 of these vertical search sites in production and 37 of the websites in development awaiting launch. At October 31, 2007, Convera had 48 vertical search websites from 17 publishers under contract, of which 25 were in production and 23 were in development awaiting launch.

Our strategy for fiscal 2009 is to continue to target the top 50 B2B publishers in the United States and United Kingdom, which have an estimated 2,000 plus relevant trade magazine titles that have the economic attributes necessary to support search-based websites.  For both newly signed and current customers, our expectation is that the publishers will launch vertical search-based websites in a much shorter period of time than was typical in fiscal 2008 due to the release of version 2 of our Publisher Control Panel.  The tools included in this version of the Publisher Control Panel shortens the time required to launch a site from nine months to less than a month, which should translate into our receiving advertising based revenues sooner than in prior periods.

The majority of the revenues earned for fiscal year 2008 represented contract minimum amounts for hosted services.  We expect continued growth in hosted service fee revenues, as our new and renewal contracts with publishers will typically contain a minimum service fee for our vertical search services.  We also expect advertising share based revenue growth as new and existing websites build traffic and subsequently increase their advertising sales. We may experience slower advertising share growth during the coming quarters due to the economic slowdown that has been generally experienced in 2008, which is expected to continue into 2009.  Industry analysts and several of our customers are expecting lower ad revenues and slower online ad growth which we believe could consequently result in lower revenues in the coming quarters from our revenue sharing contracts with publishers.

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

In July 2008, we signed a contract with Microsoft to offer and distribute its FAST ESP360 product as a hosted service to the Company’s and to Microsoft’s customers. This site search product is being integrated with our Publisher Control Panel; we expect to commercially launch this service in January 2009.  After site search is integrated with our vertical search capabilities, our customers will be able to serve advertisements against both web search and searches through the content on their websites and thereby expand their revenue base. Software license-based site search does not allow the owners an easy way to put advertisements against the site search results.

In November 2008, as a result of our continued movement to a self service sales model and streamlining of our sales process, we took action to reduce the cost structure of our sales, marketing and customer service functions. This streamlining action has resulted in reducing our sales, marketing and customer service headcount by nine and will lead to the shut down our UK sales office by fiscal year end. As a result of these actions, the Company will record severance expense of approximately $400,000 in the quarter ending January 31, 2009.  We believe that this stream lining action will allow us to continue to serve our customers effectively while substantially reducing our operating costs.

The combined reduction in expenses and potential increase in revenues should result in a decrease in the loss from continuing operations in fiscal 2009.  During the quarter ended October 31, 2008 we evaluated the carrying value of the long-lived assets related to our web hosting facility for impairment in accordance with SFAS No. 144.  Current revenue projections indicate that the future cash flows utilized for impairment analysis exceed the carrying value of the long-lived assets related to web hosting and as such we have not recorded an impairment charge.  However, if anticipated revenues do not materialize to a level where expected future cash flows from these assets are greater than their carrying value an impairment charge may be recorded to our results of operations in the future.

Recently Issued Accounting Standards

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. (“FSP No. 142-3”) FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), Business Combinations, (“SFAS No. 141(R)”) and other U.S. GAAP. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating FSP No. 142-3 and do not expect its adoption to have a significant impact on our consolidated financial statements.

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

Results of Operations

For the three months ended October 31, 2008, total revenues from continuing operations were $0.2 million, as compared to revenues of $0.3 million for the three months ended October 31, 2007. The loss from continuing operations for the three months ended October 31, 2008 was $6.0 million, or $(0.11) per common share, compared to a loss from continuing operations of $5.9 million, or $(0.11) per common share for the three months ended October 31, 2007. The net loss for the three months ended October 31, 2008 was $6.0 million, or $(0.11) per common share, as compared to a net income of $11.7 million or $0.22 per common share for the three months ended October 31, 2007. The results for the three months ended October 31, 2007 include $17.5 million of income from the completion of the sale of the discontinued RetrievalWare Enterprise Search business to FAST in August 2007.

For the nine months ended October 31, 2008, total revenues from continuing operations were $1.1 million, as compared to revenues of $0.8 million for the nine months ended October 31, 2007. The loss from continuing operations for the nine months ended October 31, 2008 was $15.0 million, or $(0.28) per common share, compared to a loss from continuing operations of $19.6 million, or $(0.37) per common share for the nine months ended October 31, 2007. The net loss for the nine months ended October 31, 2008 was $15.0 million, or $(0.28) per common share, as compared to a net loss of $2.1 million or $(0.04) per common share for the nine months ended October 31, 2007. The results for the nine months ended October 31, 2007 include $17.5 million of income from the completion of the sale of the discontinued RetrievalWare Enterprise Search business to FAST in August 2007.

Three Months Ended October 31, 2008 as Compared to Three Months Ended October 31, 2007

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended October 31, 2008 and 2007, respectively.

	Components of Revenue and Expense				Increase
	Three Months Ended October 31,				(Decrease)
	2008	%	2007	%	%
Continuing Operations:

Revenue	$239	100%	$259	100%	-8%

Expenses:
Cost of revenues	1,892	792%	2,457	949%	-23%
Sales and marketing	911	381%	772	298%	18%
Research and product development	1,216	509%	1,140	440%	7%
General and administrative	2,288	957%	2,239	864%	2%
Total operating expenses	6,307	2639%	6,608	2551%	-5%

Operating loss	(6,068)		(6,349)		-4%

Other income, net	98		482

Loss before taxes	(5,970)		(5,867)

Income tax expense ( benefit)	-		-

Loss from continuing operations	(5,970)		(5,867)

Discontinued Operations:
Income from discontinued operations	-		17,519

Net( loss) income	$(5,970)		$11,652

Continuing Operations:

Revenues

Hosted services revenue from our vertical search services offering for the three months ended October 31, 2008 declined 8% to $0.2 million from $0.3 million for the three months ended October 31, 2007. This decrease is primarily due to the expiration of a minimum revenue commitment from a customer in August 2008. Revenue for three months ended October 31, 2007 included $0.2 million in minimum revenue recognized from servicing this customer. As a result of a contractual dispute, the $50,000 in revenue share due from this customer under its contract for the third quarter have been recorded as deferred revenue at October 31, 2008 and will not be recognized as revenue until collectibility is probable.

As of October 31, 2008, there were a total of 45 Convera supported websites in production compared to 25 at the end of the third fiscal quarter last year.

Revenue from international operations is generated from publishers located primarily in the United Kingdom. Our international sales operation, Convera Technologies International, Ltd. (“CTIL”), is headquartered in the United Kingdom.  International revenues were $0.1 million and $0.2 million for the three months ended October 31, 2008 and 2007, respectively.

Two customers accounted for a total of 53% of the revenues generated in the three months ended October 31, 2008, accounting for 32% and 21%, respectively. A single customer accounted for 90% of the revenues generated during the three months ended October 31, 2007.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue decreased 23% to $1.9 million for the three months ended October 31, 2008 from $2.5 million  for the three months ended October 31, 2007. This decrease is principally attributable to a $0.2 million decrease in hosting costs due to the termination of the agreement with AT&T for the San Diego hosting center in January 2008 and a $0.3 million decrease compensation expenses resulting from lower headcount.  Headcount decreased to an average of 18 for the three months ended October 31, 2008 from an average of 26 for the three months ended October 31, 2007.

Sales & Marketing

Sales and marketing expense increased 18% to $0.9 million for the three months ended October 31, 2008 from $0.8 million for the three months ended October 31, 2007.  The increase in sales and marketing expense is primarily attributable to a $0.3 million increase in non-cash stock compensation expense resulting from a cumulative catch-up adjustment due to a change in estimate.  Excluding stock compensation expense from both periods, sales and marketing expense decreased 20% for the three months ended October 31, 2008 compared to the three months ended October 31, 2007.  This decrease is attributable to reduced marketing program costs and lower personnel costs.  Sales and marketing headcount decreased to an average of 10 for the three months ended October 31, 2008 from an average of 13 for the three months ended October 31, 2007.

Research and Development

Research and product development costs increased 7% to $1.2 million for the three months ended October 31, 2008 from $1.1 million for the three months ended October 31, 2007. The increase in research and development costs is also primarily due to increased stock compensation expense from the cumulative catch up adjustment resulting from a change in estimate.  Excluding stock compensation expense from both periods, research and product development expense decreased 5% for the three months ended October 31, 2008 compared to the three months ended October 31, 2007.  Research and development headcount decreased to an average of 24 for the third quarter of fiscal 2009 from an average of 25 for the three months ended October 31, 2007.

General and Administrative

General and administrative expense increased 2% to $2.3 million for the three months ended October 31, 2008 from $2.2 million for the three months ended October 31, 2007.  This increase is primarily due to a $0.2 million increase in stock compensation expense resulting from the cumulative catch up adjustment.  Excluding stock compensation expense from both periods, general and administrative expense decreased 10% for the three months ended October 31, 2008 compared to the three months ended October 31, 2007.  Personnel costs were reduced in the current quarter due to lower headcount.  General and administrative headcount decreased to an average of 15 in the third quarter of fiscal 2009 from an average of 22 for the three months ended October 31, 2007.

Other income

Other income decreased to $0.1 million for the three months ended October 31, 2008 from $0.5 million for the three months ended October 31, 2007. The decrease in other income was due to lower interest income as a result of the combined effects of a lower average cash balance, declining interest rates and the movement of our cash investments to more conservative government security backed funds from those invested in more risk sensitive commercial paper investments.

Discontinued operations:

Discontinued operations for the three months ended October 31, 2007 included income of $17.5 million from the net gain on the sale of the RetrievalWare enterprise search business. The sale of RetrievalWare was completed in August 2007, there was no business activity or operating results from discontinued operations during the three months ended October 31, 2008

Nine Months Ended October 31, 2008 as Compared to Nine Months Ended October 31, 2007

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the nine months ended October 31, 2008 and 2007, respectively.

	Components of Revenue and Expense				Increase
	Nine Months Ended October 31,				(Decrease)
	2008	%	2007	%	%
Continuing Operations:

Revenue	$1,110	100%	$838	100%	32%

Expenses:
Cost of revenues	5,573	502%	6,461	771%	-14%
Sales and marketing	2,560	231%	2,984	356%	-14%
Research and product development	3,509	316%	3,335	398%	5%
General and administrative	5,712	515%	9,153	1092%	-38%
Total operating expenses	17,354	1563%	21,933	2617%	-21%

Operating loss	(16,244)		(21,095)		-23%

Other income, net	1,222		1,451

Loss before taxes	(15,022)		(19,644)

Income tax expense ( benefit)	-		-

Loss from continuing operations	(15,022)		(19,644)

Discontinued Operations:
Income from discontinued operations	-		17,538

Net loss	$(15,022)		$(2,106)

Continuing Operations:

Revenues

Hosted services revenue from our vertical search services offering for the nine months ended October 31, 2008 increased by 32% to $1.1 million from $0.8 million for the nine months ended October 31, 2007.  This increase is due to an overall increase the number of customers served and the vertical search sites in production.

Revenue for nine months ended October 31, 2007 included $0.2 million in minimum revenue recognized from servicing this customers as a result of a contractual dispute. The $50,000 in revenue share due from this customer under its contract for the third quarter has been recorded as deferred revenue at October 31, 2008 and will not be recognized as revenue until collectibility is probable.

As of October 31, 2008, there were a total of 45 Convera supported websites in production compared to 25 such sites at October 31, 2007.

Revenue from international operations is generated from publishers located primarily in the United Kingdom. Our international sales operation, CTIL, is headquartered in the United Kingdom.  International revenues were $0.9 million in the nine months ended October 31, 2008 and were $0.7 million in the nine months ended October 31, 2007.

Two customers accounted for a total of 74 % of the revenues generated in the nine months ended October 31, 2008, accounting for 57% and 17%, respectively. A single customer accounted for 90% of the revenues generated during the three months ended October 31, 2007.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue decreased 14% to $5.6 million for the nine months ended October 31, 2008 from $6.5 million for the nine months ended October 31, 2007. This decrease is attributable to a $0.8 million decrease in hosting costs due to the termination of the agreement with AT&T for the San Diego hosting center in January 2008 and a $0.5 million decrease in facilities costs and compensation expenses resulting from the restructuring actions undertaken in fiscal 2008. These decreases were offset, in part, by a $0.4 million increase in depreciation and equipment costs resulting from assets acquired and placed into service after October 31, 2007. Cost of revenue headcount decreased to an average of 19 for the nine months ended October 31, 2008 from an average of 23 for the nine months ended October 31, 2007.

Sales & Marketing

Sales and marketing expense decreased 14% to $2.6 million for the nine months ended October 31, 2008 from $3.0 million for the nine months ended October 31, 2007.  The decrease in sales and marketing expense is attributable to the combination of a decrease in compensation from lower staffing levels resulting from the restructuring actions taken throughout fiscal 2008 and lower marketing program expenditures.  Sales and marketing head count decreased to an average of 9 for the nine months ended October 31, 2008 from an average of 12 for the nine months ended October 31, 2007.  The overall decrease in sales and marketing expenses were offset by a $0.4 million increase in stock compensation expense.  Excluding stock compensation expense from both periods, sales and marketing expense decreased 28% for the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007.

Research and Development

Research and product development costs increased 5% to $3.5 million for the nine months ended October 31, 2008 from $3.3 million for the nine months ended October 31, 2007 due to increased stock compensation costs resulting from the impact of a $1.1 million cumulative catch up credit taken in the prior fiscal year.  Excluding stock compensation expense from both periods, research and development expense decreased 34% for the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007. The decrease in research and development cost are attributable to reduced facilities and consultant charges in the current fiscal year as a result of the restructuring efforts undertaken in fiscal 2008.  Research and development headcount decreased to an average of 22 for the first nine months of fiscal 2009 from an average of 26 for the nine months ended October 31, 2007.

General and Administrative

General and administrative expense decreased 38% to $5.7 million for the nine months ended October 31, 2008 from $9.2 million for the nine months ended October 31, 2007.  The decrease includes a $2.9 million reduction in third-party legal, consulting and accounting fees, a $0.5 million decrease in compensation costs resulting from the restructuring actions taken in fiscal 2008, and a $0.9 million decrease resulting from the settlement of the DSMCi matter in fiscal 2008.  General and administrative headcount decreased to an average of 15 in the first nine months of fiscal 2009 from an average of 22 for the nine months ended October 31, 2007.  Stock compensation expense increased $0.3 million for the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007.  Excluding stock compensation expense from both periods, general and administrative decreased 45% for the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007.

Other income

Other income decreased to $1.2 million for the nine months ended October 31, 2008 from $1.4 million in the comparable period of the prior fiscal year due principally to the combined effects of a lower average cash balance and lower interest rates.  Other income for the nine months ended October 31, 2008 includes $0.7 million earned from satisfying an obligation for the delivery of the discontinued product to a US government customer and $0.5 million of interest income. Other income for the nine months ended October 31, 2008 consisted of interest income.

Discontinued operations:

Discontinued operations for the nine months ended October 31, 2007 included income of $17.5 million from the net gain on the sale of the RetrievalWare enterprise search business. The sale of RetrievalWare was completed in August 2007, there was no business activity or operating results from discontinued operations during the nine months ended October 31, 2008.

Liquidity and Capital Resources

Our combined balance of cash and cash equivalents at October 31, 2008 as compared to January 31, 2008 is summarized below (in thousands).

	October 31, 2008	January 31, 2008	Change
Cash and cash equivalents	$26,817	$36,641	$(9,824)

At October 31, 2008, our principal source of liquidity was cash and cash equivalents of $26.8 million.

Operating activities consumed $11.7 million in cash during the nine months ended October 31, 2008. The primary use of cash from operating activities was the loss from continuing operations of $15.0 million.  The loss was reduced for non-cash expenses represented by depreciation of $2.2 million and stock-based compensation of $2.6 million.  Increases to accounts receivable reduced operating cash flow by $0.7 million and payments of accounts payable and accrued expenses used $0.5 million. In addition, the Company recognized $0.6 million of deferred revenue which had been previously received

The Company’s operating activities consumed $16.7 million in cash during the nine months ended October 31, 2007. The primary use of cash from operating activities was the loss from continuing operations of $19.6 million.  The loss was reduced for non-cash expenses represented by depreciation and amortization of $1.9 million.  Increases to accounts receivable and prepaid expenses reduced operating cash flow by $0.1 million and payment of accounts payable and accrued expenses used $0.4 million. Net cash of $1.4 million was provided from the discontinued RetrievalWare operations during the nine-month period ended October 31, 2007.

Investing activities used $1.0 million in cash during the nine months ended October 31, 2008. Purchases of equipment totaling $1.1 million were partially offset by proceeds from the sale of assets of $63,000. Investing activities provided $13.0 in cash during the nine-month period ended October 31, 2007. The sale of the Enterprise Search business (RetrievalWare) provided $16.4 million net of expenses directly related to the transaction. Purchases of equipment and leasehold improvement related to the continuing operations of Excalibur used $3.4 million.

Financing activities provided approximately $4.0 million during the nine months ended October 31, 2008 due to the finalization and release of funds held in escrow for the sale of the RetrievalWare Enterprise Search Business to FAS, partially offset by the payment of the $1.0 million working capital adjustment that was paid during the quarter ended April 30, 2008.

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

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

Currency Risk

Our market risk principally consists of changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  International revenues from CTIL, our foreign sales subsidiary located in the United Kingdom, were approximately 47 and 84% of total revenues for the quarter and year-to-date periods ended October 31, 2008, respectively.  International sales are made predominantly from our foreign subsidiary and are typically denominated in British pounds.  As of October 31, 2008, approximately 80% of total consolidated accounts receivable was denominated in British pounds.  The majority of these receivables are due within 90 days of the end of the first fiscal quarter, and all receivables are due within one year.  Additionally, we are exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature.  We are also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of October 31, 2008, approximately two percent of our cash and cash equivalents were denominated in British pounds, EUROs or Canadian dollars.  Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less. These money market funds are only invested in US Government notes and T bills and are less likely to be negatively impacted by redemptions of funds than money market funds invested in commercial paper and other securities and consequently are considered more liquid.. We also have certificates of deposit of $76,000 and $450,000 included in Other assets which are pledged to collateralize letters of credit required for leased facilities.  Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and our exposure to fluctuations in interest rates is limited.

Credit Risk

We are exposed to potential credit risk from cash equivalents and accounts receivables.  See Note 2 to financial statement regarding credit risk on page 7 of this Quarterly Report.  Our customers are primarily large publishing companies, many of which are located outside the United States.  For the three and nine months ended October 31, 2008, total revenues derived from international sales were approximately $113,000 and $930,000, representing approximately 47% and 84% of total revenues, respectively.  Most of our international sales are in the United Kingdom. Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations. We extend credit to our customers based on an evaluation of the customer’s financial condition, typically without requiring a deposit or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  We perform ongoing evaluations of our exposure for credit losses, examining our historical collection experience and our portfolio of customers, taking into consideration the general economic environment as well as the industry in which we operate.  We currently maintain an allowance of $291,000 for anticipated losses.  As our customer base grows, we will periodically review whether this provision is adequate.  Two customers accounted for a combined total of 53% of total revenues for the quarter ended October 31, 2008 while one customer accounted for a total of 90% of total revenues for the quarter ended October 31, 2007.  For the nine-month period ended October 31, 2008 two customers combined accounted for 74% of total revenues.  Two customers combined accounted for 93% of total revenues for the nine-month period ended October 31, 2007.  For a more detailed discussion on the risks relating to the recent global economic turmoil, please see Item 1A, “Risk Factors.”

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

Below are the risk factors that have been revised since the filing of our Annual Report on Form 10-K for the year ended January 31, 2008. You are urged to read the risk factors in the Annual Report in addition to the following risk factors.  Each of the risk factors set forth here and in our Annual Report could materially adversely affect our business, operating results and financial conditions, as well as the value of an investment in our common stock.  Additional risks and uncertainty not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

Our common stock may be involuntarily delisted from trading on NASDAQ if we fail to maintain a minimum closing bid price of $1.00 per share for any consecutive 30 trading day period. A notification of delisting or a delisting of our common stock would adversely affect the price and liquidity of our common stock.

NASDAQ’s quantitative listing standards require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. However, NASDAQ has recently suspended its minimum closing bid price threshold through January 16, 2009. If, upon reinstatement of the minimum closing bid price threshold, we fail to satisfy this threshold for any consecutive 30 trading day period, our common stock may be involuntarily delisted from trading on NASDAQ once the applicable grace period expires. Our stock price has recently fallen below the $1.00 per share threshold. Given the increased market volatility arising in part from economic turmoil resulting from the ongoing credit crisis, as well as our history of operating losses, the closing bid price of our common stock could remain below $1.00 per share. A notification of delisting or delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

The current credit and financial market conditions have a negative impact on global business environment and may exacerbate certain risks affecting our business.

The credit and financial markets are currently experiencing unprecedented volatility, stress, illiquidity and disruption around the world.  Many of our customers may encounter much uncertainty and risks due to the weakening business environment and credit availability, particularly in the publishing area.  As a result, these customers may be unable to satisfy their contract obligations, may delay payment, or may delay purchasing our services, which could negatively affect our business and financial performance.  In addition, the weakening business environment has adversely impacted sales of on-line ads, which could negatively affect any business and general performance.

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

CONVERA CORPORATION

December 10, 2008	By:/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

December 10, 2008	By:/s/ Matthew G. Jones
Matthew G. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)