Form 10-K
period 2009-01-31
CONVERA CORP
filed 2009-04-03
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.  Yes  ✓     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer       Accelerated Filer        Non-Accelerated Filer ✓      Smaller reporting company ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No ✓

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2008 (based on the closing sales price as reported on the NASDAQ Global Market System) was $20,410,500.

The number of shares outstanding of the registrant's Class A common stock as of March 9, 2009 was 53,501,183.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

The Index to Exhibits begins on Page 30

CONVERA CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

FORWARD-LOOKING STATEMENTS

The statements contained in this annual report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), including without limitation statements about the expectations, beliefs, intentions or strategies regarding the future of Convera Corporation (hereinafter referred to as “Convera,” “we,” “us” and “our” through this document). Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements regarding our future expectations, performance, plans and prospects as well as assumptions about future events. All forward-looking statements included in this annual report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties discussed under the heading “Risk Factors” below. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of such factors, including those set forth in this annual report.

ITEM 1.	BUSINESS

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

 Revenues for our vertical search services are generated under two different pricing models that are determined at the time that the contract with the publisher is executed.  These pricing models result in Convera either receiving a percentage of  the publishers’ advertising revenues  earned by the search sites (“revenue share”) or from selling a fixed quantity of searches executed on the search site each month  for a fixed monthly fee. Many of our Ad share contracts with publishers also contain minimum fees that we are entitled to receive until website advertising revenue generated by the publishers’ search sites exceeds these minimum amounts.  We can also generate revenues from hosting publisher websites and from providing technical staff training. We offer professional services to customize publisher websites and optimize search engines, as well as website monetization consulting. Our Converanet service which was launched in December 2008 is designed to drive traffic to our publisher sites also generates revenues from selling advertising on its site.

The first publisher search site using our vertical search services was launched in November 2006.  Our sales and marketing efforts are targeting the top 50 business-to-business (“B2B”) publishers in both the United States and United Kingdom, with the goal of building the largest collection of search-based professional user websites on the internet

Convera is traded on the NASDAQ stock market (CNVR) and is headquartered at 1921 Gallows Road, Vienna, VA 22182. Our main corporate telephone number is (703) 761-3700.

As of January 31, 2009 and 2008, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera and currently hold two seats on the Board of Directors, and would therefore be able to influence the outcome of matters requiring a stockholder vote.

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

Our vertical search agreements are designed to generate revenue for Convera using two different pricing models.  The first model is a revenue share model whereby Convera earns a percentage of advertising revenue generated by the search site (typically between 20% and 50% of net advertising revenues). Our contracts typically contain a monthly minimum fee that we receive for each vertical market served until our share of the website’s advertising revenues surpasses the minimum fee.  The second revenue model charges publishers a monthly subscription fee based on the number of searches executed using the search site and/or the quantity of pages indexed (“Capacity based pricing”). This pricing model allows the publishers to earn and retain 100% of the advertising revenue and make our service a fixed cost. Convera also earns additional revenue when the actual search volume exceeds the amount in the subscription.  We introduced our first capacity based pricing contract in the second quarter of fiscal 2009 and have found that it typically appeals to customers that generate higher search volumes.  We also generate professional services fees from delivering consulting and training to our customers, and from website hosting services.

PRODUCTS AND SERVICES

We provide publishers with our vertical search technology on a “software as a service” basis. Our vertical search service is designed to help publishers deliver unique value to their online community by customizing the search experience to meet the specialized information needs of the publisher’s audience. The targeted search solution enables publishers to further engage their audiences and increase online advertising revenue. We provide the technical infrastructure, search expertise and best practice advice required to build vertical search applications.  The publisher provides the insight into the information needs of the target community, which is used to customize the look, feel and functionality of the search experience to the needs of that community.  The result is a search application that yields a blended result to a user query – incorporating information from the Web at large, as well as from an authoritative subset of Web content and multiple proprietary sources. End users are presented with more relevant search results in a comprehensive, consolidated manner, regardless of the repository source or location. Search results can be presented to the user through an intuitive and dynamic page layout that is designed, controlled and branded by the publisher.  Our vertical search offering can be integrated into one or more of the publisher’s existing websites or used to establish a new brand or product.  As an option, we can host the search results but still present the results under the publisher’s brand.  Our advertising server capabilities, which are built into our Web Search Platform, allow us to serve any type of ad and measure all key analytics.

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

Publisher Control Panel (PCP)

Our Publisher Control Panel is a self-service application that provides the publisher with the ability to control and tailor the Convera Web Search Platform and the Convera Ad Service for each vertical search site from a single interface.  Each publisher’s initial vertical search site is readied for launch by the publisher team using the PCP. Each initial vertical application launch is managed and mentored by a member of our implementation team. The publisher receives hands-on training from the Convera implementation team on the use, management and customization of the vertical search site using the PCP tools.  This hands-on training allows a publisher to easily set-up additional vertical search sties and administer a combined website and best-of-Web search experience designed to meet the specific information needs of the publisher’s audience.

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

Convera Ad Service (CAS)

Our Convera Ad Service allows publishers to directly manage and pursue search-based advertising revenues for their vertical search websites. CAS connects the publisher websites directly with the providers of advertising inventory, enhancing publishers’ abilities to increase their web advertising revenues, supporting the insertion, tracking and billing of a variety of ad pricing models including banner ads, tenancy ads, search term ads and click-through advertisements.  In order to bolster our ability to increase advertising revenue opportunities for publishers, we are pursuing contracts with advertising networks. We completed a contract with the Microsoft Advertising network in September and are actively seeking contracts with other advertising networks. The integration of this network in to the PCP and CAS was completed in January 2009. This network allows publishers using the PCP to opt in to the Microsoft Advertising network’s contextual search ads and thereby fill vacant spaces on their search websites.

Converanet

In December 2008, we launched Converanet, our online search directory portal that contains all the search engines that we have developed for publishers in a single website. Converanet is designed to help drive traffic to our customer’s search sites and thereby drive Ad revenues on those sites. Additionally, we expect Converanet to directly generate Ad revenue for Convera from paid ads placed on the Converanet site through the Microsoft Ad center contract which was signed in September 2008.

Professional Services

We offer a range of professional services aimed at ensuring the publisher’s vertical search application is a success in terms of increasing website traffic and generating online advertising revenue.  The services include website customization; search engine optimization, marketing services and training; and advertising sales kit development and training.

MARKETING AND DISTRIBUTION

Beginning in November 2008, our vertical search offering is sold as a hosted service through a self service site to publishers. Through November 2008 we maintained a direct sales force located in the United States and United Kingdom marketing our products to publishers. The launch of our self service capability through the publisher control panel enabled us to streamline our sales and marketing processes in November 2008, moving the roles occupied by the sales force to our Carlsbad, CA customer care and implementation team and thereby reducing our head count and our cost base.  This action also led to the shut down of our U.K. sales office.

In September 2008, we signed a contract with Microsoft’s advertising network which will provide us with a revenue share on all search sites that publishers deploy Microsoft Ads. We continue to explore the prospect of strategic partners such as additional large advertising networks or resellers who may provide increased distribution capabilities, access to incremental human resources and possible hosting facility alternatives.

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

RESEARCH AND DEVELOPMENT

Our research and development program focuses on enhancing and expanding the capabilities of our vertical search services to address emerging markets and customer requirements.  Certain elements of our developed technologies are provided to us pursuant to license agreements with other independent software vendors. The technologies acquired by the Company in this manner include a language processor, spell checker and FAST Ad Momentum advertising platform and FAST ESP360 site search software. These license agreements have varying terms for which we have made a prepaid royalty payment or purchased a perpetual license.

Our research and development expenses were $4.7 million, $ 4.7 million, and $11.0 million for the years ended January 31, 2009, 2008, and 2007, respectively.

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY

We regard our software as proprietary and rely primarily on a combination of patents, copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, and other intellectual property protection methods to safeguard our technology. We hold one patent related to our current business strategy. This patent, which concerns multimedia document retrieval, expires on August 24, 2018.  We are actively engaged in seeking additional patents specifically related to our vertical search offering.  We have undertaken to protect all significant marks used to identify our core services. We own U.S. trademark registrations or pending applications for our material trademarks, including CONVERA and THE VERTICAL SEARCH COMPANY.  Renewals are due at various dates between July 2009 and August 2013. In addition, we own numerous foreign applications and registrations for our material trademarks.

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

In the fiscal year ended January 31, 2009, two customers accounted for 66% of our revenues, representing 19% and 47%, respectively.  In the fiscal year ended January 31, 2008, one customer, CMP Information Ltd., accounted for 82% of our revenues.  In the fiscal year ended January 31, 2007, three customers accounted for 53%, 29%, and 17% of total revenues, respectively.

To date, our revenues have been earned principally from customers located in the US and in the United Kingdom.  For geographic area revenues and long-lived assets information, see Note 13, “Segment Reporting” in the Notes to Consolidated Financial Statements.

EMPLOYEES

We had 56 employees at January 31, 2009. See Item 1A. “Risk Factors” for a discussion of some of the risks we face related to our employees.

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

As of January 31, 2009, we had an accumulated deficit of approximately $1.1 billion. We have operated at a loss for each of the past three fiscal years.  For the fiscal years ended January 31, 2009, 2008 and 2007 our net losses were approximately $22.6 million, $9.1 million, $44.8 million, respectively. These financial results include revenues and expenses associated with the Enterprise Search business, the sale of which was completed on August 9, 2007.  The loss from continuing operations for the fiscal years ended January 31, 2009, 2008 and 2007 was $22.6 million, $27.0 million and $45.3 million, respectively.  We expect that the Company will continue the trend of significant operating losses and uses of cash at least for the short term until the revenue base for our vertical search services grows to sufficient levels to support its expenses.  We have a short operating history in the vertical search business; the first Convera supported vertical search site was launched into production in November 2006.  Previously, our market strength had been in the government sector, whereas we now compete solely within the commercial sector.  In addition, our revenue contracts generally stipulate that we will receive a percentage of website advertising revenues, and online advertising is an immature and rapidly evolving industry.  Accordingly, we cannot assure you that we will generate the revenues required to achieve or maintain profitability in the future.  You should assess our business in light of the risks, difficulties, uncertainties, and expenses associated with managing and growing a relatively new business in a rapidly evolving market.  Our failure to achieve and sustain our profitability will negatively impact the market price of our common stock.

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

While we believe that we will have sufficient funds for our operations for at least the next twelve months, it is possible that we will need additional capital during or after that time. If such additional capital is not available to us on acceptable terms or at all, it could harm our financial condition and future prospects.

As of January 31, 2009, our balances of cash and cash equivalents were approximately $22.8 million. We believe our current balance of cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months based upon our estimates of funds required to operate our business during such period. However, during or after that time, we may need to raise additional funds for the following purposes:

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

NASDAQ’s quantitative listing standards require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. However, NASDAQ has recently suspended its minimum closing bid price threshold through July 20, 2009. If, upon reinstatement of the minimum closing bid price threshold, we fail to satisfy this threshold for any consecutive 30 trading day period, our common stock may be involuntarily delisted from trading on NASDAQ once the applicable grace period expires. Our stock price has recently fallen below the $1.00 per share threshold. Given the increased market volatility arising in part from economic turmoil resulting from the ongoing credit crisis, as well as our history of operating losses, the closing bid price of our common stock could remain below $1.00 per share. A notification of delisting or delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

The current credit and financial market conditions have a negative impact on global business environment and may exacerbate certain risks affecting our business.

The credit and financial markets are currently experiencing unprecedented volatility, stress, illiquidity and disruption around the world.  Many of our customers have encountered and may continue to encounter much uncertainty and risks due to the weakening business environment and credit availability, particularly in the publishing area.  As a result, these customers may be unable to satisfy their contract obligations, may delay payment, or may delay purchasing our services, which could negatively affect our business and financial performance.  In addition, the weakening business environment has adversely impacted and may continue to adversely impact sales of on-line ads, which could negatively affect any business and general performance.

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

To date, the majority of revenues related to our business have been derived from publishers in the United Kingdom. For the year ended January 31, 2009, total revenue derived from international sales was approximately $1.0 million, representing approximately 76% of total revenue.  For the year ended January 31, 2008, total revenue derived from international sales was approximately $1.0 million, representing approximately 88% of total revenue.  Our international operations and sales have historically exposed us to longer accounts receivable and payment cycles and fluctuations in currency exchange rates.  International sales had been made mostly from our U.K. subsidiary until its closure in January 2009 and are typically denominated in British pounds.  As of January 31, 2009, approximately 71% of our total consolidated accounts receivable were denominated in British pounds.  Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

Our success depends to a significant degree upon the continued contributions of our key management and other highly skilled individuals. We generally do not utilize employment agreements for our key employees. The loss of the services of one or more key employees could have a material adverse effect on our ability to grow our business. We also believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel for all areas of our business.  Competition for personnel within the internet and search industries is intense. There can be no assurance that we will be successful in attracting and retaining such personnel.

Our stock price has been and may continue to be highly volatile which may make it difficult to resell shares of our stock.

The market price of our common stock has been highly volatile.  For example, in the fiscal year ended January 31, 2009, the market price per share of our common stock ranged from $0.16 to $2.24 This volatility may adversely affect the price of our common stock, and our stockholders may not be able to resell their shares of common stock following periods of volatility because of the market's adverse reaction to this volatility. We anticipate that this volatility, which frequently affects the stock of technology companies, will continue.  Our stock price may fluctuate and you may not be able to resell shares of our stock for a profit as a result of a number of factors including:

•	future announcements concerning us or our competitors;
•	quarterly variations in our operating results;
•	actual or anticipated announcements of technical innovations or new product or service developments by us or our competitors;
•	general conditions in our industry;
•	concentrated holdings of our common stock;
•	sales of stock by us or by our stockholders;
•	the low trading volume of our common stock, which means that small changes in the volume of trades may have a disproportionate impact on our stock price;
•	developments concerning litigation; and
•	worldwide economic and financial conditions, including the current economic crisis.

On occasion, the equity markets, and in particular the markets for technology companies, have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies' securities and may be unrelated to the companies' operating performance.

We may not be able to use net operating loss carryforwards.

As of January 31, 2009, we had net operating loss carryforwards of approximately $229 million.  The deferred tax assets representing the benefits of these carryforwards have been offset completely by a valuation allowance due to our lack of an earnings history. The realization of the benefits of these carryforwards depends on sufficient taxable income in future years.  Lack of future earnings could adversely affect our ability to utilize these carryforwards. Additionally, past or future changes in our ownership and control could limit the ability to utilize these carryforwards.  Despite the carryforwards, we may have income tax liability in future years due to the application of the alternative minimum tax rules of the United States Internal Revenue Code.

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

As of January 31, 2009, Allen & Company beneficially owned approximately 42% of our voting power and held two seats on the Board of Directors, and would therefore be able to influence the outcome of matters requiring a stockholder vote.  These matters could include offers to acquire us and elections of directors. Allen & Company may have interests which are different than the interests of our other stockholders.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting. Compliance with these requirements can be expensive and time-consuming. While we believe that we will be able to meet the required deadlines, no assurance can be given that we will meet the required deadlines in future years when our independent registered public accounting firm will be required to attest. Our  evaluation was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation in future years, we may be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

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

We also lease office space in Carlsbad, California and have subleased space to tenants at our former offices in Montreal, Canada. We utilize a hosting facility located in Dallas, Texas operated under a master hosting arrangement with AT&T that expires in July 2009.

Item 3.                 Legal Proceedings

None.

Item 4.                 Submission of Matters to a Vote of Security Holders

None.

PART II
Item 5.                 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “CNVR.”

The following table sets forth the high and low sale prices for our Class A common stock on the NASDAQ Global Market for the period from February 1, 2007 through January 31, 2009.  The number of stockholders of record of our Class A common stock as of January 31, 2009 was 898.  There were no shares of our Class B common stock issued or outstanding at January 31, 2009.  We have never declared or paid dividends on our common stock and do not expect to do so for the foreseeable future.

	High	Low

Fiscal 2009 (February 1, 2008 – January 31, 2009)

First Quarter	$2.24	$1.33
Second Quarter	1.72	1.03
Third Quarter	1.26	0.32
Fourth Quarter	0.72	0.16

Fiscal 2008 (February 1, 2007 – January 31, 2008)

First Quarter	$3.98	$2.50
Second Quarter	4.75	3.08
Third Quarter	3.98	2.72
Fourth Quarter	3.89	2.00

The following table sets forth, as of January 31, 2009, information with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders:
Convera Employee Stock Option Plan	7,371,811	$3.68	3,594,151
Equity compensation plans not approved by security holders:	None	N/A	N/A

Performance Graph

The following graph is a comparison of the cumulative total return to stockholders of our Class A common stock at January 31, 2009 since January 31, 2004 to the cumulative total return over such period of (i) the NASDAQ Stock Market-U.S., and (ii) the Standard & Poor's Information Technology Index, assuming an investment in each of $100 on January 31, 2004 and the reinvestment of dividends.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Item 6.                 Selected Financial Data

The selected financial data presented below have been derived from our consolidated financial statements.  The balance sheet data as of January 31, 2009 and 2008, and the statement of operations data for the fiscal years ended January 31, 2009, 2008, and 2007 should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Dollars shown in thousands except per share data.

	Fiscal Years Ended January 31,
Statement of Operations Data:	2009	2008	2007	2006	2005

Continuing Operations(1):
Revenues	$1,341	$1,118	$269	$20	$-

Operating expenses:
Cost of revenues	7,003	9,660	8,138	1,797	-
Sales and marketing	3,340	3,880	4,386	2,804	-
Research and product development	4,668	4,652	11,010	3,198	4,164
General and administrative	7,040	11,179	14,833	10,860	-
Amortization of capitalized software development costs	-	-	3,045	1,012	-
Impairment of long-lived assets	3,133	603	6,407	-	-
	25,184	29,974	47,819	19,671	4,164

Operating loss	(23,843)	(28,856)	(47,550)	(19,651)	(4,164)

Other income, net	1,257	1,815	2,267	602	175

Loss from continuing operations	$(22,586)	$(27,041)	$(45,283)	$(19,049)	$(3,989)

Discontinued Operations:
Income (loss) from discontinued operations	-	20	456	4,788	(15,831)
Gain on sale of discontinued operations	-	17,925	-	-	-
Income (loss) from discontinued operations	-	17,945	456	4,788	(15,831)

Net loss	$(22,586)	$(9,096)	$(44,827)	$(14,261)	$(19,820)
Net income (loss) per common share – basic and diluted:
Continuing Operations	$(0.42)	$(0.51)	$(0.87)	$(0.44)	$(0.11)
Discontinued Operations	-	0.34	0.01	0.11	(0.45)
Net loss per common share – basic and diluted	$(0.42)	$(0.17)	$(0.86)	$(0.33)	$(0.56)

Weighted-average number of common shares outstanding – basic and diluted	53,328	53,146	52,222	43,089	35,433

Balance Sheet Data (at end of period)
Cash and cash equivalents	$22,754	$36,641	$47,433	$37,741	$17,766
Total assets	24,877	46,367	59,281	64,217	36,294
Long-term obligations	-	-	-	3,717	-
Accumulated deficit	(1,147,215)	(1,124,629)	(1,115,533)	(1,070,706)	(1,056,445)
Total shareholders’ equity (2)	22,696	42,735	51,097	50,841	25,149

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

Overview

We provide vertical search services to trade publishers. Our technology and services help publishers to build a loyal online community and increase their internet advertising revenues.  With the use of our vertical search services, our customers can create search engines customized to meet the specialized information needs of their audience by combining publisher proprietary content with an authoritative subset of the Web.  On March 31, 2007, we agreed to sell the assets of our Enterprise Search business for $23.0 million in cash to FAST. This transaction closed on August 9, 2007 with FAST assuming certain obligations of the business and retaining certain employees serving its Enterprise Search customers. Accordingly, revenues and expenses and cash flows related to the Enterprise Search business for the periods prior to this transaction closing have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows.  See further discussion in Note 2, “Discontinued Operations” in the Notes to Consolidated Financial Statements.

Our principal source of revenue is provided through sales of our vertical search services to the websites of publishers of trade business and specialist publications. Our vertical search technology is a hosted application sold as a service to the publishers.  We generate our revenues from contracts based on search volume or by receiving a percentage of publishers’ advertising revenues earned by the search sites. Many of our contracts with publishers contain monthly minimum fees that we are entitled to receive until website advertising revenue generated by the publishers’ search sites exceeds these monthly minimum amounts.  We can also generate revenues from hosting publisher web sites and from providing technical staff training. We offer professional services to customize publisher web sites and optimize search engines, as well as web site monetization consulting.

We use an AT&T facility to host our vertical search offering.  This facility, located in Dallas, Texas, is operated under a master hosting arrangement that expires in July 2009. However, the master hosting arrangement contains an option for an extension of an additional 18 months at a moderate increase above the current contractual rate that is not reflected in the contractual obligations of this section or in Note 12 “Commitments and Contingencies.”  We also maintained a hosting facility in San Diego, CA, which was vacated on January 31, 2008 in an effort to appropriately scale our hosting infrastructure. We believe that our current hosting center environment has sufficient equipment capacity and redundancy to host vertical search websites for 200 trade publications each with an average community of 40,000 users at competitive search performance levels, which is enough capacity to meet our current needs.

Trends

As of January 31, 2009, Convera had 82 vertical search service websites with 28 separate publishers under contract. A total of 51 Convera supported websites were in production and a total of 31 vertical search websites were in development awaiting launch. As of January 31, 2008, Convera had 76 vertical search sites under contract, a total of 39 Convera supported websites were in production and a total of 37 vertical search sites were in development awaiting launch. At January 31, 2007, Convera had 3 vertical search sites under contract and in production; the first Convera vertical search service website was launched into production in November 2006.

Our strategy for fiscal 2010 continues to target the top 50 B2B publishers in the United States and United Kingdom, which have an estimated 2,000 plus relevant trade magazine titles that have the economic attributes necessary to support search-based websites.  For both newly signed and current customers, our expectation is that the publishers will develop and launch vertical search-based websites in a much shorter period of time than was typical in fiscal 2009 due to the release of version 2 of our Publisher Control Panel.  The tools included in this version of the Publisher Control Panel shortens the time required to launch a site from nine months to less than a month, which should translate into our receiving advertising based revenues sooner than in prior periods.

During fiscal 2009, we began offering a capacity-based pricing model for our search service to our customer base as an alternative to the advertising revenue share model we have offered since the inception of our vertical search service. The capacity-based pricing model allows the customer to pay a fixed monthly amount for search volume and/or websites indexed and stored and allows the publisher to retain revenue generated by their search site. The capacity-based pricing model has proven to be a popular alternative with our higher search volume customers and we expect the percentage of our customers on this model to grow during fiscal 2010.  Under the advertising revenue share model, we earn a percentage of customer search-related advertising revenue (typically between 20% and 50% of net advertising revenues). Many of these advertising revenue share contracts also contain a monthly minimum fee to supplement the revenue share. We will receive the minimum fee for each vertical market served until our share of the website’s advertising revenues surpasses the minimum fee.

The majority of the revenues earned for fiscal years 2009 and 2008 represented contract minimum amounts for hosted services. We expect continued growth in hosted service fee revenues, as our new and renewal contracts with publishers will typically contain a minimum service fee for our vertical search services.

In fiscal 2008, we launched the Convera Ad Service (“CAS”) as an integral part of our vertical search services.  CAS enables publishers to better manage the monetization of their professional communities’ search experiences and increase the effectiveness of search-based revenues on their websites.  CAS can also connect the publisher websites directly with the providers of advertising inventory, increasing the opportunities for the websites to grow their advertising revenues.

In September 2008, we signed a contract with Microsoft’s advertising network which will provide us with a revenue share on all search sites that publishers deploy Microsoft Ads.  This service was implemented in January 2009 and is fully integrated with CAS. We expect advertising to begin appearing on publisher sites in fiscal 2010.  We are now working on other advertising partnerships to maximize the monetization potential of each and every page view on our search system.

While the addition of the new capacity-based revenue model coupled with the launch of CAS and the addition of the Microsoft Ad network to our service during fiscal 2009 offers new opportunities for our customers and Convera to increase revenue growth, the economic slowdown and recession that has been experienced over most sectors of the global economy will more than likely result in slower advertising share growth during fiscal 2010.  The publishing industry overall is experiencing a downturn as a result of the recession and their investment in online technology has slowed considerably. Industry analysts and several of our customers are expecting lower ad revenues and slower online ad growth on a site by site basis.  While we will attempt to counteract this trend with new publisher contracts and an overall increase in search site launches, we could experience lower revenues in the coming quarters from our revenue sharing contracts with publishers.

In the fourth quarter of fiscal 2009, in response to the slower contracting pace, lower ad revenues and slower online ad growth we took action to reduce our operating costs. In November 2008, we streamlined our sales process and took steps to reduce the cost structure of our sales, marketing and customer service functions. This action has resulted in reducing our sales, marketing and customer service headcount by nine and led to the shut down of our U.K. sales office in January 2009. As a result of this action, the Company recorded severance expense of approximately $403,000 in the fourth quarter of fiscal year 2009. We believe that this action will allow us to continue to serve our customers effectively while substantially reducing our operating costs.

In February 2009, we further reduced our operating costs by reorganizing our engineering and hosting operations group, reducing headcount in our Carlsbad, CA facility by 23 and reducing our expense base by approximately $2.8 million on an annual basis. We incurred approximately $259,000 in severance expense related to the reduction in our engineering and operations staff which will be recorded in our first quarter of fiscal 2010. Convera has 32 employees after the completion of this action.

The combined reduction in expenses and a potential increase in revenues could result in a significant decrease in the loss from continuing operations in fiscal 2010.  We will continue to evaluate our revenue growth as well as the related operating expenses and endeavor to maintain these expenses in line with anticipated fiscal 2010 revenue attainment. We will continue to pursue opportunities to expand distribution and increase revenue opportunities for our  service through resellers and Ad networks. We are also actively exploring merger and acquisition opportunities with companies whose customer base, products or services are similar to or compatible with ours to accelerate our pathway to profitability.

During the quarter ended January 31, 2009 we evaluated the carrying value of the long-lived assets related to our web hosting facility for impairment in accordance with SFAS No. 144.  Current projections indicate that the future cash flows utilized for impairment analysis were insufficient to recover the carrying value of the long-lived assets related to web hosting, indicating that such assets were impaired. Consequently, we recorded a $3.1 million charge to reflect the impairment of the software licenses at January 31, 2009.

With the closing of the U.K. sales office in January 2009 as well as the impending wind up of the sublease of our Montreal office space in fiscal 2010, the Company will be evaluating various alternatives for formally closing down the foreign subsidiaries out of which these offices operate.  Among our options are formal or informal liquidation or leaving these entities dormant until such time that they may be needed to operate again.  The Company is in the process of examining the potential issues and tax implications of each scenario.  If the Company makes the decision to liquidate these foreign subsidiaries the related accumulated other comprehensive loss would be included in determining net income in the period of liquidation.  If only one of the subsidiaries is liquidated only the portion of accumulated other comprehensive loss attributable to the closed subsidiary would be included in the net income calculation in the period of liquidation.

Recently Issued Accounting Standards

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

Provision for Doubtful Accounts

A considerable amount of judgment is required in assessing the ultimate realization of individual accounts receivable balances and determining whether a provision for doubtful accounts is warranted.  Our determination is based on an analysis of our historical collection experience and our portfolio of customers taking into consideration the general economic environment as well as the industry in which we operate.  To the extent we do not recognize deterioration in our customers’ financial condition in the period it occurs, or to the extent we do not accurately estimate our customers’ ability to pay, the amount of bad debt expense recognized in a given reporting period will be impacted.  At January 31, 2009, we determined that a provision for estimated losses resulting from the inability of our customers to make the required payments of $165,000 was required. No provision for doubtful accounts was required at January 31, 2008.

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

Software Development Costs

Our software development costs are accounted for in accordance with AICPA Statement of Position 98-1 (SOP98-1) “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”. We expense costs incurred in the preliminary project stage and, thereafter, we capitalize permitted costs incurred in the development or acquisition of internal use software.  Certain costs such as research and development, maintenance and training are expensed as incurred. Amortization of the capitalized costs is performed on a straight-line basis over the estimated use life of the asset.  No software development costs have been capitalized in fiscal year 2009.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets is principally dependent upon the achievement of projected future taxable income. If the estimates and related assumptions change in the future we may be required to adjust our valuation allowance against our deferred tax assets, resulting in a benefit or a charge to income in the period such determination is made. As of January 31, 2009, we have recorded a full valuation allowance against the net deferred tax asset.

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

Results of Operations

For the fiscal year ended January 31, 2009, total revenues from continuing operations were $1.3 million, as compared to revenues of $1.1 million in fiscal year 2008. The loss from continuing operation for fiscal 2009 was $22.6 million or $ (0.42) per common share, compared to a loss from continuing operations of $27.0 million or $(0.51) per common share in fiscal year 2008. The net loss for fiscal 2009 was $22.6 million or $(0.42) as compared to a net loss of $9.1 million or $(0.17) per common share in fiscal year 2008. The net loss for fiscal 2008 includes a $17.9 million gain from the sale of discontinued operations or $0.34 per share.

For the fiscal year ended January 31, 2007, total revenues from continuing operations were $0.3 million. The loss from continuing operations for fiscal 2007 was $45.3 million, or $(0.87) per common share.  Income from discontinued operations was $0.5 million, or $0.01 per common share in fiscal 2007.  The net loss for fiscal 2007 was $44.8 million or $(0.86) per common share.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for each of the three fiscal years in the period ended January 31, 2009 (dollars in thousands):

	Components of Revenue and Expenses						Increase (Decrease)
	Fiscal years ended January 31,						From 2009	From 2008
	2009		2008		2007		to 2008	to 2007
	$	%	$	%	$	%	%	%
Continuing Operations:

Revenue	$1,341	100%	$1,118	100%	$269	100%	20%	316%

Expenses:
Cost of revenues	7,003	522%	9,660	864%	8,138	3025%	-28%	19%
Sales and marketing	3,340	249%	3,880	347%	4,386	1630%	-14%	-12%
Research and product development	4,668	348%	4,652	416%	11,010	4093%	0%	-58%
General and administrative	7,040	525%	11,179	1000%	14,833	5514%	-37%	-25%
Amortization of capitalized software development costs	-	0%	-	0%	3,045	1132%	0%	-100%
Impairment of long-lived assets	3,133	234%	603	54%	6,407	2382%	420%	-91%
Total operating expenses	25,184	1878%	29,974	2681%	47,819	17776%	-16%	-37%

Operating loss	(23,843)		(28,856)		(47,550)

Other income, net	1,257		1,815		2,267		-31%	-20%

Loss before taxes	(22,586)		(27,041)		(45,283)		-16%	-40%
Income tax benefit	-		-		-		0%	0%
Loss from continuing Operations	(22,586)		(27,041)		(45,283)		-16%	-40%

Discontinued Operations:

Income from discontinued operations	-		20		456		-100%	-96%
Gain on sale on disposal of discontinued operations	-		17,925		-		-100%	0%
Income from discontinued operations	-		17,945		456		-100%	3835%

Net loss	$(22,586)		$(9,096)		$(44,827)		148%	-80%

Continuing Operations:

Revenues

Hosted services revenue from our vertical search services offering for the year ended January 31, 2009 increased by 20% to $1.3 million from $1.1 million for the year ended January 31, 2008.  This increase is due to an overall increase in the number of customers served and the vertical search sites in production.  During fiscal year 2009 there were 22 of the sites in production generating revenue, compared to 11 revenue generating sites in fiscal year 2008.

As of January 31, 2009, there were a total of 51 Convera supported websites in production compared to 39 such sites at January 31, 2008. Revenue from international operations is generated from publishers located primarily in the United Kingdom. International revenues were $1.0 million in the year ended January 31, 2009 and were $1.0 million in the year ended January 31, 2008.

Two customers accounted for a total of 66 % of the revenues generated in the year ended January 31, 2009, accounting for 47% and 19%, respectively. One customer accounted for 82% of total revenue during the year ended January 31, 2008.  Three customers accounted for 53%, 29% and 17%, respectively of total revenue for the year ended January 31, 2007.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue decreased 28% to $7.0 million for the year ended January 31, 2009 from $9.7 million for the year ended January 31, 2008. This decrease includes a $1.8 million decrease in hosting costs due to the termination of the agreement with AT&T for the San Diego hosting center in January 2008, a $1.1 million decrease in compensation expenses resulting from the restructuring actions undertaken in fiscal 2008 and $0.2 million decrease in consulting expense due to lower foreign language translation requirements in fiscal 2009. These decreases were offset, in part, by a $0.4 million increase in depreciation and software maintenance costs related to software licenses acquired and placed into service after January 31, 2008. Cost of revenues increased 19% to $9.7 million at January 31, 2008 from the prior fiscal year, due principally to increased personnel related costs due to the formation of the publisher services implementation team. Cost of revenue headcount decreased to an average of 17 for the year ended January 31, 2009 from an average of 23 for the year ended January 31, 2008.

Sales & Marketing

Sales and marketing expense decreased 14 % to $3.3 million for the year ended January 31, 2009 from $3.9 million for the year ended January 31, 2008.  The decrease in sales and marketing expense includes a $0.4 million decrease in marketing program costs, a $0.3 million decrease in sales commission levels due to changes in the commission plan and a $0.2 million decrease in facility costs stemming from a downsizing of the U.K. office facility in early fiscal 2009. Fiscal year 2008 expenses were reduced $0.5 million as a result of the deterioration of the dollar to pound exchange rate during the fiscal year.  Sales and marketing expenses decreased 12% to $3.9 million for the year ended January 31, 2008 from the prior fiscal year due to decreased marketing program costs. Sales and marketing head count decreased to an average of eight for the year ended January 31, 2009 from an average of twelve for the year ended January 31, 2008.

Research and Development

Research and product development costs remained level at $4.7 million for the years ended January 31, 2009 and 2008. Research and development costs for fiscal 2009 include a $0.4 million increase in personnel related costs, and a $0.3 million increase in stock compensation expense, offset in part by a $0.3 million decrease in facilities cost stemming from the restructuring actions taken in 2008 and a $ 0.2 million decrease in consultant costs due to reduced language translation requirements in fiscal 2009. Research and product development costs decreased 58% to $4.7 million for the year ended January 31, 2008 from the prior fiscal year due to decreased personnel related costs stemming from restructuring actions taken throughout fiscal 2008.  Research and development headcount decreased to an average of 23 for the first year of fiscal 2009 from an average of 25 for the year ended January 31, 2008.

General and Administrative

General and administrative expense decreased 37% to $7.0 million for the year ended January 31, 2009 from $11.2 million for the year ended January 31, 2008. The decrease includes a $2.1 million reduction in third-party legal fees related to the settlement of lawsuits in fiscal 2008 as well as a $0.7 million reduction in costs related to a settlement fee paid to DSMCi in fiscal 2008.  Additionally, consulting expenses decreased $0.3 million, accounting fees were reduced $0.7 million and there was a $0.8 million decrease in compensation costs resulting from lower staffing levels, offset by a $0.7 million increase in stock compensation expense. General and administrative expenses decreased 25% to $11.2 million for the year ended January 31, 2008 from the prior fiscal year due principally to lower staffing levels stemming from restructuring actions taken during fiscal 2008. General and administrative headcount decreased to an average of 16 in fiscal 2009 from an average of 23 for the year ended January 31, 2008.

Impairment of long lived assets

During the quarter ended January 31, 2009, an analysis of our Ad server and related hosting group identified several asset impairment indicators.  These indicators included failure to achieve forecasted operating results, the lack of significant new contracts and the general economic downturn that has slowed investment in online publishing.  These conditions and events indicated that the carrying value of this asset group, consisting primarily of network hosting equipment and related software, may not be recoverable.  Accordingly, we completed an impairment test in accordance with our accounting policy for this asset group, which resulted in an impairment charge of $3.1 million. To determine the amount of the impairment charge, we were required to make estimates of the fair value of the assets in this group, and these estimates were based on the use of the income approach to determine the fair value of the software and a third party appraisal for the equipment.

Other income

Other income decreased to $1.3 million for the year ended January 31, 2009 from $1.8 million in the comparable period of the prior fiscal year due principally to the combined effects of a lower average cash balance and lower interest rates.  Other income for the year ended January 31, 2009 includes $0.7 million earned from satisfying an obligation for the delivery of a discontinued product to a US government customer and $0.5 million of interest income. Other income for the year ended January 31, 2008 consisted entirely of interest income.

Discontinued operations

Discontinued operations for the year ended January 31, 2008 included income of $17.9 million from the net gain on the sale of the RetrievalWare enterprise search business. The sale of RetrievalWare was completed in August 2007 and there was no business activity or operating results from discontinued operations during the year ended January 31, 2008.  Discontinued operations for the year ended January 31, 2007 included $0.5 million of income generated by the RetrievalWare enterprise search business.

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

As of January 31, 2009, we had the following contractual obligations associated with our lease commitments, and other contractual obligations for the periods indicated below:

Contractual Obligations	Payments Due By Fiscal Period (in thousands)
	Total	2010	2011-2012
Operating leases	$1,222	$1,138	$84
Other contractual obligations	1,032	1,032	-
Total	$2,254	$2,170	$84

•	Operating lease obligations — represents the minimum lease rental payments under non-cancelable leases, primarily for our office space and operating equipment in various locations around the world.

•
Other contractual obligations — represents the principal amounts due on outstanding contractual obligations relating to our hosting agreements with AT&T for our vertical search product.  In January 2008, we exercised our right to terminate the contract for the San Diego hosting facility (see further discussion in Note 3 of the consolidated financial statements).  The Other contractual obligations balance includes the termination obligation due for the San Diego hosting facility of approximately $0.7 million, as well as 100% of the contractual obligation for the Dallas hosting facility (expiring July 2009), although that agreement is cancelable for a payment of 50% of the remaining balance at the time of cancellation. We also have the option for an extension of an additional 18 months at a slight increase above the current contractual rate that is not reflected in other contractual obligations.

Liquidity and Capital Resources

Our balance of cash and cash equivalents at January 31, 2009 as compared to January 31, 2008 is summarized below (in thousands).

	January 31, 2009	January 31, 2008	Change
Cash and cash equivalents	$22,754	$36,641	$(13,887)

At January 31, 2009, our principal source of liquidity was cash and cash equivalents of $22.8 million.

Operating activities of continuing operations consumed $15.6 million in cash in fiscal 2009. The primary use of cash from operating activities was the net loss from continuing operations of $22.6 million. The net loss was reduced for non-cash expenses represented by depreciation and amortization expense of $2.7 million, stock-based compensation of $2.9 million and an impairment charge of $3.1 million.  The $2.5 million increase in stock-based compensation expense between fiscal 2009 and 2008 is the result of lower stock based compensation expense in fiscal 2008 stemming from the recognition of a cumulative catch up credit generated by the forfeiture of stock options from employees terminated as a result of the fiscal 2008 restructuring actions.  The $3.1 million impairment charge recognized in fiscal 2009 was mainly related to certain acquired software used in our vertical search business. We recorded a $0.6 million impairment charge in fiscal 2008 due to hosting equipment rendered idle in the termination of our hosting arrangement for the San Diego facility.

An increase in accounts receivables decreased operating cash flow by of $0.8 million in fiscal 2009. We experienced aging in accounts receivable due to slower paying publishers in fiscal 2009; the increase in accounts receivable is reflective of customers taking longer to pay their invoices due to the slower overall economy.  We established a reserve of $165,000 at January 31, 2009 based on an analysis of the recoverability of the accounts of several slow paying customers.  If these accounts ultimately become partially or completely uncollectible all or part of these accounts may have to be written off as bad debts. A decrease in accounts payable and accrued expenses reduced operational cash flow by $0.7 million in fiscal 2009. The reduction in accounts payable and accrued expenses is a consequence of the restructuring and realignment actions taken to reduce operating costs. Deferred revenue decreased $ 0.6 million in fiscal 2009 reducing operational cash flow. The cash underlying the deferred revenue had been received in a prior period; the revenue was recognized during fiscal 2009 in accordance with the terms of the customer contract. Net cash of $1.7 million was provided by discontinued operations in fiscal 2008.

Our investing activities provided $2.0 million in cash during fiscal 2009. Proceeds of $4.0 million were collected in the finalization and release of the funds held in escrow for the sale of the RetrievalWare Enterprise Search Business to FAST in August 2008, offset in part by our payment during the first quarter of fiscal 2009 of a $1.0 million working capital adjustment related to the sale of the RetrievalWare Enterprise Search business.  Purchases of equipment totaling $1.1 million in fiscal 2009 were partially offset by the proceeds from the sale of assets of $0.1 million. Investing activities provided $12.1 million in cash in fiscal 2008. The sale of the Enterprise Search business provided $16.4 million, net of expense directly related to the transaction. This was offset by $4.3 million used in purchases of equipment and leasehold improvements.  Investing activities of discontinued operations used $4,000 in fiscal 2008.

Financing activities used $28,000 for fiscal 2009 related to the repurchase of shares upon completion of a deferred stock agreement with a senior officer of the company in January 2009.  The issuance of common stock related to the exercise of employee stock options and deferred stock arrangements provided a net of $0.6 million in fiscal 2008.

In fiscal 2007 the Enterprise Search business provided $16.4 million, or 98% of our $16.7 million total revenue. The closing of the sale of the Enterprise Search business has reduced our revenue base in the short term and has continued our trend of operating losses and uses of cash until the revenue base for the vertical search business grows sufficiently to support the underlying expense base. These factors as well as the economic slowdown and recession that have been experienced over most sectors of the global economy may result in slower advertising share growth during fiscal 2010. Industry analysts and several of our customers are expecting lower ad revenues and slower online ad growth on a site by site basis. While we will attempt to counteract this trend with new publisher contracts and an overall increase in search site launches, we could experience lower revenues in the coming quarters from our revenue sharing contracts with publishers.

We have also taken action in view of these trends to reduce our operating costs. In November 2008, we introduced the self service capabilities to our Publisher Control Panel. The introduction of these features and roll out allowed us to reduce the cost structure of our sales, marketing and customer service functions. This streamlining action has resulted in reducing our sales, marketing and customer service headcount by nine and led to the shut down of our U.K. sales office in January 2009. In February 2009, as a reaction to the slower contracting pace, lower ad revenues and slower online ad growth, we reduced the costs of our hosting and engineering group, reducing our headcount by 23 as well as our expense base. These reductions will allow us to align our cost structure with the expectations of slower revenue growth. We believe that this streamlining action will allow us to continue to serve our customers effectively while substantially reducing our operating costs.

We believe that we have sufficient resources to fund operations for at least the next twelve months.

Inflation

We believe that inflation has not had a material impact on the results of our operations to date.

Item 7A.             Quantitative and Qualitative Disclosures about Market Risk

Our market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  International revenues from CTIL, our foreign sales subsidiary located in the United Kingdom until its closure in January 2009, were approximately 76% of total revenues in fiscal year 2009. International sales have been made predominantly from our U.K. subsidiary and are typically denominated in British pounds.  As of January 31, 2009, approximately 71% of total consolidated accounts receivable were denominated in British pounds.  The majority of these receivables are due within 90 days of the end of fiscal year 2009, and all receivables are due within one year.  Additionally, we are exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature.  We are also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of January 31, 2009, approximately 3% of our cash and cash equivalents were denominated in British pounds, EUROs and Canadian dollars, respectively.  Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less.  We also have certificates of deposit of $76,000 and $450,000 included in Other assets which are pledged to collateralize letters of credit required for leased facilities.  Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and our exposure to fluctuations in interest rates is limited.

Item 8.                Financial Statements and Supplementary Data

Financial statements and supplementary data are submitted as a separate section of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A(T).     Controls and Procedures

(a)	Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, as amended, and for assessing the effectiveness of internal control over financial reporting. Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our Chief Financial Officer, who is our principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, our management used the criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management has concluded that we maintained effective internal control over financial reporting as of January 31, 2009, based on the criteria established in COSO's Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of January 31, 2009. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required for this Item will be included in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2009, which information is incorporated in this report by reference.

Item 11.                 Executive Compensation

The information required for this Item will be included in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2009, which information is incorporated in this report by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item will be included in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2009, which information is incorporated in this report by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required for this Item will be included in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2009, which information is incorporated in this report by reference.

Item 14.                 Principal Accounting Fees and Services

The information required for this Item will be included in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2009, which information is incorporated in this report by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)	Documents filed as part of Form 10-K

        1.     Financial Statements:

The following financial statements of Convera Corporation are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8:

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

3.      Exhibits:

See Exhibit Index on the following page.

Exhibit Index

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents
3.1	Amended and Restated Certificate of Incorporation of Convera	Form S-4 (Registration No. 333-50172), November 17, 2000
3.2	By-laws of Convera (Amended and Restated)	Filed Herewith
3.3	Amendment to By-Laws	Form 10-K, March 31, 2006
10.1	1995 Incentive Plan, dated November 1995	Filed Herewith
10.2	Convera 2000 Stock Option Plan (Amended and Restated)	Filed Herewith
10.3	Office Lease (1808 Aston Avenue, Carlsbad, California) commencing November 1, 2001	Filed Herewith
10.4	Amended and Restated Convera Corporation 1996 Employee Stock Purchase Plan	Filed Herewith
10.5	AT&T Master Agreement dated August 24, 2004	Form 10-K, April 1, 2005
10.6	Office Sublease (Sublandlord – MWH Americas, 6760 Alexander Bell Drive, Columbia Maryland) commencing June 1, 2005	Form 10-K, March 31, 2006
10.7	Office Lease (6760 Alexander Bell Drive, Columbia Maryland) commencing August 20, 2005	Form 10-K, March 31, 2006
10.8	Employment Agreement with Patrick C. Condo dated October 24, 2005	Form 10-K, March 31, 2006
10.9	Office Lease Amendment (1808 Aston Avenue, Carlsbad, California) commencing January 17, 2007	Form 10-K, May 1, 2007
10.10	Employment Agreement with Matthew Jones, dated December 6, 2006	Form 10-K, May 1, 2007
10.11	Amended and Restated Asset Purchase Agreement with FAST Search and Transfer Inc., effective August 9, 2007	Form 8-K, August 15, 2007
10.12	Office Lease Amendment (1921 Gallows Road, Vienna Virginia) commencing January 1, 2008	Form 10-K, April 2, 2008
10.13	Office Centre Service Agreement (Venture House, Arlington Square, Downshire Way, Bracknell, United Kingdom), commencing March 1, 2008	Form 10-K, April 2, 2008
21.1	Subsidiaries of Convera	Form 10-K, April 30, 2004
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERA CORPORATION

By:  /s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer

Date:  March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick C. Condo	President, Chief Executive Officer	March 31, 2009
Patrick C. Condo	and Director (Principal Executive Officer)

/s/ Matthew G. Jones	Vice President, Chief Financial Officer	March 31, 2009
Matthew G. Jones	(Principal Financial and Accounting Officer)

/s/ Ronald J. Whittier	Director	March 31, 2009
Ronald J. Whittier

/s/ Herbert A. Allen	Director	March 31, 2009
Herbert A. Allen

/s/ Herbert A. Allen, III	Director	March 31, 2009
Herbert A. Allen, III

/s/ John C. Botts	Director	March 31, 2009
John C. Botts

/s/ Eli S. Jacobs	Director	March 31, 2009
Eli S. Jacobs

/s/ Ajay Menon	Director	March 31, 2009
Ajay Menon

/s/ Carl J. Rickertson	Director	March 31, 2009
Carl J. Rickertson

/s/ Jeffrey White	Director	March 31, 2009
Jeffrey White

/s/ Alexander F. Parker	Director	March 31, 2009
Alexander F. Parker

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Convera Corporation

We have audited the accompanying consolidated balance sheets of Convera Corporation (the Company) as of January 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convera Corporation at January 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
McLean, Virginia
March 27, 2009

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

ASSETS
	January 31, 2009	January 31, 2008
Current Assets:
Cash and cash equivalents	$22,754	$36,641
Accounts receivable, net of allowance for doubtful accounts of $165 and $0, respectively	620	182
Escrow, prepaid expenses and other	447	4,002
Total current assets	23,821	40,825

Equipment and leasehold improvements, net of accumulated depreciation of $9,672 and $11,535, respectively	460	4,913
Other assets	596	629
Total assets	$24,877	$46,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$502	$699
Accrued expenses	1,675	2,282
Deferred revenues	4	651
Total liabilities	2,181	3,632

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 54,157,738 and 53,947,749 shares issued, respectively; 53,501,183 and 53,291,194 shares outstanding, respectively	540	538
Treasury stock at cost, 656,555 and 656,555 shares, respectively	(1,517)	(1,517)
Additional paid-in-capital	1,172,965	1,170,128
Accumulated deficit	(1,147,215)	(1,124,629)
Accumulated other comprehensive loss	(2,077)	(1,785)
Total shareholders' equity	22,696	42,735
Total liabilities and shareholders' equity	$24,877	$46,367

See accompanying notes.

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	For the Fiscal Years Ended January 31,
	2009	2008	2007
Revenues:
Hosted services	$1,341	$1,118	$269

Expenses:
Cost of revenues	7,003	9,660	8,138
Sales and marketing	3,340	3,880	4,386
Research and product development	4,668	4,652	11,010
General and administrative	7,040	11,179	14,833
Amortization of capitalized software development costs	-	-	3,045
Impairment of capitalized software development costs, software and equipment	3,133	603	6,407
Total operating expenses	25,184	29,974	47,819

Operating loss	(23,843)	(28,856)	(47,550)

Other income, net	1,257	1,815	2,267
Loss from continuing operations	(22,586)	(27,041)	(45,283)
Income (loss) from discontinued operations, net of tax benefit of $0, $241 and $0, respectively	-	20	456
Gain from sale of discontinued RetrievalWare operations	-	17,925	-
Income from discontinued operations	-	17,945	456
Net loss	$(22,586)	$(9,096)	$(44,827)
Basic and diluted net income (loss) per common share:
Continuing operations	$(0.42)	$(0.51)	$(0.87)
Discontinued operations	-	0.34	0.01
Basic and diluted net loss per common share	$(0.42)	$(0.17)	$(0.86)

Weighted-average number of common shares outstanding – Basic and diluted	53,328,029	53,145,955	52,221,644
Comprehensive loss:
Net loss	$(22,586)	$(9,096)	$(44,827)
Foreign currency translation adjustment	(292)	(490)	145
Comprehensive loss	$(22,878)	$(9,586)	$(44,682)

See accompanying notes

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Compre-hensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, January 31, 2006	47,803,186	477	(674,353)	(1,558)	1,124,068	(1,070,706)	(1,440)	50,841
Private placement	5,103,333	51	-	-	36,693	-	-	36,744
Issuance of common stock upon exercise of options	461,455	5	-	-	1,645	-	-	1,650
Issuance of treasury stock for Employee Stock Purchase Plan	-	-	17,798	41	71	-	-	112
Stock-based compensation	101,325	1	-	-	6,431	-	-	6,432
Foreign currency translation adjustment	-	-	-	-	-	-	145	145
Net loss	-	-	-	-	-	(44,827)	-	(44,827)
Balance, January 31, 2007	53,469,299	534	(656,555)	(1,517)	1,168,908	(1,115,533)	(1,295)	51,097

Issuance of common stock upon exercise of options	337,125	3	-	-	817	-	-	820
Stock-based compensation	141,325	1	-	-	403	-	-	404
Foreign currency translation adjustment	-	-	-	-	-	-	(490)	(490)
Net loss	-	-	-	-	-	(9,096)	-	(9,096)
Balance, January 31, 2008	53,947,749	$538	(656,555)	$(1,517)	$1,170,128	$(1,124,629)	$(1,785)	$42,735

Stock-based compensation	209,989	2	-	-	2,837	-	-	2,839
Foreign currency translation adjustment	-	-	-	-	-	-	(292)	(292)
Net loss	-	-	-	-	-	(22,586)	-	(22,586)
Balance, January 31, 2009	54,157,738	$540	(656,555)	$(1,517)	$1,172,965	$(1,147,215)	$(2,077)	$22,696

See accompanying notes

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	For the year ended January 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Loss from continuing operations	$(22,586)	$(27,041)	$(45,283)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	2,688	2,611	6,685
Provision for doubtful accounts	195	-	-
Stock-based compensation	2,867	425	5,967
Gain on disposal of assets	(7)	-	-
Impairment of capitalized software development costs, software and equipment	3,133	603	6,407
Changes in operating assets and liabilities:
Restricted cash	-	71	-
Accounts receivable	(779)	(9)	(170)
Prepaid expenses and other assets	163	(141)	569
Accounts payable and accrued expenses	(688)	(1,166)	814
Deferred revenues	(633)	(10)	609
Net cash used in operating activities from continuing operations	(15,647)	(24,657)	(24,402)
Net cash provided by operating activities from discontinued operations	-	1,672	1,323
Net cash used in operating activities	(15,647)	(22,985)	(23,079)

Cash Flows from Investing Activities:
Proceeds from the sale of RetrievalWare business, net of direct costs	-	16,419	-
Proceeds from escrow receivable related to sale of RetrievalWare business	4,000	-	-
Payments of working capital adjustment related to sale of RetrievalWare business	(968)	-	-
Purchases of equipment and leasehold improvements	(1,112)	(4,347)	(136)
Proceeds from disposal of assets	63	-	-
Net cash provided by (used in) investing activities from continuing operations	1,983	12,072	(136)
Net cash used in investing activities from discontinued operations	-	(4)	(306)
Net cash provided by (used in) investing activities	1,983	12,068	(442)

Cash Flows from Financing Activities:
Proceeds from the private placement of stock, net	-	-	36,744
Proceeds from the exercise of stock options	-	820	1,650
Net payments from the issuance of common stock	(28)	(197)	(253)
Repayment of long-term debt	-	-	(5,000)
Net cash (used in) provided by financing activities	(28)	623	33,141

Effect of Exchange Rate Changes on Cash	(195)	(498)	72

Net (Decrease) Increase in Cash and Cash Equivalents	(13,887)	(10,792)	9,692

Cash and Cash Equivalents, beginning of period	36,641	47,433	37,741

Cash and Cash Equivalents, end of period	$22,754	$36,641	$47,433

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

In the third quarter of fiscal 2008, we completed the sale of our RetrievalWare Enterprise Search Business (“Enterprise Search”) to Fast Search & Transfer (“FAST”).  FAST acquired the assets of the Enterprise Search business, assumed certain obligations of the business and retained certain of the employees serving its Enterprise Search customers. Prior to the FAST transaction, we were operating under two reportable segments: Enterprise Search and vertical search (previously entitled our Excalibur web hosting product). Concurrent with the completion of the FAST Transaction, the remaining vertical search business is reported as a single segment.  The operations of the Enterprise Search business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows for the fiscal years ended January 31, 2008 and 2007.  See further discussion in Note 2, “Discontinued Operations”.

As of January 31, 2009 and January 31, 2008, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera and held two seats and three seats, respectively, on the Board of Directors.

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

Reclassifications

Certain amounts presented in the prior year’s financial statements have been reclassified to conform to the fiscal year 2009 presentation.

Revenue Recognition

Revenue from our vertical search service offering can consist of hosted services, professional services and advertising revenue shares.

Index to Consolidated Financial Statements

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

We elected the modified–prospective transition method as permitted by SFAS 123(R).  In accordance with the modified –prospective transition method, stock-based compensation expense was recorded for all new grants and for the unvested portion of grants that were outstanding and unvested and ultimately expected to vest as the requisite service is rendered beginning on February 1, 2006, the first day of our fiscal year 2007.

Research and Product Development Costs

Our software development costs are accounted for in accordance with AICPA Statement of Position 98-1 (SOP98-1) “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”. We expense costs incurred in the preliminary project stage and, thereafter, we capitalize permitted costs incurred in the development or acquisition of internal use software.  Certain costs such as research and development, maintenance and training are expensed as incurred. Amortization of the capitalized costs is performed on a straight-line basis over the estimated use life of the asset.

Index to Consolidated Financial Statements

Advertising

Our advertising costs, which were immaterial for the fiscal years ended January 31, 2009, 2008 and 2007, are expensed as incurred and included with sales and marketing in the consolidated statements of operations.

Other Income

For the fiscal year ended January 31, 2009, other income consisted primarily of $0.5 million of net interest income and $0.6 million earned from satisfying an obligation for the delivery of the discontinued product to a US government customer.  For the fiscal year ended January 31, 2008, other income primarily consisted of $1.8 million of interest income.  For the fiscal year ended January 31, 2007, other income consisted of $2.4 million of net interest income offset by interest expense of $0.2 million.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets is principally dependent upon the achievement of projected future taxable income. If the estimates and related assumptions change in the future we may be required to adjust our valuation allowance against our deferred tax assets, resulting in a benefit or a charge to income in the period such determination is made. As of January 31, 2009, we have recorded a full valuation allowance against the net deferred tax asset.

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

Index to Consolidated Financial Statements

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

Foreign Currency

The functional currency of our foreign subsidiaries is their local currency.  Accordingly, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date.  Income and non-monetary assets and liabilities are remeasured at historical rates.  Revenues and expenses are translated at average rates for the period.  In accordance with Statement of Financial Accounting Standards No. 52, foreign currency translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses arise from the remeasurement of certain transactions denominated in a nonfunctional currency to the functional currency and are a component of operating expenses.  Historically gains or losses realized from the remeasurement of the intercompany trading balances between Convera and its subsidiaries have been recorded in the income statement of the subsidiary.  As of February 1, 2008, the Company determined that it was prudent to treat these trading-account balances as permanent advances to the subsidiaries.  Accordingly, beginning February 1, 2008, the Company began recording all transaction gains or losses related to the intercompany trading-account balances through other comprehensive income. Total foreign currency transaction gains (losses) were approximately $3,000, $477,000 and $(336,000), for the years ended January 31, 2009, 2008, and 2007, respectively.  Foreign currency transaction gains (losses) related to the remeasurement of the intercompany trading account balances were $0, $261,000 and $(165,000) for the years ended January 31, 2009, 2008, and 2007, respectively.

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

Restricted Cash

As of January 31, 2009 the Company has certificates of deposit of $76,000 and $450,000, which are pledged to collateralize letters of credit required for leased facilities.  The certificate of deposit for $76,000 is pledged as collateral for a lease expiring in December 2009. The certificate of deposit for $450,000 is pledged to a lease commitment through February 2010.  Both certificates of deposit are included with Other assets on the consolidated balance sheet.

Index to Consolidated Financial Statements

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  We believe that our investment policy limits our exposure to concentrations of credit risk.  Our customers are primarily large publishing companies, many of which are located outside the United States.  For the years ended January 31, 2009, 2008 and 2007, total revenues derived from international sales were approximately $1.0 million, $1.0 million and $0.1 million, representing approximately 76%, 88% and 53% of total revenues, respectively.  Most of our international sales are to customers in the United Kingdom.  Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations.  We extend credit to our customers based on an evaluation of the customer’s financial condition, typically without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.  We perform ongoing evaluations of our exposure for credit losses, examining our historical collection experience and our portfolio of customers, taking into consideration the general economic environment as well as the industry in which we operate.  We currently maintain an allowance of $165,000 for anticipated losses.  As our customer base grows, we will periodically review whether adjustments to the provision are required.  For the year ended January 31, 2009 two customers accounted for 47% and 19% of total revenues, respectively.  One customer accounted for 82% of total revenues for the year ended January 31, 2008 and for the year ended January 31, 2007, three customers accounted for 53%, 29%, and 17% of total revenues, respectively.

Valuation Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectible Accounts Written Off, Net of Recoveries	Balance at End of Period
Year Ended January 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$-	$165	$-	$165

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

We evaluate all of our long-lived assets for impairment in accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets, including property and equipment, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.  Should events indicate that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment.  During the fourth quarter of the fiscal year 2009 the Company determined that certain assets in the Company’s web hosting asset group were impaired and accordingly has recorded an impairment charge of $3.1 million in the fiscal year 2009. (See note 3 for additional information related to impairment charges.)

Index to Consolidated Financial Statements

Exit and Disposal Activities

We recognized restructuring costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 generally requires the recognition of an expense and related liability for one-time employee termination benefits at the communication date and contract termination costs at the cease-use date. The expense and liability are measured at fair value, which is generally determined by estimating the future cash flows to be used in settling the liability.

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

(2)            DISCONTINUED OPERATIONS

In the third quarter of fiscal year 2008, we completed the sale of the RetrievalWare Enterprise Search business to FAST for $23.0 million, including $22.1 million of cash and the assumption of approximately $0.9 million in employee-related liabilities. FAST acquired the assets of the Enterprise Search business, assumed certain obligations of the business and retained certain employees serving its Enterprise Search customers.  A payment of approximately $1.0 million was made to FAST in the first quarter of the current fiscal year to finalize the working capital adjustment stipulated in the agreement for the sale of the RetrievalWare Enterprise Search business. The working capital adjustment had been accrued at January 31, 2008 as an offset to the $4.0 million held in escrow.  The escrow balance was paid to Convera in August 2008.

During the year ended January 31, 2008, we recorded a net gain on the sale of approximately $17.9 million, net of approximately: $0.8 million of net assets transferred to FAST, the working capital adjustment of $1.0 million and transaction fees and other costs.  Allen & Company LLC, a company affiliated with the majority shareholder, acted as financial advisor for the transaction and was paid a fee of 1.5% of the consideration plus expenses, which totaled approximately $0.4 million.  Due to our accumulated net operating loss carryforwards, no federal or state income taxes for the gain on the sale of this business were provided or otherwise required at January 31, 2008.

We entered into a transition services agreement under which we were reimbursed for services rendered and expenses incurred related to the transfer of finance, accounting and contracts functions of the Enterprise Search business to FAST.

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

Index to Consolidated Financial Statements

The Company previously capitalized software development costs under the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  SFAS 86 requires that research and development costs incurred prior to establishing technological feasibility are charged to operations as such costs are incurred. Once technological feasibility is established costs are capitalized until the software is available for general release.  We capitalized $8.1 million of software development costs related to our web hosting product until “commercial availability” was determined in the third quarter of fiscal year 2006, at which time amortization of these capitalized costs commenced.  For the year ended January 31, 2007 we recognized amortization expense of capitalized software development costs of $3.0 million which is included in continuing operations on the consolidated statements of operations and comprehensive loss.  In the third quarter of fiscal year 2007, the unamortized balance of the capitalized software was written-off as impaired.  See Note 3, “Impairment of Long-Lived Assets” for additional information related to the impairment charge.

The following table presents the summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations (amounts in thousands):

	For the Year Ended January 31
	2008	2007

Revenue	$5,729	$16,402

Expenses
Cost of revenues	2,019	4,452
Sales and marketing	1,423	7,120
Research and product development	2,000	4,035
General and administrative	267	339
Total expenses	5,709	15,946

Gain on sale of discontinued operations	17,925	-
Income from discontinued operations	$17,945	$456

(3)           IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended January 31, 2009, an analysis of our Ad server and related hosting group identified several asset impairment indicators.  These indicators included failure to achieve forecasted operating results, the lack of significant new contracts and the general economic downturn that has slowed investment in online publishing.  These conditions and events indicated that the carrying value of this asset group, consisting primarily of network hosting equipment and related software, may not be recoverable.  Accordingly, we completed an impairment test in accordance with our accounting policy for this asset group, which resulted in an impairment charge of $3.1 million.  To determine the amount of the impairment charge, we were required to make estimates of the fair value of the assets in this group, and these estimates were based on the use of the income approach to determine the fair value of the software and a third party appraisal for the equipment.

In the fourth quarter of fiscal 2008, we terminated our hosting agreement with AT&T for our San Diego data center in order to appropriately scale our hosting capabilities to our business plan.  As a result of the data center closing, the assets consisting of servers and related hosting equipment that were previously employed at the facility, were no longer of use to our operations.  The assets were relocated to storage in our Carlsbad, CA facility and remain classified as “held and used” for financial statement reporting purposes.  We made the determination that the asset group was clearly impaired since the equipment became idle as a consequence of the data center closing and was expected to remain idle for the foreseeable future, generating no future cash flows.  The estimated fair value of the equipment, determined using a third-party appraisal, was $0.4 million.  We recorded an impairment charge of $0.6 million related to the equipment.

Index to Consolidated Financial Statements

During the year ended January 31, 2007, we made the determination that, due to the lack of revenues generated to date and the loss of a significant potential contract, the asset group related to our vertical search services, previously known as the Excalibur web hosting product, was impaired.  The asset group included capitalized software development costs and computer equipment used to host the Excalibur product as well as prepaid royalties and prepaid maintenance contracts supporting the web hosting product.  Based on our recoverability analysis, we recorded an impairment loss of $6.4 million for the year ended January 31, 2007.

(4)           OPERATIONAL RESTRUCTURINGS

In the fourth quarter of the current fiscal year we modified our sales process and took action to reduce the cost structure of our sales, marketing and customer service functions.  This action resulted in reducing our sales, marketing and customer service headcount by nine and led to the shut down of our U.K. sales office in January 2009. As a result of this action, the Company recorded severance expense of approximately $403,000 for the year ended January 31, 2009. Expenses related to the action appear in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows: Cost of revenues, $29,000; Sales and marketing, $374,000.  As of January 31, 2009 there was approximately $14,000 of accrued severance remaining to be paid.  We believe that this action will allow us to continue to serve our customers effectively while substantially reducing our operating costs.

Throughout the year ended January 31, 2008, we implemented actions to restructure our expenses.  These restructuring actions were not performed pursuant to a formal plan to restructure this business; rather, they occurred throughout the year to focus our resources on the strategy to expand our presence in the online publishing market.  In fiscal year 2008 we reduced our workforce by 54 employees worldwide, closed facilities in Montreal, Canada and Lyon, France and terminated our hosting agreement with AT&T for our San Diego data center in order to appropriately scale our hosting capabilities. Total costs recognized in connection with these efforts were approximately $2.0 million, consisting of severance costs of $1.0 million, facility closing costs of $0.2 million and contract termination costs of $0.8 million.  During the years ended January 31, 2009 and 2008, we paid approximately $0.1 million and $1.1 million, respectively, against these accruals.

Expenses related to the fiscal year 2008 operational restructuring effort appear in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (amounts in thousands):

Year Ended January 31, 2008
Continuing Operations
Cost of revenues	$70
Sales and marketing	29
Research and product development	739
General and administrative	948
Continuing Operations Total	$1,786
Discontinued Operations	207
Total	$1,993

Index to Consolidated Financial Statements

(5)            EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at January 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Computer equipment	$7,300	$13,106
Office furniture	2,295	2,812
Leasehold improvements	537	530
	10,132	16,448
Less accumulated depreciation	(9,672)	(11,535)
	$460	$4,913

Equipment and leasehold improvements are recorded at cost.  Depreciation is calculated on the straight-line method over three years for computer equipment, five years for office furniture and over the shorter of the depreciable life or the life of the related lease for leasehold improvements.  Depreciation expense for fiscal years 2009, 2008, and 2007 was $2.7 million, $2.6 million and $3.7 million, respectively.

(6)           ACCRUED EXPENSES

Accrued expenses at January 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Accrued payroll and bonuses	$406	$719
Accrued audit and accounting fees	257	462
Restructuring reserve	780	878
Other	232	223
	$1,675	$2,282

(7)           FAIR VALUE MEASUREMENTS

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

Index to Consolidated Financial Statements

Assets measured at fair value on a recurring basis are summarized below (amounts in thousands):

		Fair value measurement at reporting date using
Description	January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$21,580	$21,580	$-	$-

The assets related to our Ad server group were evaluated for impairment during the quarter ended January 31, 2009.  The fair-value measurement of this asset group is summarized below (amounts in thousands):

	January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Ad server group Assets
Equipment and purchased software	$334	$-	$334	$-	$(3,132)

The fair value of the purchased software was determined by the Company using a model discounting forecasted future cash flows of revenue and expenses expected to be generated by the Ad server asset group.  The fair value of the equipment was determined by a professional appraiser.  In accordance with SFAS 144, equipment and purchased software with a carrying value of $3.4 million were written down to their fair value of $0.3 million.  As a result an impairment charge of $3.1 million was included in earnings for the period ended January 31, 2009.  See Note 3, “Impairment of Long-Lived Assets” for additional information related to the impairment charge.

Index to Consolidated Financial Statements

(8)           INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of (in thousands):

	For the Fiscal Years Ended January 31,
	2009			2008			2007

Federal benefit at statutory rate	$(7,905)	(35	) %	$(3,184)	(35	) %	$(15,690)	(35	) %
Effect of:
State benefits, net of federal benefits	(881)	(4)		(355)	(4)		(1,748)	(4)
Lower effective foreign tax rate	909	4		867	9		(130)	0
Expiration/use of NOL carryforward	2,182	10		4,892	54		1,871	4
Effect of stock options	543	2		279	3		438	1
Other	1,136	5		254	30		129	0
Valuation allowance	4,016	18		(2,753)	(30)		15,130	34
Net deferred tax assets	$-	0%		$-	0%		$-	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Our net deferred tax assets at January 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$85,349	$78,850
Capitalized software development costs	17,202	19,441
Stock Compensation	1,096	1,193
Deferred revenue	1	255
Restructuring Reserve	291	308
Other	37	(87)
Total deferred tax assets	103,976	99,960
Valuation allowance	(103,976)	(99,960)
Net deferred tax assets	$-	$-

On August 9, 2007, we completed the sale of our Enterprise Search business and recognized income from discontinued operations of $17.9 million for the year ended January 31, 2008 and a total net loss for the year of $9.1 million. No federal or state income taxes were provided on the income generated from discontinued operations due to the substantial net operating loss carryforwards available for federal and state income taxes.  We offset the deferred tax provision triggered by the gain recognized on the sale of the Enterprise Search business by the reversal of a portion of the previously recorded valuation allowance.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on February 1, 2007. The adoption of FIN 48 did not impact our financial position or results of operations. We concluded that there are no uncertain tax positions requiring recognition in our consolidated financial statements. Our policy is to recognize interest and penalties in the period in which they occur in the income tax provision (benefit). We file income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions and in foreign jurisdictions, primarily the U.K. and Canada. Tax years that remain subject to examination include: US federal and state tax returns from fiscal 2005 to present; Tax returns in the U.K. from fiscal 2006 to present and Canadian tax returns from fiscal 2005 to present. We are not currently under audit for income taxes in any jurisdiction.

Index to Consolidated Financial Statements

At January 31, 2009, the Company had net operating loss carryforwards (“NOLs”) of approximately $229 million that are expiring now and continue at various dates through fiscal year 2028.  The use of these NOLS may be limited by Section 382 of the Internal Revenue Code as a result of equity transactions.  Approximately $28.3 million of the NOLs relate to stock option exercises, and $33.3 million and $0.9 million relate to U.K. and Canadian operations, respectively.  The tax benefit associated with the stock option exercises will be credited to equity when and if realized.

As of January 31, 2009, our deferred tax assets exceeded the deferred tax liabilities.  As we have not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

(9)            CAPITALIZATION

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

No shares of the Company’s Class B common stock are issued or outstanding at January 31, 2009.

(10)            NET LOSS PER COMMON SHARE

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

Index to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net loss per common share for continuing and discontinued operations: (in thousands except per share data):

	For the Fiscal Year Ended January 31,
	2009	2008	2007
Continuing Operations Numerator:
Loss from continuing operations	$(22,586)	$(27,041)	$(45,283)

Discontinued Operations Numerator:
Income from discontinued operations	$-	$17,945	$456

Net loss numerator:	$(22,586)	$(9,096)	$(44,827)

Denominator Continuing and Discontinued
Operations:
Weighted average number of common shares outstanding – basic and diluted	53,328,029	53,145,955	52,221,644

Basic and diluted net loss per common share from continuing operations	$(0.42)	$(0.51)	$(0.87)

Basic and diluted net income per common share from discontinued operations	$-	$0.34	$0.01

Basic and diluted net loss per share	$(0.42)	$(0.17)	$(0.86)

Using the treasury stock method the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	For the Fiscal Years Ended January 31,
	2009	2008	2007

Stock options	7,371,811	5,054,756	9,222,546
Deferred stock	-	300,000	890,000

(11)            EMPLOYEE BENEFIT PLANS

Our Stock Option Plans authorize the granting of stock options and other forms of incentive compensation to purchase up to 14.25 million shares of our Class A common stock in order to attract, retain and reward key employees.  Of the total number of shares authorized for stock based compensation, options to purchase 7,371,811 shares were outstanding as of January 31, 2009. We had a total of 3,594,151 shares of Class A common stock reserved for the issuance of warrants, deferred shares and options under the plans as of January 31, 2009.

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

Index to Consolidated Financial Statements

The following table summarizes our activity for all of our stock option awards:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 31, 2008	5,054,756	$4.79
Granted	3,452,000	1.87
Exercised	-	-
Pre-Vest Cancelled	(915,375)	2.62
Post-Vest Cancelled	(219,570)	5.24
Outstanding, January 31, 2009	7,371,811	$3.68	6.17	$--
Vested or expected to vest	4,894,379	$4.56	4.67	$-
Exercisable, January 31, 2009	4,278,125	$4.71	4.13	$-

The total intrinsic value of options exercised during the years ended January 31, 2009, 2008, and 2007 was none, $0.4 million and $1.7 million, respectively.

Cash received from option exercises under all share-based arrangements for the years ended January 31, 2009, 2008, and 2007 was none, $0.8 million and $1.7 million, respectively.  We have a policy of issuing new shares to satisfy share option exercises.

Stock Options

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility.  The expected life of an award is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis. Compensation expense for all share-based payment awards, including stock options with graded vesting, is recognized using the straight line method over the requisite period for each separately vesting portion of the award. As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our forfeiture rates are estimated based on historical experience with consideration given to expected future termination rates. We increased our forfeiture rates in fiscal year 2008 from fiscal 2007 based on restructuring actions and the sale of our RetrievalWare business.  Our forfeiture rates for fiscal year 2009 remain unchanged from the rates established in fiscal year 2008.  We base fair value estimates and forfeiture rates on assumptions we believe to be reasonable but that are inherently uncertain.  Actual future results may differ from those estimates.

The following table shows the assumptions used for the grants that occurred in each fiscal year:

For the year ended January 31,	2009	2008	2007
Expected term of stock options	4.67 years	3.16 years	6.14 years
Expected volatility	68%	68%	62%
Risk free interest rates	2.5% to 3.0%	4.0% to 5.0%	4.6% to 5.0%
Dividend yield	None	None	None

Weighted average grant date fair value of options granted during the period	$1.06	$1.38	$3.29

Index to Consolidated Financial Statements

As of January 31, 2009, no stock-based compensation costs related to stock options were capitalized as part of the cost of an asset.  As of January 31, 2009 a total of $1.1 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.1 years.

During the third quarter of fiscal year 2009 the Company completed a transition of its in-house option tracking software to an online option navigator and reporting solution.  The currently employed online solution utilizes a dynamic forfeiture rate calculation that automatically adjusts the forfeiture rate of each tranche as it approaches its vest-end date as compared to the prior method which did not adjust the forfeiture rate until all tranches had vested.  We believe that the current approach provides a more accurate estimate of our stock option expense.  As a result of this change in estimate, consistent with FAS 154, the Company recorded a one time true-up adjustment of $522,000 for the quarter ended October 31, 2008. This change in accounting estimate increased the net loss by $522,000 or $0.01 per share. The impact of this adjustment on the results of operations for the fiscal year ended January 31, 2009 is as follows: Cost of revenues - $83,000; Sales and marketing - $236,000; Research and product development - $64,000; General and administrative - $139,000.

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

Performance Stock Options:

During the year ended January 31, 2009, 3.1 million common stock options were issued at an exercise price of $1.92 per share to members of the senior management team. The vesting of the options is contingent upon the Company achieving revenue and EBIDTA of $25 million and $2.5 million, respectively, for the fiscal year ended January 31, 2011. These options were valued using the Black-Scholes option pricing model on the grant date and the aggregate compensation expense for these awards, provided all such options vest, was determined to be $3.4 million. Performance stock options are evaluated in accordance with SFAS No.123(R) on a quarterly-basis over the performance period to determine whether achievement of the underlying performance goals is probable. As of January 31, 2009, the Company has concluded that the achievement of the performance measurements is not probable and therefore has recorded no compensation expense.  If the Company determines in a subsequent period that achievement of the performance goals is now probable, a cumulative catch-up expense adjustment will be required equal to that portion of the total compensation expense attributable to the three year vesting period that has elapsed.

Deferred Stock Compensation Plan

Beginning in fiscal year 2004, pursuant to our 2000 Stock Option Plan, several of our senior officers were awarded shares of deferred stock with varying vesting provisions. Nonvested shares of stock granted under the stock option plan were measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock.  Such value was recognized as compensation expense over the corresponding service period.  Deferred stock compensation is subject to the provisions of FAS 123(R) and as such is adjusted for estimated forfeitures.  During the first quarter of the fiscal year ended January 31, 2008, the employment of two officers in the plan was terminated prior to vesting their awards.  The forfeiture of these shares represented a large percentage of the total plan and as a result increased the forfeiture rate related to this plan significantly.  The cumulative effect of this adjustment to the forfeiture rate resulted in a net compensation expense credit of $1.1 million, or $0.02 per common share, recorded in the first quarter of fiscal year 2008.  As of January 31, 2009 there were no shares of deferred stock outstanding.

Index to Consolidated Financial Statements

The following table summarizes the deferred stock compensation plans as of January 31, 2009:

Deferred Stock Plan Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at February 1, 2008	300,000	$-
Granted	-	-
Vested	(300,000)	5.50
Forfeited	-	-
Nonvested at January 31, 2009	-	$-

As of January 31, 2009 all costs related to share-based compensation arrangements granted under the Deferred Stock Plan have been recognized.  The total fair value of shares vested during the years ended January 31, 2009, 2008 and 2007 was $1.7 million, $1.2 million and $0.7 million, respectively.

The impact on our results of operations of recording stock-based compensation related to stock options, the ESPP and deferred stock for the years ended January 31, 2009, 2008 and 2007 was as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007
Continuing Operations
Cost of revenues	$266	$269	$216
Sales and marketing	431	200	248
Research and product development	849	(795)	1,684
General and administrative	1,253	751	3,819
Continuing Operations Total	2,799	425	5,967
Discontinued Operations	-	176	830
Total	$2,799	$601	$6,797

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

For the fiscal years ended January 31, 2009, 2008 and 2007, the Company contributed approximately $0.2 million, $0.3 million and $0.4 million, respectively, to the employee savings plan.

Index to Consolidated Financial Statements

(12)           COMMITMENTS AND CONTINGENCIES

Lease Commitments

We conduct our operations using leased facilities.  The leases terminate at various dates through fiscal year 2011 with options to renew.  Certain leases provide for scheduled rent increases and require us to pay shared portions of the operating expenses such as taxes, maintenance and repair costs. We also have operating leases for equipment that are included in the figures below.  Future minimum rental payments under non-cancelable operating leases as of January 31, 2009 along with sublease rental receipts are as follows (in thousands):

Year Ending January 31,	Operating Leases	Sublease Rental Receipts
2010	$1,138	$98
2011	84	-
2012	-	-
2013	-	-
2014 and beyond	-	-
	$1,222	$98

Total rental expense under operating leases was approximately $1.3 million (net of sublease rental receipts of $0.2 million) for fiscal year 2009 and $1.5 million and $1.6 million for fiscal years 2008 and 2007, respectively.

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

(13)           SEGMENT REPORTING

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

Operations by Geographic Area

The following table presents information about our operations by geographical area (in thousands):

	Fiscal Years Ended January 31,
	2009	2008	2007
Sales to customers:
United States	$318	$139	$126
United Kingdom	768	979	143
All Other	255	-	-
	$1,341	$1,118	$269
Long-lived assets:
United States	$1,042	$5,459	$4,158
All Other	14	83	146
	$1,056	$5,542	$4,304

Major Customers

Two customers accounted for 47% and 19%, respectively of total revenue for the fiscal year ended January 31, 2009.  One customer accounted for 82% of total revenue for the fiscal year ended January 31, 2008 while three customers accounted for 53%, 29% and 17%, respectively of total revenue for fiscal year ended January 31, 2007.

Index to Consolidated Financial Statements

(14)            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands):

	For the Fiscal Years Ended January 31,
	2009	2008	2007
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Cash paid related to stock awarded under deferred stock compensation arrangements	$28	$197	$365
Cash paid for interest	$2	$2	$154

(15)            SELECTED QUARTERLY INFORMATION (UNAUDITED)
   (Amounts in thousands except per share data.)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Revenues	$402	$469	$239	$231
Operating loss from continuing operations	(5,605)	(4,571)	(6,068)	(7,599)
Other income	179	945	98	35
Impairment of long-lived assets	-		-	3,133
Loss from continuing operations	(5,426)	(3,626)	(5,970)	(7,564)
Net loss	$(5,426)	$(3,626)	$(5,970)	$(7,564)

Basic and diluted loss per common share – Continuing Operations	$(0.10)	$(0.07)	$(0.11)	$(0.14)

2008
Revenues	$324	$255	$259	$280
Operating loss from continuing operations	(8,240)	(6,697)	(6,400)	(7,519)
Other income	491	478	482	364
Impairment of long-lived assets	-	-	-	603
Loss from continuing operations	(7,749)	(6,219)	(5,918)	(7,155)
Gain from sale of discontinued operations	-	-	17,759	166
Income from discontinued operations	206	4	17,570	165
Net income (loss)	$(7,543)	$(6,215)	$11,652	$(6,990)

Basic and diluted loss per common share – Continuing Operations	$(0.15)	$(0.12)	$(0.11)	$(0.13)
Basic and diluted loss per common share – Discontinued Operations	$0.01	$0.00	$0.33	$0.00

Index to Consolidated Financial Statements

The quarterly financial information reported above reflects the reclassification of certain Research and Product Development costs during the second and third quarters of fiscal year 2008.  The following table summarizes these reclassifications and their effects on the quarterly financial information.
	As reported	Reclassification of R&D expenses	As restated
2008 – 2nd Quarter
Operating loss from continuing operations	$(6,507)	$(190)	$(6,697)
Loss from continuing operations	(6,029)	(190)	(6,219)
Income (loss) from discontinued operations	(186)	190	4

Basic and diluted loss per common share – Continuing Operations	$(0.11)	$(0.01)	$(0.12)
Basic and diluted loss per common share – Discontinued Operations	$(0.01)	$0.01	$0.00

2008 – 3rd Quarter
Operating loss from continuing operations	$(6,349)	$(51)	$(6,400)
Loss from continuing operations	(5,867)	(51)	(5,918)
Income from discontinued operations	$17,519	$51	$17,570

(16)           LONG-TERM DEBT

On March 23, 2005, we secured a $5 million term loan to provide financing for capital purchases including those for our vertical search product.  The loan accrued interest at 7% per annum and was secured by a first lien on all corporate assets, excluding intellectual property.  We retired the facility in the first quarter of fiscal year 2007. During the fiscal year ended January 31, 2007 we recorded interest expense of approximately $0.2 million.

(17)    SUBSEQUENT EVENT
In February 2009, in response to the slower contracting pace, lower ad revenues and slower online ad growth, we streamlined our engineering and hosting operations group, reducing headcount in our Carlsbad, California facility by 23 and thus reducing our expense base. We incurred approximately $259,000 in severance expense related to the reduction in our engineering and operations staff. Convera has 32 employees after the completion of this action.

(18)           RELATED PARTY TRANSACTIONS

John C. Botts, a member of the board of directors of Convera, is also Chairman of United Business Media PLC, the parent company of CMP Information LTD (“CMP”).  CMP is a customer of Convera.  Due to a contractual dispute there were no recorded sales to CMP during the third and fourth quarters of fiscal year 2009 and $50,000 of revenue was deferred.  Excluding this deferred revenue, sales to CMP for the year ended January 31, 2009 were $627,000. For the year ended January 31, 2008, sales to CMP were $914,000.  Amounts due from CMP were $377,000 (excluding deferred revenue) and $170,000 as of January 31, 2009 and January 31, 2008, respectively.  As a result of the ongoing dispute with CMP, the Company has placed a reserve of $101,000 against CMP’s outstanding balance at January 31, 2009.