Form 10-K/A
period 2009-01-31
CONVERA CORP
filed 2009-06-01
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31989

CONVERA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1987541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1921 Gallows Road, Suite 200, Vienna, Virginia	22182
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (703) 761 - 3700

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of exchange on which registered
Class A Common Stock, par value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

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

The number of shares outstanding of the registrant's Class A common stock as of May 19, 2009 was 53,501,183.

DOCUMENTS INCORPORATED BY REFERENCE:
None

The Index to Exhibits begins on Page 17

EXPLANATORY NOTE

Convera Corporation (the “Company” or “Convera”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the “Form 10-K/A”) for the fiscal year ended January 31, 2009 to amend the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission (“SEC”) on April 3, 2009 (the “Original Form 10-K”), to amend and restate Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year covered by the report.

Our definitive proxy statement will not be filed with the SEC within 120 days after the end of our fiscal year January 31, 2009; therefore, we are filing this Form 10-K/A to provide the incorporated information within the required time period.

In accordance with Rule 12b-15 under the Exchange Act of 1934, as amended, each item of the Original Form 10-K that is amended by this Form 10-K/A is also restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1 and 32.1 by the Company’s Chief Executive Officer and Exhibits 31.2 and 32.2 by the Company’s Chief Financial Officer. The Original Form 10-K was amended to: (i) delete the reference on the cover of the Original Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report on Form 10-K, (ii) remove the check mark indicating disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, (iii) update the number of shares outstanding of the Company’s Class A common stock as of May 19, 2009 on the cover of the Original Form 10-K, and (iv) revise Part III, Items 10 through 14 of our Original Form 10-K to include information previously omitted from the Original Form 10-K, and (iii) revise the Exhibit Index to reflect the filing of the new certifications.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of April 3, 2009, the date of the filing of the Original Form 10-K, and other than expressly indicated in this Form 10-K/A, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to April 3, 2009. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other reports filed with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

FORWARD-LOOKING STATEMENTS

The statements contained in this Amendment No. 1 to Form 10-K on Form 10-K/A that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), including without limitation statements about the expectations, beliefs, intentions or strategies regarding the future of Convera Corporation (hereinafter referred to as “Convera,” “we,” “us” and “our” through this document). Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements regarding our future expectations, performance, plans and prospects as well as assumptions about future events. All forward-looking statements included in this Form 10-K/A are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties discussed under the heading “Risk Factors” in our Original Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of such factors, including those set forth in this Form 10-K/A.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of each of our directors and executive officers, as of January 31, 2009:

Name	Age	Position
Ronald J. Whittier	72	Chairman
Patrick C. Condo	52	President, Chief Executive Officer and Director
Herbert A. Allen	69	Director
Herbert A. Allen III	41	Director
Eli S. Jacobs	71	Director
Ajay Menon	47	Director
Carl J. Rickertsen	49	Director
Jeffrey White	61	Director
John C. Botts	68	Director
Alexander F. Parker	44	Director
Matthew G. Jones	48	Chief Financial Officer, Secretary and Treasurer

Business Experience of Directors and Officers

Ronald J. Whittier has been Chairman of the Company since the effective date of the business combination transaction (the “Combination”) of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services division which created the Company on December 21, 2000 and was Chief Executive Officer from December 21, 2000 through April 5, 2001. Mr. Whittier is a founder and Chairman of TechFutures, a non-profit school, and has held that position since 1999. Mr. Whittier formerly held the position of Senior Vice President of Intel and General Manager of Intel’s Interactive Media Services division from 1999 until December 21, 2000. From 1995 to 1999, he was responsible for coordinating Intel’s various activities in content, applications and authoring tools. Prior to 1995, he held various jobs at Intel, including manager of Intel Architecture Labs, Director of Corporate Marketing and general manager of the Memory Products Division. Mr. Whittier joined Intel in 1970.

Patrick C. Condo has been President and a director of the Company since the effective date of the Combination on December 21, 2000 and was appointed to the additional position of Chief Executive Officer on April 5, 2001. Mr. Condo was formerly President and Chief Executive Officer of Excalibur since November 1995 and a director since January 1996, in each case through the effective date of the Combination. Mr. Condo was President of Excalibur from May 1995 to November 1995. He became Executive Vice President of Excalibur in January 1995 after serving as the Director of Business Development from November 1992.

Herbert A. Allen has been a director of the Company since the effective date of the Combination on December 21, 2000 and was a director of Excalibur since June 2000. He has been President, Chief Executive Officer, Managing Director and a director of Allen & Company Incorporated, a privately-held investment firm, for more than the past five years. He is a member of the Board of Directors of The Coca-Cola Company. He is the father of Herbert A. Allen III.

Herbert A. Allen III has been a director of the Company since January 2002. He has been President of Allen & Company LLC, an investment banking firm and broker-dealer affiliated with Allen & Company Incorporated, since September 2002. Prior to that, he was a Vice-President and later an Executive Vice President and a Managing Director of Allen & Company Incorporated since 1993. Prior to 1993, Mr. Allen was employed by T. Rowe Price, an investment management firm, and Botts & Company Limited, a funds management and investment company. He is the son of Herbert A. Allen.

Eli S. Jacobs has been a director of the Company since February 2002. He has been a private investor for more than the past five years.

Ajay Menon has been a director of the Company since December 2005. Mr. Menon has served as the Dean of the College of Business at Colorado State University since July 2002. Mr. Menon, who has taught at the College of Business at Colorado State University since 1991, served as the Associate Dean of Academic and Executive Programs for the three years preceding his appointment as Dean. Mr. Menon received his bachelor’s in chemistry from the University of Bombay in India in 1982, his master’s in business administration from the University of Texas in 1986 and his doctorate in marketing from the University of North Texas-Denton in 1991.

Carl J. Rickertsen has been a director of the Company since April 2003. Since January 2004, Mr. Rickertsen has been a Managing Partner at Pine Creek Partners, an investment firm. From 1994 to 2003, Mr. Rickertsen was Chief Operating Officer of Thayer Capital, an investment firm. He also serves on the Board of Directors of MicroStrategy Incorporated, a software company, and United Agri-Products.

Jeffrey White has been a director of the Company since May 2003. Since February 2003, Mr. White has been President of Fare Play, Inc., a consulting company to major league baseball teams. He was self-employed as a consultant from April 2002 until February 2003. From 1991 through 2002, Mr. White served as Senior Vice President and Chief Financial Officer for Major League Baseball, Office of the Commissioner.

John C. Botts has been a director of the Company since June 2006. Since January 1, 2009, Mr. Botts has been a Managing Director of Allen & Company Advisors Limited in London. Since 1987, Mr. Botts has been Chairman of Botts & Company Limited, a London based private equity investment company. Mr. Botts is also a director of United Business Media Limited, Euromoney Institutional Investor PLC, Tisbury Europe Master Fund Limited and SpinVox Limited.

Alexander F. Parker has been a director of the Company since June 2006. Since 2007 Mr. Parker has been the Director of Research Computing in the Humanities at Harvard University. Between 2004 and 2007 Mr. Parker was an independent consultant. From 2001 to 2004, Mr. Parker was Chief Executive Officer of Global Education Network (“GEN”), a developer of online multimedia courses, and was Vice President of GEN from 2000 to 2001. Prior to his GEN experience, Mr. Parker was employed at McKinsey & Company, developing training and educational software. From 1995 to 1998, Mr. Parker worked at Harvard University, developing multimedia CD-ROMs, web sites, and other electronic interventions for students, as well as lecturing on various technology subjects.

Donald R. Keough, a director of the Company since January 2002, resigned his position from the Board of Directors on September 17, 2008. Mr. Keough was Chairman of Excalibur from June 1996 until the Combination.  Since 1993, Mr. Keough has been Chairman of DMK International, an investment company, and of Allen & Company Incorporated.  Mr. Keough has also been Chairman of Allen & Company LLC since September 2002.  In addition, Mr. Keough served on the Board of Directors of Berkshire Hathaway Inc., The Coca Cola Company and InterActive Corp.

Matthew G. Jones has been the Company’s Chief Financial Officer, Treasurer and Secretary since July 2006. Mr. Jones served as the Company’s Vice President of Finance from April 2006 until July 2006. Prior to joining the Company in April 2006, Mr. Jones was Chief Financial Officer, Treasurer and Secretary of Space Adventures since July 2001 and held a number of senior financial management positions with several publicly-traded and private companies from 1992 through 2001. Mr. Jones is a certified public accountant with seven years of public accounting experience at Price Waterhouse.

Other than specified above, there are no family relationships among any of our directors or executive officers.

Audit Committee

Our Audit Committee currently consists of Messrs. Ajay Menon, Carl J. Rickertsen and Jeffrey White (Chairman). The Board has determined that all members of the Audit Committee are independent directors under NASDAQ rules and each of them is able to read and understand fundamental financial statements. The Board has determined that Mr. White qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission (“SEC”). The purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements. The responsibilities of the Audit Committee include appointing and providing the compensation of the independent accountants to conduct the annual audit of our accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to us by our independent registered public accounting firm. The Audit Committee is governed by a written charter, a copy of which is available on our website at www.convera.com. The Audit Committee met four times during the fiscal year ended January 31, 2009.

Code of Business Conduct and Ethics

    We have adopted a written code of conduct and ethics (the “Code”) which is applicable to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer (collectively, the “Senior Officers”). In accordance with the rules and regulations of the SEC and the rules of NASDAQ, a copy of the Code has been posted on our website at www.convera.com. We intend to disclose any changes in or waivers from the Code applicable to any Senior Officers on our website and by filing a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC thereunder require our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons that no other reports were required for such persons, we believe that during or with respect to the period from February 1, 2008 to January 31, 2009, all of the Section 16(a) filing requirements applicable to our executive officers, directors and ten percent stockholders were complied with on a timely basis, except for a late filing made by Patrick C. Condo who inadvertently filed a late Form 4 on January 12, 2009 reporting sales of stock by him on January 5, 2009 and January 6, 2009.

Item 11.                      Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The members of the Compensation Committee of the Board of Directors currently consist of Messrs. Ajay Menon (Chairman), Eli Jacobs, John Botts and Jeffrey White. All Compensation Committee members have been and currently are independent nonemployee directors as defined under Rule 16b-3 of the Exchange Act and satisfy the director independence requirements of the NASDAQ rules and the definition of “outside director” under Section 162(m) of the Internal Revenue Code. No special expertise in compensation matters is required for appointment to the Compensation Committee.

The Compensation Committee is responsible for all components of our executive compensation program and for administering all stock option plans under which stock option grants may be made to our executive officers. On an annual basis, the Compensation Committee evaluates the performance and compensation of our Chief Executive Officer and Chief Financial Officer. The Compensation Committee is also authorized to review and recommend the compensation of directors for approval by the full Board. The Compensation Committee took no action to modify director compensation in fiscal 2009.

The Compensation Committee’s charter can be found on our website at www.convera.com by first clicking on “About Convera” and then “Corporate Governance.” The charter can be modified by a decision of the Compensation Committee, subject to approval by the Board. The Compensation Committee has the authority on its own behalf to retain outside counsel and consultants as the Committee deems necessary it its sole discretion to advise the Committee on matters within the charter of the Committee and has the sole authority to approve such consultant’s fees and other terms of engagement. The charter gives the Compensation Committee the authority to make decisions on behalf of the Board with respect to matters within its authority and any other duties assigned to it by the Board. Under its charter, the Compensation Committee also has the authority to delegate to a subcommittee of its members any of its functions, duties and authority but has not done so.

The Compensation Committee meets quarterly in conjunction with regularly scheduled Board meetings, and also holds meetings via conference call when deemed necessary by the Committee or its chairperson. The agendas are determined through a collaborative process involving the Compensation Committee chairperson, the Chairman of the Board of Directors and our Chief Executive Officer, who sometimes are invited to attend meetings. These officers, if attending or participating in the meeting, are typically excused from the meeting when the Committee discusses their individual compensation or performance and during other executive sessions of the Committee. Our outside counsel also attends the Compensation Committee’s meetings.

Compensation Consultant/Role of Executives

The Compensation Committee did not retain an outside consultant in the fiscal year ended January 31, 2009.

Compensation Philosophy

The foundation of our executive compensation program is based on principles designed to align compensation with our business strategy, values and management initiatives. The program is implemented through three key elements:

•	attract and retain key executives who are critical to our long-term success;

•	integrate compensation programs which link compensation with our annual strategic planning and measurement processes to support a performance-oriented environment; and

•	tie meaningful compensation opportunities to the creation of additional shareholder value.

The Compensation Committee aims to achieve the first element by paying executive personnel a market base salary. Offering market base salary is designed to provide executive personnel with the benefits of a stable base compensation that is comparable to what they would receive from most of our competitors. The Compensation Committee attempts to achieve the second element through the adoption of an annual variable incentive plan, which ties annual bonus payments to specified annual performance objectives. The Committee endeavors to accomplish the third element by providing executive personnel with meaningful equity compensation awards in order to align executives’ incentives with stockholder value creation.

In order to further these objectives, for fiscal year ended January 31, 2009, our executive officer compensation program included three components (1) base salary, (2) an incentive bonus and (3) long-term incentive compensation for our two executive officers.  Our compensation policy is that a substantial portion of the annual compensation of each executive officer should relate to and be contingent upon our performance, as well as the individual performance of each executive officer. In addition, the Compensation Committee believes that the total compensation package must be competitive with other companies in the industry to ensure that we can continue to attract, retain and motivate key executives who are critical to our long-term success. The Compensation Committee does not employ outside consultants or utilize specific compensation surveys in evaluating competing company compensation policies or financial performance. Instead, the Compensation Committee members rely on their own experience and knowledge of Convera and its industry and also consider that of management and other Board members, in evaluating such factors.

Base Salary.  The Compensation Committee determines the salary ranges for each of our executive officer positions, including the Chief Executive Officer, based upon the scope, level, and strategic impact of the position, and on the historical pay levels of the particular executive officers, as well as information they may have for similarly positioned executive officers in comparable companies. Annual salary adjustments recognize sustained individual performance by the executive, with overall salary increase funding levels sensitive to both the individual’s and our performance. The Compensation Committee presents the salary recommendations for our executive officers to the Board of Directors for approval. In accordance with NASDAQ requirements, the independent directors must approve such compensation. These salary recommendations are based on the executive’s contribution to the Company, experience and expertise.  For fiscal 2009, no adjustments were made to executive officers’ base salaries.

Incentive Bonus.  The incentive bonus program provides for cash awards based upon achievement of certain strategic and business goals established during the year, the individual’s level of responsibility and the individual’s personal performance.  We calculate and pay bonuses on an annual basis following the close of the fiscal year.  In March 2008, the Compensation Committee implemented an annual bonus plan for our two executive officers, Patrick C. Condo, our President and Chief Executive Officer, and Matthew G. Jones, our Chief Financial Officer, based upon our attainment of revenue goals and individual performance objectives. The relative weight of such targets for Mr. Condo was 75% (revenue goals) and 25% (individual performance objectives), respectively.  The relative weight of such targets for Mr. Jones was 50% and 50%, respectively.  The individual performance targets for each of the above named executive officers were segmented and weighted as well.  For Mr. Condo, the focus of individual performance objectives was on business development, the hiring of key personnel and the formation of strategic alliances.  For Mr. Jones, the focus of individual performance objectives was on management of the financial reporting process, receipt of the remaining FAST escrow as well as reducing our expense run rate to agreed upon levels.  For fiscal year ended January 31, 2009, Mr. Condo did not earn any incentive cash bonus; Mr. Jones earned 50% of his maximum achievable bonus under the incentive bonus program.

Long-Term Incentive Compensation.  In March 2008, Mr. Condo and Mr. Jones were issued 700,000 and 300,000 shares, respectively, of common stock options at an exercise price of $1.92 per share.  These shares have a three year cliff-vesting provision and are contingent on the Company achieving revenue and EBIDTA of $25 million and $2.5 million, respectively, for the fiscal year ended January 31, 2011.

Post-Termination Protection

We have provided for severance payments to our executive officers from time to time through individual employment agreements with such officers. The Compensation Committee believes these severance benefits are important to protect our officers from being involuntary terminated prior to or after a change in control and that the amounts provided for in such agreements are reasonable in nature. In addition, the Compensation Committee believes that these severance benefits align executive and stockholder interests by enabling the executive officers to consider corporate transactions that are in the best interests of the stockholders and our other constituents without undue concern over whether the transactions may jeopardize the officers’ own employment. Information regarding these arrangements is provided in the section “Employment Agreements and Other Arrangements.”

Deductibility of Executive Compensation

In making compensation decisions affecting the executive officers, the Compensation Committee considers our ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the Compensation Committee considers the requirements and impact of Section 162(m) of the Internal Revenue Code, which generally disallows a tax deduction for annual compensation in excess of $1 million paid to our named executive officers. Certain compensation that qualifies under applicable tax regulations as “performance-based” compensation is specifically exempted from this deduction rule. The Compensation Committee cannot assure that it will be able to fully deduct all amounts of compensation paid to persons who are our named executive officers in the future. Further, because the Compensation Committee believes it is important to preserve flexibility in designing its compensation programs, it has not adopted a policy that all compensation must qualify as deductible under Section 162(m). The cash compensation that we paid to each of our named executive officers during fiscal year ended January 31, 2009 was below $1,000,000. We believe that stock options granted to our named executive officers under our stock option plans would qualify as “performance-based compensation” and therefore are Section 162(m) qualified.

 Accounting for Stock-Based Compensation

On February 1, 2007, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, to account for all stock grants under all of its stock plans.

Summary Compensation Table

     The following table sets forth all of the compensation awarded to, earned by, or paid to our “principal executive officer” and “principal financial officer” (collectively, our “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
							(1)	(2)

Patrick C. Condo	2009	480,000	—		—		503,334	6,150	989,484
President & CEO	2008	480,000	—		254,550	(3)	623,104	8,750	1,366,404

Matthew G. Jones	2009	250,000	50,000	(4)	—		217,683	6,917	524,600
Chief Financial Officer	2008	250,000	—		25,000	(5)	236,058	6,900	517,958

(1)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended January 31, 2009 in accordance with FAS 123R. Our stock-based compensation expense recognized under FAS 123R reflects an estimated forfeiture rate relating to service based vesting conditions.  The values recognized in the “Option Awards” and “Stock Awards” columns above do not reflect such estimated forfeitures. See Stock Options in Note 11 of the notes to our consolidated financial statements in our Original Form 10-K for a discussion of all assumptions made by us in determining the FAS 123R values of its equity awards.

(2)	This amount consists of matching contributions to our 401(k) plan.

(3)	This amount includes the non-cash bonus earned by Mr. Condo in the amount of $41,750 pursuant to the fiscal year 2008 incentive bonus program, which was paid in shares of our common stock.

(4)	This bonus amount earned by Mr. Jones in fiscal year ended January 31, 2009 has not been paid as of the date of this filing.

(5)	Mr. Jones earned a non-cash bonus in the amount of $25,000 pursuant to the fiscal year 2008 incentive bonus program, which was paid in shares of our common stock.

Grants of Plan-Based Awards

The following table sets forth each equity and non-equity award granted to our Named Executive Officers during the fiscal year ended January 31, 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)(1)	Target ($)	Maximum ($)	Options (#)	Awards ($/Sh)	Awards ($)

Patrick C. Condo (2)		16,667	200,000	200,000
	3/25/2008				700,000	1.92	968,800	(4)

Matthew G. Jones (3)		16,667	100,000	100,000
	3/25/2008				300,000	1.92	299,820	(4)

(1)	Represents the minimum amounts payable for achievement under the plan.

(2)
Mr. Condo was eligible to receive a target cash bonus of $200,000 and a maximum cash bonus of $200,000 pursuant to the fiscal 2009 incentive bonus plan.  Mr. Condo received a bonus payment in fiscal year ended January 31, 2009 of $41,750 which was earned under the fiscal 2008 plan.  The bonus was paid in shares of our common stock.

(3)
Mr. Jones was eligible to receive a target cash bonus of $100,000 and a maximum cash bonus of $100,000 pursuant to the fiscal 2009 incentive bonus plan.  Mr. Jones received a bonus payment in fiscal year ended January 31, 2009 of $25,000 which was earned under the fiscal 2008 plan.  The bonus was paid in shares of our common stock.

(4)	Calculated based on the number of shares of class A common stock underlying the options using the Black-Scholes-Merton option pricing model on the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option previously awarded to our Named Executive Officers as of January 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Patrick C. Condo	175,000		—	4.380	12/17/2009
	100,000		—	4.380	4/27/2010
	429,700		—	4.380	6/8/2011
	750,000	(1)	—	4.710	11/30/2014
	—	(2)	700,000	1.920	3/25/2018

Matthew G. Jones	18,750	(3)	31,250	5.510	7/18/2016
	9,374	(4)	15,626	5.580	7/24/2016
	56,250	(5)	168,750	4.435	12/6/2016
	15,000	(6)	—	3.300	8/21/2007
	—	(2)	300,000	1.920	3/25/2018

(1)	The options vest semi-annually in eight equal installments from the 11/30/2004 grant date.

(2)	The performance-based options have three year cliff vesting from the 3/25/2008 grant date contingent on the attainment of stated revenue and EBIDTA goals.

(3)	The options vest semi-annually in eight equal installments from the 7/18/2006 grant date.

(4)	The options vest semi-annually in eight equal installments from the 7/24/2006 grant date.

(5)	The options vest semi-annually in eight equal installments from the 12/6/2006 grant date.

(6)	The options were fully vested at the 8/21/2007 grant date.

Option Exercises and Stock Vested Table

Our Named Executive Officers did not have any stock awards vested in the fiscal year ended January 31, 2009.  Neither of the Named Executive Officers exercised any options during fiscal 2009.

Potential Payments upon Termination or Change in Control

See “Employment Agreements and Other Arrangements” below for a discussion of the potential payments due to each of our Named Executive Officers upon a termination or change in control.

Employment Agreements and Other Arrangements

On November 14, 2005, our Board of Directors approved an employment agreement for our President and Chief Executive Officer, Patrick C. Condo.  Mr. Condo’s employment agreement provides for an at-will employment arrangement, under which his annual base salary is $480,000 and he is eligible for a bonus of up to $200,000 per fiscal year based upon performance targets to be established by our Board of Directors. In addition, Mr. Condo’s employment agreement includes the following severance arrangements:

(a) If Mr. Condo’s employment is terminated without cause or he resigns for good reason (as such terms were defined by the Board), Mr. Condo will be entitled to 18 months of salary continuance, 1.5 times his target bonus for the year of termination, 18 months’ accelerated vesting of all options held by Mr. Condo and 18 months’ medical benefits coverage (either by reimbursement, continued coverage or replacement coverage) (collectively, the “Severance Benefits”). In addition, the 600,000 restricted stock award made to Mr. Condo pursuant to an agreement dated May 20, 2003, as amended on May 18, 2004 (the “Restricted Stock Award”), which otherwise vest on each consecutive one-year anniversary of the date of grant, will vest in full upon termination without cause and will be subject to 18 months’ additional vesting in the event he resigns for good reason. In order for Mr. Condo to receive the above benefits, he will be required to release us from all claims and agree to an 18-month non-compete and non-solicitation agreement.

(b) If Mr. Condo is terminated without cause or resigns for good reason within 18 months following a change of control of the Company, he will receive the same Severance Benefits described above. In addition, upon a change of control of the Company, the unvested portion of the Restricted Stock Award will vest in full.

On December 6, 2006, we entered into an at-will employment agreement with Matthew G. Jones, whereby Mr. Jones agreed to act as our Executive Vice President, Chief Financial Officer and Treasurer. Under his agreement with us, Mr. Jones’s base salary is $250,000 and he is eligible for a bonus of up to $100,000 per fiscal year, depending upon our actual performance compared to our operating plan. The agreement provided Mr. Jones a grant of options to purchase 225,000 shares of our common stock pursuant to our 2000 Stock Option Plan. Mr. Jones’s options vest 12.5% every six months and such vesting accelerates upon a change of control event affecting the Company. Under his employment agreement, if Mr. Jones’s employment is terminated by us (other than for reasons set forth in the agreement) or by Mr. Jones (in circumstances where he is entitled to do so under the agreement), we shall pay Mr. Jones any unpaid base salary, unreimbursed business expenses and accrued vacation through the termination date, as well as a lump sum amount equal to any bonus earned but not paid and up to one year of his then-current base salary, with such payment vesting one month for each month that Mr. Jones served as our Chief Financial Officer, up to the referenced one year.

Director Compensation

Each non-employee director, with the exception of Herbert A. Allen, Herbert A. Allen III and John C. Botts, is paid or entitled to $4,000 for attending each meeting of the Board of Directors at which there is a quorum, whether in person or by telephone, up to a maximum of $20,000 per fiscal year. In addition, all directors are eligible for reimbursement of their expenses in attending meetings of the Board of Directors. Members of the Audit Committee are also paid or entitled to $4,000 for attending each Audit Committee meeting for which there is a quorum, whether in person or by telephone, up to a maximum of $20,000 per fiscal year. Further, each non-employee director is granted options to purchase 25,000 shares of our common stock upon becoming a director. Such options vest in six semi-annual installments over three years and have a term of ten years.

During the fiscal year ended January 31, 2009, and for the prior two fiscal years, we paid Mr. Ronald J. Whittier, Chairman of the Board of Directors, a salary of $100,000 and provided Mr. Whittier with customary employee benefits for his services to us.

Employee directors receive no additional compensation for serving on the Board of Directors.

The following table sets forth all of the compensation awarded to, earned by, or paid to each person who served as one of our directors during the fiscal year ended January 31, 2009, other than a director who also served as a Named Executive Officer.

	Fees Earned or Paid in Cash	Option Awards	All Other Compensation		Total
	($)	($)(1)	($)		($)
Ronald J. Whittier	100,000	-	3,917	(2)	103,917
Eli S. Jacobs	12,000	-	-		12,000
Ajay Menon	20,000	29,835	-		49,835
Carl J. Rickertsen	28,000	-	-		28,000
Jeffrey White	28,000	-	-		28,000
John C. Botts	-	29,835	-		29,835
Alexander F. Parker	12,000	29,835	-		41,835

(1)
Represents the amount of stock-based compensation expense recognized by us for the year ended January 31, 2009 under FAS 123(R) on options granted during the fiscal year and in prior years to directors. Our stock-based compensation expense under FAS 123(R) includes estimates of expected forfeitures, which have not been included in the amounts reported in this table. For more information, including a discussion of valuation assumptions, see Note 11 “Employee Benefit Plans” in the notes to our consolidated financial statements contained in the Original Form 10-K.

(2)	This amount consists of our contributions to our 401k plan.

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members is one of our officers or employees or one of our subsidiaries’ officers or employees, and none has ever been one of our officers.  No member of our Compensation Committee and none of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended January 31, 2009.

Submitted by the members of the Compensation Committee:

Ajay Menon (Chairman)
Eli Jacobs
John Botts
Jeffrey White

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2009, information concerning the beneficial ownership of all classes of our common stock of (i) all persons known to us to beneficially own 5% or more of our common stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all of our directors and executive officers as a group. Share ownership includes shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 30, 2009.

Name and Address of Beneficial Owner**	Amount and Nature of Beneficial Ownership(1)		Percent of Class (%)
Allen Holding Inc.	11,728,587	(2)	21.9
LMM LLC	4,443,889	(3)	8.3
Ashford Capital Management, Inc.	7,252,882	(4)	13.6
Susan K. Allen	3,170,369	(5)	5.9
Ronald J. Whittier	1,359,771	(6)	2.5
Herbert A. Allen	17,276,457	(7)	32.3
Herbert A. Allen III	605,787	(8)	1.1
Eli S. Jacobs	30,834	(9)	*
Ajay Menon	20,834	(10)	*
Carl J. Rickertsen	65,000	(11)	*
Jeffrey White	85,000	(12)	*
John C. Botts	20,834	(13)	*
Alexander F. Parker	20,834	(14)	*
Patrick C. Condo	1,705,655	(15)	3.1
Matthew G. Jones	210,507	(16)	*
All directors and executive officers as a group (11 persons)	21,401,513	(17)	38.0

*	Represents less than one percent of the outstanding common stock.
**	Unless otherwise indicated, the address should be: c/o Convera Corporation, at 1921 Gallows Road, Suite 200, Vienna, Virginia.

(1)	To our knowledge, each person or entity listed has sole voting and investment power as to the shares indicated, except as described below.

(2)
Includes shares owned by Allen & Company Incorporated (“ACI”), a wholly-owned subsidiary of Allen Holding Inc. (“AHI”). Does not include any shares held directly by Herbert A. Allen, Herbert A. Allen III, Susan K. Allen, Bruce Allen and certain of their affiliates, who together with AHI and ACI may be considered a “group,” as such term is defined by Section 13(d) of the Securities Exchange Act of 1934 (“Section 13(d)”), and as disclosed in the Amendment No. 4 on Schedule 13D filed by such parties with the SEC on July 14, 2005. The address for AHI is 711 Fifth Avenue, NY, NY 10022.

(3)
As reported in an Amendment No. 5 to Schedule 13G filed with the SEC by LMM, LLC and Legg Mason Opportunity Trust on February 17, 2009. The address for this holder is 100 Light Street, Baltimore, MD 21202.

(4)	As reported in an Amendment No. 4 to Schedule 13G filed with the SEC by Ashford Capital Management, Inc. on February 17, 2009. The address for this holder is P.O. Box 4172, Wilmington, DE 19807.

(5)
Does not include shares owned by AHI, ACI, Herbert A. Allen, Herbert A. Allen III, Bruce Allen and certain of their affiliates, who together with Ms. Allen may be considered a “group,” as such term is defined by Section 13(d). The address for Ms. Allen is 711 Fifth Avenue, NY, NY 10022.

(6)	Includes outstanding options to purchase 925,000 shares, which were exercisable on or within 60 days of April 30, 2009.

(7)
Includes the shares held directly by AHI, ACI and Allen SBH Investments LLC (“SBH”). Mr. Allen, a stockholder and the President and Chief Executive Officer of AHI, the President and Chief Executive Officer of ACI and a stockholder and the Managing Member, President and Chief Executive Officer of SBH, may be deemed a beneficial owner of the shares held by AHI, ACI and SBH. Mr. Allen disclaims beneficial ownership of the securities reported to be held by AHI, ACI and SBH, except to the extent of his pecuniary interest therein. Also includes 25,000 shares underlying outstanding stock options exercisable within 60 days of April 30, 2009 held by Mr. Allen. Does not include shares owned by Herbert A. Allen III, Susan K. Allen, Bruce Allen and certain of their affiliates, who together with Mr. Allen, AHI, ACI and SBH may be considered a “group,” as such term is defined by Section 13(d).

(8)
Includes 196,667 shares owned by Allen & Company LLC and 383,820 shares owned by HAGC Partners, L.P, as to which Mr. Herbert A. Allen III shares voting and disposition authority. Also includes outstanding options to purchase 25,000 shares, which were exercisable on or within 60 days of April 30, 2009. Mr. Allen disclaims beneficial ownership of the shares held by Allen & Company LLC, except to the extent of his pecuniary interest therein. Does not include shares owned by AHI, ACI, SBH, Herbert A. Allen, Susan K. Allen, Bruce Allen and certain of their affiliates, who together with Mr. Herbert A. Allen III may be considered a “group,” as such term is defined by Section 13(d).

(9)	Represents outstanding options to purchase 30,834 shares, which were exercisable on or within 60 days of April 30, 2009.

(10)	Represents outstanding options to purchase 20,834 shares, which were exercisable on or within 60 days of April 30, 2009.

(11)	Represents outstanding options to purchase 65,000 shares, which were exercisable on or within 60 days of April 30, 2009.

(12)	Represents outstanding options to purchase 85,000 shares, which were exercisable on or within 60 days of April 30, 2009.

(13)	Represents outstanding options to purchase 20,834 shares, which were exercisable on or within 60 days of April 30, 2009.

(14)	Represents outstanding options to purchase 20,834 shares, which were exercisable on or within 60 days of April 30, 2009.

(15)	Includes outstanding options to purchase 1,454,700 shares, which were exercisable on or within 60 days of April 30, 2009.

(16)	Includes outstanding options to purchase 202,498 shares, which were exercisable on or within 60 days of April 30, 2009.

(17)
Includes outstanding options to purchase 2,875,534 shares, which were exercisable on or within 60 days of April 30, 2008. Also includes the shares held by the entities described in footnotes (7) and (8)  above deemed to be beneficially owned by Herbert A. Allen and Herbert A. Allen III, respectively.

 Item 13.                      Certain Relationships and Related Transactions, and Director Independence
Certain Relationship and Related Transactions

Since February 1, 2007, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such person’s immediate family had or will have a direct or indirect material interest other than agreements which are described under the caption “Executive Compensation” and the transactions described below.

Pursuant to the Audit Committee Charter, the Audit Committee is responsible for reviewing and approving any transaction with an executive officer, director, principal stockholder or any of such persons’ immediate family members or affiliates in which the amount involved exceeds $120,000. The Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products.

On March 31, 2007, we agreed to sell the assets of its Enterprise Search business to Fast Search & Transfer (“FAST”) for $23.0 million.  The transaction closed on August 9, 2007, with FAST assuming certain obligations of the business and retaining certain employees serving our Enterprise Search customers.  Allen & Company LLC, an investment banking firm affiliated with certain of our directors, acted as a financial advisor to us with respect to the transaction and  received 1.5% of the consideration plus expenses, which totaled $349,000.  Mr. Herbert A. Allen III is President of Allen & Company LLC and Mr. Donald R. Keough is Chairman of Allen & Company LLC.  Mr. Herbert A. Allen is President, Chief Executive Officer, and a director of Allen & Company Incorporated, which is affiliated with Allen & Company LLC.

            We have entered into indemnification agreements with our directors and certain officers for the indemnification of and advancement of expenses to these persons to the fullest extent permitted by law. We also intend to enter into these agreements with our future directors and certain future officers.

Director Independence

As required under the NASDAQ Global Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent” as defined in Rule 4200 of the NASDAQ listing standards, as affirmatively determined by the board of directors. Our Board of Directors consults with our outside counsel to ensure that the Board of Directors’ determinations are consistent with all relevant laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Management has reviewed the directors’ responses to a questionnaire asking about their transactions, relationships and arrangements with us (and those of their immediate family members) and other potential conflicts of interest. Other than as set forth below, these questionnaires did not disclose any transactions, relationships or arrangements that question the independence of our directors. After reviewing this information, our Board of Directors has determined that the following directors, which constitute a majority of the Board of Directors, are independent directors within the meaning of the applicable NASDAQ rules: Messrs. Eli S. Jacobs, Ajay Menon,  Carl J. Rickertsen, Jeffrey White, John Botts and Alexander Parker.

Item 14.                 Principal Accounting Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by our independent registered public accounting firm, Ernst & Young LLP, for the fiscal years ended January 31, 2009 and 2008.

	2009	2008

Audit Fees(1)	$395,938	$562,547
Audit-Related Fees(2)	—	102,500
Tax Fees(3)	—	—
All Other Fees	—	—
Total	$395,938	$665,047

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and the effectiveness of internal control over financial reporting, review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees generally include accounting advisory fees related to transactions impacting our financial statements and auditor consents required to be included in certain filings with the SEC.

(3)	Tax fees principally include tax advisory fees and tax compliance fees.

The Audit Committee has concluded that the provision of audit-related services listed above is compatible with maintaining the independence of Ernst & Young LLP. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees, provided that the Chair shall report any decision to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.   All of the services described above were approved by the Audit Committee in accordance with the foregoing policy.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)	Documents filed as part of Form 10-K/A

1. Financial Statements:

The following financial statements of Convera Corporation were filed in the Original Form 10-K in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8:

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

3.      Exhibits:

See Exhibit Index on the following page.

Exhibit Index

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents

3.1	Amended and Restated Certificate of Incorporation of Convera	Form S-4 (Registration No. 333-50172), November 17, 2000
3.2	By-laws of Convera (Amended and Restated)	Form 10-K, April 3, 2009
3.3	Amendment to By-Laws	Form 10-K, March 31, 2006
10.1	1995 Incentive Plan, dated November 1995	Form 10-K, April 3, 2009
10.2	Convera 2000 Stock Option Plan (Amended and Restated)	Form 10-K, April 3, 2009
10.3	Office Lease (1808 Aston Avenue, Carlsbad, California) commencing November 1, 2001	Form 10-K, April 3, 2009
10.4	Amended and Restated Convera Corporation 1996 Employee Stock Purchase Plan	Form 10-K, April 3, 2009
10.5	AT&T Master Agreement dated August 24, 2004	Form 10-K, April 1, 2005
10.6	Office Sublease (Sublandlord – MWH Americas, 6760 Alexander Bell Drive, Columbia Maryland) commencing June 1, 2005	Form 10-K, March 31, 2006
10.7	Office Lease (6760 Alexander Bell Drive, Columbia Maryland) commencing August 20, 2005	Form 10-K, March 31, 2006
10.8	Employment Agreement with Patrick C. Condo dated October 24, 2005	Form 10-K, March 31, 2006
10.9	Office Lease Amendment (1808 Aston Avenue, Carlsbad, California) commencing January 17, 2007	Form 10-K, May 1, 2007
10.10	Employment Agreement with Matthew Jones, dated December 6, 2006	Form 10-K, May 1, 2007
10.11	Amended and Restated Asset Purchase Agreement with FAST Search and Transfer Inc., effective August 9, 2007	Form 8-K, August 15, 2007
10.12	Office Lease Amendment (1921 Gallows Road, Vienna Virginia) commencing January 1, 2008	Form 10-K, April 2, 2008
10.13	Office Centre Service Agreement (Venture House, Arlington Square, Downshire Way, Bracknell, United Kingdom), commencing March 1, 2008	Form 10-K, April 2, 2008
21.1	Subsidiaries of Convera	Form 10-K, April 30, 2004
23.1	Consent of Independent Registered Public Accounting Firm	Form 10-K, April 3, 2009
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERA CORPORATION

By:  /s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer

Date:  June 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Patrick C. Condo	President, Chief Executive Officer	June 1, 2009
Patrick C. Condo	and Director (Principal Executive Officer)

/s/Matthew G. Jones	Vice President, Chief Financial Officer	June 1, 2009
Matthew G. Jones	(Principal Financial and Accounting Officer)

/s/Ronald J. Whittier	Chairman of the Board	June 1, 2009
Ronald J. Whittier

/s/Herbert A. Allen	Director	June 1, 2009
Herbert A. Allen

/s/Herbert A. Allen, III	Director	June 1, 2009
Herbert A. Allen, III

/s/ John C. Botts	Director	June 1, 2009
John C. Botts

/s/Eli S. Jacobs	Director	June 1, 2009
Eli S. Jacobs

/s/Ajay Menon	Director	June 1, 2009
Ajay Menon

/s/ Carl J. Rickertson	Director	June 1, 2009
Carl J. Rickertson

/s/ Jeffrey White	Director	June 1, 2009
Jeffrey White

/s/ Alexander F. Parker	Director	June 1, 2009
Alexander F. Parker