Form 10-Q
period 2009-04-30
CONVERA CORP
filed 2009-06-12
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes      No  ✓

The number of shares outstanding of the registrant's Class A common stock as of May 19, 2009 was 53,501,183.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2009

PART I.  FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	April 30, 2009	January 31, 2009
	(Unaudited)
Current Assets:
Cash and cash equivalents	$19,889	$22,754
Accounts receivable, net of allowance for doubtful accounts of $122 and $165, respectively	631	620
Prepaid expenses and other	338	447
Total current assets	20,858	23,821

Equipment and leasehold improvements, net of accumulated depreciation of $8,191 and $9,672, respectively	318	460
Other assets	596	596
Total assets	$21,772	$24,877

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$356	$502
Accrued expenses	1,465	1,675
Deferred revenues	64	4
Total liabilities	1,885	2,181

Commitments and Contingencies

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 54,157,738 and 54,157,738 shares issued, respectively; 53,501,1833 and 53,501,183 shares outstanding, respectively	540	540
Treasury stock at cost, 656,555 and 656,555 shares, respectively	(1,517)	(1,517)
Additional paid-in-capital	1,173,114	1,172,965
Accumulated deficit	(1,150,194)	(1,147,215)
Accumulated other comprehensive loss	(2,056)	(2,077)
Total shareholders' equity	19,887	22,696
Total liabilities and shareholders' equity	$21,772	$24,877

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	April 30,
	2009	2008
Revenues:
Hosted services	$199	$402

Expenses:
Cost of revenues	769	1,829
Sales and marketing	242	876
Research and product development	828	1,234
General and administrative	1,350	2,068
	3,189	6,007

Operating loss	(2,990)	(5,605)

Other income, net	11	179
Loss before income tax expense	$(2,979)	$(5,426)
Income tax	-	-
Net loss	$(2,979)	$(5,426)
Basic and diluted net loss per common share	$(0.06)	$(0.10)

Weighted-average number of common shares outstanding – Basic and diluted	53,501,183	53,305,928
Other comprehensive loss:
Net loss	$(2,979)	$(5,426)
Foreign currency translation adjustment	21	(16)
Comprehensive loss	$(2,958)	$(5,442)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months ended April 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(2,979)	$(5,426)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization	142	688
Provision for doubtful accounts	48	-
Stock-based compensation	149	887
Gain on disposal of assets	-	(26)
Changes in operating assets and liabilities:
Accounts receivable	(47)	(282)
Prepaid expenses and other assets	109	(113)
Accounts payable and accrued expenses	(349)	(17)
Deferred revenues	60	(17)
Net cash used in operating activities	(2,867)	(4,306)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(9)	(65)
Proceeds from disposal of assets	-	63
Net cash used in investing activities	(9)	(2)

Cash Flows from Financing Activities:
Payment of working capital adjustment related to the sale of the RetrievalWare business	-	(968)
Net cash used in financing activities	-	(968)

Effect of exchange rate changes on cash	11	(15)

Net decrease in cash and cash equivalents	(2,865)	(5,291)

Cash and cash equivalents, beginning of period	22,754	36,641

Cash and cash equivalents, end of period	$19,889	$31,350

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

On May 29, 2009 Convera and our wholly owned subsidiary, B2BNetSearch, Inc. entered into an agreement and plan of merger with Firstlight Online Limited, a UK company (“Firstlight”).  When the merger becomes effective, Convera and Firstlight will each own 33.3% and 66.7% of the total outstanding common stock of the new company, respectively, subject to certain adjustments which may enable Convera to own up to 42% of the new company.  For further information on this merger agreement see Note 10 – Subsequent Events.

Convera is traded on the NASDAQ stock market (CNVR) and is headquartered at 1921 Gallows Road, Vienna, VA 22182.  Our main corporate telephone number (703) 761-3700.

As of April 30, 2009 and 2008, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera and held three seats on the Board of Directors, and would therefore be able to influence the outcome of matters requiring a stockholder vote.

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

Unaudited Interim Financial Information

These consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.  In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods.  The results of operations for the three-month period ended April 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2010.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  We believe that our investment policy limits our exposure to concentrations of credit risk.  Our customers are primarily large publishing companies, many of which are located outside the United States.  For the quarters ended April 30, 2009 and 2008, total revenues derived from international sales were approximately $45,000 and $380,000, representing approximately 23% and 95% of total revenues, respectively.  Most of our international sales are in the United Kingdom. Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations.  We extend credit to our customers based on an evaluation of the customer’s financial condition, typically without requiring a deposit or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  We perform ongoing evaluations of our exposure for credit losses, examining our historical collection experience and our portfolio of customers, taking into consideration the general economic environment as well as the industry in which we operate.  We currently maintain an allowance of $122,000 for anticipated losses.  As our customer base grows, we will periodically review whether this provision is adequate.  Three customers accounted for a total of 47% of the revenues for the quarter ended April 30, 2009, individually accounting for 25%, 11% and 11% of total revenues, respectively.  One customer accounted for a total of 80% of the revenues for the quarter ended April 30, 2008.

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

Stock-based Compensation

On February 1, 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) requires that stock-based compensation be accounted for using a fair value based method.  We use the Black-Scholes-Merton (“Black–Scholes”) option pricing model to determine the fair value of stock-based awards under SFAS 123(R).

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

Exit and Disposal Activities

We recognize exit and disposal costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 generally requires the recognition of an expense and related liability for one-time employee termination benefits at the communication date and contract termination costs at the cease-use date. The expense and liability are measured at fair value, which is generally determined by estimating the future cash flows to be used in settling the liability.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We are in the process of evaluating this FSP and do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

(3)	NET LOSS PER COMMON SHARE

We follow SFAS No. 128, “Earnings per Share,” for computing and presenting per share information.  Basic income or loss per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as the computation would be anti-dilutive.

The following tables set forth the computation of basic and diluted net income (loss) per common share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2009	2008

Net loss Numerator:	$(2,979)	$(5,426)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	53,501,183	53,305,928

Basic and diluted net loss per common share	$(0.06)	$(0.10)

The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive.

	Three Months Ended April 30,
	2009	2008

Stock options	7,057,834	8,035,501
Deferred stock	-	300,000
	7,057,834	8,335,501

(4)	SEGMENT REPORTING

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

Operations by Geographic Area

Revenues by geographic region are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended April 30,
	2009	2008
Sales to Customers:
United States	$154	$22
United Kingdom	45	352
All other	-	28
	$199	$402

	April 30, 2009	January 31, 2009
Long-lived assets:
United States	$900	$1,042
All Other	14	14
	$914	$1,056

Major Customers

Three customers accounted for a total of 47% of the revenues for the quarter ended April 30, 2009, individually accounting for 25%, 11% and 11% of total revenues, respectively.  One customer accounted for a total of 80% of the revenues for the quarter ended April 30, 2008.

(5)	FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are summarized below (unaudited, in thousands):

		Fair value measurement at reporting date using
Description	April 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$19,134	$19,134	$-	$-

(6)	INCOME TAXES

Our interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending January 31, 2010, we expect to generate additional Net Operating Losses (“NOLs”) for the remainder of the year.

As of April 30, 2009, our deferred tax assets exceed our deferred tax liabilities. As we have not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on February 1, 2007. As of the date of this report FIN 48 has not had an impact our financial position or results of operations. We concluded that there are no uncertain tax positions requiring recognition in our consolidated financial statements. Our policy is to recognize interest and penalties in the period in which they occur in the income tax provision (benefit). We file income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions and in foreign jurisdictions, primarily the U.K. and Canada. Tax years that remain subject to examination include: US federal and state tax returns from fiscal 2005 to present; Tax returns in the U.K. from fiscal 2006 to present and Canadian tax returns from fiscal 2005 to present. We are not currently under audit for income taxes in any jurisdiction.

(7)	CONTINGENCIES

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

(8)	RELATED PARTY TRANSACTIONS

John C. Botts, a member of the board of directors of Convera, is also Chairman of United Business Media PLC, the parent company of CMP Information LTD (“CMP”) which is a customer of Convera.  Sales to CMP for the three months ended April 30, 2009 and 2008 were $23,000 and $322,000, respectively.  Amounts due from CMP were $319,000, and $377,000 (excluding deferred revenue) as of April 30, 2009 and January 31, 2009, respectively.  A contractual dispute with CMP was resolved during the quarter ended April 30, 2009 resulting in the balance outstanding, net of the reserve, being paid in full in May 2009.

(9)	STOCK-BASED COMPENSATION

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility.  The expected life of an award is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis.  We have determined that directors and non-directors display significantly different exercise behavior, and accordingly established two groups for option valuation: Group 1 is comprised of directors; Group 2 includes all other employees. As SFAS No.123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the quarters ended April 30, 2009 and 2008 have been reduced for estimated forfeitures.

Performance Stock Options:

During the first quarter of fiscal 2009, 3.1 million common stock options were issued at an exercise price of $1.92 per share to members of the senior management team. The vesting of the options is contingent upon the Company achieving revenue and EBIDTA of $25 million and $2.5 million, respectively, for the fiscal year ended January 31, 2011. These options were valued using the Black-Scholes option pricing model on the grant date and the aggregate compensation expense for these awards, provided all such options vest, was determined to be $3.4 million. Performance stock options are evaluated in accordance with SFAS No.123(R) on a quarterly-basis over the performance period to determine whether achievement of the underlying performance goals is probable. As of April 30, 2009 and 2008, the Company has concluded that the achievement of the performance measurements is not probable and therefore has recorded no compensation expense.  If the Company determines in a subsequent period that achievement of the performance goals is now probable, a cumulative catch-up expense adjustment will be required equal to that portion of the total compensation expense attributable to the three year vesting period that has elapsed.

The following table shows the weighted-average assumptions used to estimate the fair values for all stock option grants that occurred during the quarter ended April 30, 2008.  There were no options granted during the quarter ended April 30, 2009.

Three Months Ended April 30, 2008
Expected term of stock options	4.73 Years
Expected volatility	68%
Risk free interest rates	2.63%
Dividend yield	None
Weighted average grant date fair value of options granted during the period	$ 1.09

As of April 30, 2009 a total of $0.8 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.1 years.

Deferred Stock Compensation Plan

Beginning in fiscal year 2004 several of our senior officers were awarded shares of deferred stock pursuant to the Company’s 2000 Stock Option Plan.  The fair value of these awards was recognized as compensation expense over the corresponding service period in accordance with the provisions of FAS 123(R).  All non-vested shares of deferred stock vested prior to the fiscal year ended January 31, 2009.  As a result there was no impact of recording stock-based compensation related to deferred stock on our results of operations during the quarter ended April 30, 2009.

The impact on our results of operations of recording stock-based compensation related to stock options and deferred stock for the three-month periods ended April 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended April 30,
	2009	2008

Cost of revenues	$(1)	$52
Sales and marketing	14	46
Research and product development	51	231
General and administrative	85	489
Total	$149	$818

(10)	SUBSEQUENT EVENTS

On May 29, 2009, Convera and its wholly owned subsidiary B2BNetSearch, Inc., a Delaware corporation (“B2B”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Firstlight Online Limited, a UK company (“Firstlight”).  Pursuant to the Merger Agreement, unless the form of combination is modified, B2B will merge with and into an indirect wholly owned subsidiary of Firstlight (“Merger Sub”), which is owned by a wholly owned direct subsidiary of Firstlight or a surviving company of Firstlight after Firstlight’s internal restructuring (“Company”), with Merger Sub as the surviving corporation.  When the merger becomes effective, Convera and Firstlight will each own 33.3% and 66.7% of the total outstanding common stock of Company, respectively, subject to certain adjustments which may enable Convera to own up to 42% of Company prior to the distribution as described below. Firstlight and its subsidiaries are in the business of online advertising sales and marketing. The combined new company will bring together the vertical search technology of Convera and the advertising sales and marketing capabilities of Firstlight. The merger is subject to Convera stockholders’ approval and certain other customary closing conditions.  The merger is expected to close during the 2009 summer.

Convera’s board of directors adopted a plan of dissolution, which will become effective prior to the closing of the merger upon Convera stockholder’s approval.  Convera will file a certificate of dissolution with the Delaware Secretary of State following the merger.

Pursuant to the Merger Agreement, prior to the closing of the merger, Convera will undergo an internal restructuring, whereby Convera and certain of its subsidiaries will assign all the operating business and business related assets of Convera (including, without limitation, internet-search related patents and $3 million in cash) to B2B, and B2B will assume all the liabilities of Convera and certain of its subsidiaries.

Pursuant to the Merger Agreement, the $3 million cash funding assigned by Convera to B2B will be subject to reduction on a dollar-for-dollar basis by an agreed upon daily amount for delays in the closing beyond 60 days after the Merger Agreement is signed, with specified exceptions.  In addition, Convera will provide Company with a $1 million line of credit, which is convertible into common stock of Company.  Company will be entitled to draw down the line of credit in whole or in part, for a six-month period following the closing date of the merger.  Any portion of the credit line drawn down by Company will accrue a 10% annual interest and will become due and payable by Company upon the first anniversary of the closing date of the merger.  Convera has the right to convert all or any portion of the draw-down amount into Company common stock anytime before its repayment in full.  The full conversion of the credit line will result in an increase of Convera’s ownership in Company to up to 42.5% of the total outstanding Company common stock.  If Convera elects to convert less than the entire amount, Company will issue shares to Convera on a pro rata basis.

On May 29, 2009, Convera entered into a Transition Agreement with Mr. Patrick Condo, its President and Chief Executive Officer, pursuant to which Mr. Condo will transition employment from Convera to B2B.  According to the Transition Agreement, Convera will pay Mr. Condo, among other benefits, an aggregate amount of $480,000 in cash in a lump sum on the 30th day after the closing of the merger, provided that Mr. Condo has signed and delivered a general release in favor of Convera and the release has become effective.  All of Mr. Condo’s stock options will vest on the closing date of the merger, and Mr. Condo may exercise vested stock options for a period of 90 days after the merger.  Convera and Mr. Condo have previously entered into an Employment Agreement dated on October 26, 2005, under which Mr. Condo would be entitled to, among other benefits, a severance payment equal to 18 months of his current regular base salary and bonus paid out over Convera’s regular payroll schedule following the effective date of his employment termination.  Upon the completion of the merger, Mr. Condo’s previous Employment Agreement will be superseded by the Transition Agreement.  Mr. Condo will not resign from his positions at Convera until the closing of the merger.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
The statements contained in the following discussion that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the expectations, beliefs, intentions or strategies regarding the future of our business.  Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements regarding our future expectations, performance, plans and prospects as well as assumptions about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of such factors, including those set forth in our Annual Report.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and the consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission.

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

We use an AT&T facility to host our vertical search offering.  This facility, located in Dallas, TX, is operated under a master hosting arrangement that expires in July 2009.  We intend to extend this hosting arrangement in accordance with the terms off our agreement. We also maintained a hosting facility in San Diego, CA, which was vacated on January 31, 2008 in an effort to appropriately scale our hosting infrastructure. We believe that our Dallas hosting center environment has sufficient equipment capacity and redundancy to host vertical search websites for 200 trade publications each with an average community of 40,000 users at competitive search performance levels, providing sufficient capacity to meet our current needs.

On May 29, 2009, Convera and its wholly owned subsidiary B2BNetSearch, Inc., a Delaware corporation (“B2B”) entered into an Agreement and Plan of Merger with Firstlight Online Limited, a UK company (“Firstlight”).  Prior to the closing of the merger, Convera will undergo an internal restructuring, whereby Convera and certain of its subsidiaries will assign all the operating business and business related assets of Convera (including, without limitation, internet-search related patents and $3 million in cash) to B2B, and B2B will assume all the liabilities of Convera and certain of its subsidiaries. When the merger becomes effective, Convera and Firstlight will each own 33.3% and 66.7% of the total outstanding common stock of the new company, respectively, subject to certain adjustments which may enable Convera to own up to 42% of the new company.

Firstlight and its subsidiaries are in the business of online advertising sales and marketing. The combined new company will bring together the vertical search technology of Convera and the advertising sales and marketing capabilities of Firstlight. It is expected to have over 60 corporate customer accounts and 120 existing websites with approximately 1500 advertisers. The new company will provide technology and advertising to the publishing market and expects to generate revenue from advertising sales and subscriptions.  In addition, it plans to build a series of its own industry search engines.

Trends

As of April 30, 2009, Convera has 77 vertical search websites with 26 separate publishers under contract, with 62 of these vertical search sites in production and 15 of the websites in development awaiting launch. At April 30, 2008, Convera had 75 vertical search websites from 25 publishers under contract, of which 44 were in production and 31 were in development awaiting launch. Despite the overall increase in sites in production on a year over year basis, revenues generated by the sites have declined. This decline is due in part to the renegotiation of contract rates with a major customer as well as reduced ad rates earned.  Our ad share levels have suffered as publisher’s online ad revenues have declined as a result of the current economic downturn.

While revenues during the past fiscal year have declined we have continued to reduce our expense base by eliminating redundant costs and reducing staff headcount. In November 2008, we reduced operating costs by streamlining our sales process and reducing the cost structure of our sales, marketing and customer service functions.  This effort resulted in the closing of our U.K. sales office in January 2009 and reduced our overall headcount by nine.  In February 2009, we further reduced our operating costs by reorganizing our engineering and hosting operations group.  This action reduced headcount in our Carlsbad, CA facility by 23 and reduced our expense base by approximately $2.8 million on an annual basis.  The reductions in our operating expenses in the first quarter of 2009 compared to the first quarter of the prior fiscal year are primarily attributable to staff reductions throughout the Company.

The following table compares the average headcount by reporting group for the quarters ending April 30, 2009 and 2008.

	Three months ended April 30,
	2009	2008	Decrease	% Decrease
Cost of Revenues	6	19	(13)	-68%
Sales and Marketing	3	9	(6)	-65%
Research and Development	9	22	(13)	-59%
General and Administrative	12	19	(7)	-37%
Total	32	69	(37)	-53%

We incurred approximately $259,000 in severance expense related to the reduction in staff which was recorded in the first quarter of the current fiscal year.  As of April 30, 2009 there was an unpaid balance of approximately $9,000 in severance related expenses outstanding.  Our expenses during the first quarter of fiscal 2010 were lower as a consequence of these actions.

Results of Operations

For the three months ended April 30, 2009, total revenues were $0.2 million, as compared to revenues of $0.4 million in the comparable period of the prior year. The net loss for the three months ended April 30, 2009 was $3.0 million, or $(0.06) per common share, compared to a net loss of $5.4 million, or $(0.10) per common share for the three months ended April 30, 2008.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended April 30, 2009 and 2008.

	Components of Revenue and Expense				Increase
	Three Months Ended April 30,				(Decrease)
	2009	%	2008	%	%

Revenue	$199	100%	$402	100%	-50%

Expenses:
Cost of revenues	769	386%	1,829	455%	-58%
Sales and marketing	242	122%	876	218%	-72%
Research and product development	828	416%	1,234	307%	-33%
General and administrative	1,350	678%	2,068	514%	-35%
Total operating expenses	3,189	1,602%	6,007	1,494%	-47%
Operating loss	(2,990)		(5,605)		-47%

Other income, net	11		179		-94%

Loss before taxes	(2,979)		(5,426)		-45%

Income tax	-		-		0%

Net loss	$(2,979)		$(5,426)		-45%

Revenues

Hosted services revenue from our vertical search services offering for the three months ended April 30, 2009 decreased 50% to $0.2 from $0.4 million in the same period of the prior fiscal year.  As of April 30, 2009, there were a total of 62 Convera supported websites in production compared to 44 at the end of the first fiscal quarter last year. Although there was an overall increase in the number of vertical search sites in production several factors contributed to the revenue decline in the quarter ended April 30, 2009.  As previously discussed in this report, the current economic slowdown has resulted in reduced ad sales to publishers which have contributed to the decrease in our ad share revenues.  A contract settlement with a major customer resulted in renegotiated lower ad rates and additional revenue to another customer was deferred due to an uncertainty in the collectibility of their account balance.

International revenue is generated from publishers located primarily in the United Kingdom. In a cost saving measure we closed our international sales operation headquartered in the United Kingdom in January 2009.  International sales are now generated and supported from our U.S. offices.  International revenues decreased to $45,000 during the quarter ended April 30, 2009 from $0.4 million in the quarter ended April 30, 2008.

Three customers accounted for a total of 47% of the revenues for the quarter ended April 30, 2009, individually accounting for 25%, 11% and 11% of total revenues, respectively.  One customer, CMP Information LTD., accounted for a total of 80% of the revenues for the quarter ended April 30, 2008.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue decreased 58% to $0.8 million for the three months ended April 30, 2009 from $1.8 million in the comparable period of the prior fiscal year. This decrease is primarily attributable to a $0.5 million decrease in depreciation expense as a result of the impairment of hosting-related equipment and purchased software in the fourth quarter of fiscal year 2009. Personnel-related costs were reduced by $0.4 million as a result of the headcount reduction stemming from reorganization of our hosting operations group in February 2009. Cost of revenue headcount decreased to an average of 6 for the first quarter of fiscal 2010 from an average of 19 in the comparable period of the prior year.

Sales & Marketing

Sales and marketing expense decreased 72% to $0.2 million for the three months ended April 30, 2009 from $0.9 million in the comparable period of the prior fiscal year.  The decrease in sales and marketing expense is attributable to the reorganization of our sales and marketing operations in the fourth quarter of fiscal year 2009.  As a result of this effort we closed our UK office and reduced our headcount by five. Personnel-related costs, as well as rent, office expenses, travel and corporate marketing expenses have all been reduced.  Sales and marketing headcount decreased to an average of three for the first quarter of fiscal 2010 from an average of nine for the comparable period of the prior fiscal year.

Research and Development

Research and product development costs decreased 33% to $0.8 million for the three months ended April 30, 2009 from $1.2 million in the comparable period of the prior fiscal year. The decrease in research and development costs is primarily due to the reorganization of the engineering group in February 2009.  As a result of this reorganization headcount in the engineering group was reduced by 16 leading to a reduction in personnel-related costs of $0.2 million as well as a $0.1 million reduction in bonus expense.  Stock option expense also declined $0.1 million as a consequence of the lower headcount. Research and development headcount decreased to an average of 9 for the first quarter of fiscal 2010 from an average of 22 for the comparable period of the prior year.

General and Administrative

General and administrative expense decreased 35% to $1.4 million for the three months ended April 30, 2009 from $2.1 million in the comparable period of the prior fiscal year.  Stock option expense declined by $0.4 million as the vesting and expense amortization periods for stock options held by the majority of the G&A group have been completed. Staff reductions over the past year have resulted in a decrease in personnel-related expenses of $0.2 million. Reductions to accounting and consulting fees of $0.2 million were offset by a $0.2 million increase in legal fees incurred as a result of the Firstlight merger. General and administrative headcount decreased to an average of 12 in the first quarter of fiscal 2010 from an average of 19 in the comparable period of the prior fiscal year.

Other income

Other income, which consists almost entirely of net interest income, decreased 94% to $11,000 during the three months ended April 30, 2009 from $0.2 million in the same period of prior fiscal year. This decrease was primarily due to the declining interest rates as well as a lower average cash balance.

Liquidity and Capital Resources

Our combined balance of cash and cash equivalents at April 30, 2009 as compared to January 31, 2009 is summarized below (in thousands).

	April 30, 2009	January 31, 2009	Change
Cash and cash equivalents	$19,889	$22,754	$(2,865)

At April 30, 2009, our principal source of liquidity was cash and cash equivalents of $19.9 million.

Operating activities used $2.9 million in cash during the quarter ended April 30, 2009. The principal use of cash from operating activities was the net loss of $3.0 million.  Non-cash expenses consisting of depreciation of $142,000, the provision for doubtful accounts of $48,000 and stock-based compensation of $149,000 offset the net loss.  Increases to accounts receivable used $47,000 while decreases to prepaid expenses and other assets provided $109,000.  Decreases to accounts payable and accrued expenses used $349,000 while increases to deferred revenues provided $60,000.

Operating activities consumed $4.3 million in cash during the quarter ended April 30, 2008. The primary use of cash from operating activities was the net loss of $5.4 million.  The net loss was reduced for non-cash expenses represented by depreciation of $0.7 million and stock-based compensation of $0.9 million.  Increases to accounts receivable used $0.3 million and increases to prepaid expenses and other assets used $0.1 million.  Decreases to accounts payable, accrued expenses and deferred revenues used $34,000.

Investing activities consisting of equipment purchases used $9,000 in cash during the quarter ended April 30, 2009. Investing activities used $2,000 in cash during the quarter ended April 30, 2008. Purchases of equipment totaling $65,000 were partially offset by proceeds from the sale of assets of $63,000.

There were no cash flows from financing activities for the quarter ended April 30, 2009.  For the quarter ended April 30, 2008 financing activities consumed approximately $1.0 million attributable to a payment to FAST to finalize the working capital adjustment stipulated in the agreement for the sale of the RetrievalWare Enterprise Search Business. The working capital adjustment had been accrued at January 31, 2008 as an offset to the $4.0 million held in escrow.

Our revenue base has grown slower than anticipated after the sale of the Enterprise Search business.  The trend of operating losses and uses of cash is expected to continue until the revenue base for the vertical search business grows to sufficient levels to support its expense base.  We believe that we have sufficient resources to fund our operations for at least the next twelve months, although we may dissolve and wind up our business earlier.  We also have sufficient cash on hand to fund a $3 million cash funding to B2B and $1 million line of credit to the new company after the closing of the Firstlight merger pursuant to the merger agreement.

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

Currency Risk
Our market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  With the closure of our foreign sales subsidiary located in the United Kingdom international sales are now made from our U.S. office and are typically denominated in British pounds.  International revenues were approximately 23% of total revenues for the quarter ended April 30, 2009.  For the quarter ended April 30, 2008 international revenues were approximately 95% of total revenues.  As of April 30, 2009, approximately 64% of total consolidated accounts receivable was denominated in British pounds.  The majority of these receivables are due within 90 days of the end of the first fiscal quarter, and all receivables are due within one year.  Additionally, we are exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature.  We are also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of April 30, 2009, approximately three percent of our cash and cash equivalents were denominated in British pounds, EUROs or Canadian dollars.  Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less.  These money market funds are only invested in US Government notes and Treasury bills and are less likely to be negatively impacted by redemptions of funds than money market funds invested in commercial paper and other securities and consequently are considered more liquid.  We also have certificates of deposit of $76,000 and $450,000 included in Other assets which are pledged to collateralize letters of credit required for leased facilities.  Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and our exposure to fluctuations in interest rates is limited.

Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  We believe that our investment policy limits our exposure to concentrations of credit risk.  Our customers are primarily large publishing companies, many of which are located outside the United States.  Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations.  We extend credit to our customers based on an evaluation of the customer’s financial condition, typically without requiring a deposit or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  We perform ongoing evaluations of our exposure for credit losses, examining our historical collection experience and our portfolio of customers, taking into consideration the general economic environment as well as the industry in which we operate.  We currently maintain an allowance of $122,000 for anticipated losses.  As our customer base grows, we will periodically review whether this provision is adequate.  The credit and financial markets are currently experiencing unprecedented volatility, stress, illiquidity and disruption around the world.  Many of our customers may encounter much uncertainty and risks due to the weakening business environment and credit availability, particularly in the publishing area.  As a result, these customers may be unable to satisfy their contract obligations, may delay payments, or may delay purchasing our services, which could negatively affect our business and financial performance.

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

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	None.

Tiem 1A.	Risk factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended January 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Submission of Matters to Vote of Security Holders	None

Item 5.	Other Information	None.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
2.1
Agreement and Plan of Merger by and among Convera Corporation, B2BNetSearch, Inc., and Firstlight Online Limited, dated as of May 29, 2009 (incorporated by reference to Exhibit 2.1 of Form 8-K filed June 4, 2009, )

2.2	Plan of Dissolution and Liquidation of Convera Corporation (incorporated by reference to Exhibit 2.2 of Form 8-K filed June 4, 2009, )

10.1	Transition Agreement by and between Convera Corporation and Patrick C. Condo dated May 29, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 4, 2009, )

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

June 12, 2009	By:	/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

June 12, 2009	By:	/s/ Matthew G. Jones
Matthew G. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)