Form 10-Q
period 2009-07-31
CONVERA CORP
filed 2009-09-14
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

The number of shares outstanding of the registrant's Class A common stock as of September 9, 2009 was 53,501,183.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2009

PART I.  FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	July 31, 2009	January 31, 2009
	(Unaudited)
Current Assets:
Cash and cash equivalents	$17,887	$22,754
Accounts receivable, net of allowance for doubtful accounts of $74 and $165, respectively	260	620
Prepaid expenses and other	244	447
Total current assets	18,391	23,821

Equipment and leasehold improvements, net of accumulated depreciation of $8,299 and $9,672, respectively	184	460
Other assets	611	596
Total assets	$19,186	$24,877

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$735	$502
Accrued expenses	1,478	1,675
Deferred revenues	-	4
Total liabilities	2,213	2,181

Commitments and Contingencies

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 54,157,738 and 54,157,738 shares issued, respectively; 53,501,183 and 53,501,183 shares outstanding, respectively	540	540
Treasury stock at cost, 656,555 and 656,555 shares, respectively	(1,517)	(1,517)
Additional paid-in-capital	1,173,215	1,172,965
Accumulated deficit	(1,153,297)	(1,147,215)
Accumulated other comprehensive loss	(1,968)	(2,077)
Total shareholders' equity	16,973	22,696
Total liabilities and shareholders' equity	$19,186	$24,877

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Revenues:
Hosted services	$190	$469	$390	$871

Expenses:
Cost of revenues	634	1,854	1,402	3,682
Sales and marketing	230	772	472	1,648
Research and product development	742	1,059	1,570	2,293
General and administrative	1,701	1,355	3,052	3,424
	3,307	5,040	6,496	11,047
Operating loss	(3,117)	(4,571)	(6,106)	(10,176)
Other income, net	13	945	24	1,124
Loss before income tax expense	$(3,104)	$(3,626)	$(6,082)	$(9,052)
Income tax	-	-	-	-
Net loss	$(3,104)	$(3,626)	$(6,082)	$(9,052)
Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.11)	$(0.17)

Weighted-average number of common shares outstanding – Basic and diluted	53,501,183	53,327,033	53,501,183	53,316,596
Other comprehensive loss:
Net loss	$(3,104)	$(3,626)	$(6,082)	$(9,052)
Foreign currency translation adjustment	89	(9)	110	(25)
Comprehensive loss	$(3,015)	$(3,635)	$(5,972)	$(9,077)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended July 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(6,082)	$(9,052)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization	280	1,422
Provision for doubtful accounts	61	-
Stock-based compensation	250	1,283
Gain on disposal of assets	(4)	(26)
Changes in operating assets and liabilities:
Accounts receivable	333	(510)
Prepaid expenses and other assets	190	(10)
Accounts payable and accrued expenses	40	(682)
Deferred revenues	(7)	(644)
Net cash used in operating activities	(4,939)	(8,219)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(23)	(73)
Proceeds from disposal of assets	4	63
Net cash used in investing activities	(19)	(10)

Cash Flows from Financing Activities:
Payment of working capital adjustment related to the sale of the RetrievalWare business	-	(968)
Net cash used in financing activities	-	(968)

Effect of exchange rate changes on cash	91	(23)

Net decrease in cash and cash equivalents	(4,867)	(9,220)

Cash and cash equivalents, beginning of period	22,754	36,641

Cash and cash equivalents, end of period	$17,887	$27,421
Non-cash Operating and Investing Activities :
Payables for the acquisition of equipment and other assets	$-	$1,000

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

On May 29, 2009, Convera and its wholly owned subsidiary B2BNetSearch, Inc., a Delaware corporation (“B2B”) entered into an Agreement and Plan of Merger with Firstlight Online Limited, a UK company (“Firstlight”).  Prior to the closing of the merger, Convera will undergo an internal restructuring, whereby Convera and certain of its subsidiaries will assign all the operating business and business related assets of Convera (including, without limitation, internet-search related patents and $3 million in cash) to B2B, and B2B will assume all the liabilities of Convera and certain of its subsidiaries. When the merger becomes effective, Convera and Firstlight will each own 33.3% and 66.7% of the total outstanding common stock of the new company, respectively, subject to certain adjustments which may enable Convera to own up to 42% of the new company.  See Note 10 – Merger Agreement.

Convera is traded on the NASDAQ stock market (CNVR) and is headquartered at 1921 Gallows Road, Vienna, VA 22182.  Our main corporate telephone number (703) 761-3700.

As of July 31, 2009 and 2008, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera and held three seats on the Board of Directors, and would therefore be able to influence the outcome of matters requiring a stockholder vote.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

These consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.  In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods.  The results of operations for the three-month period ended July 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2010.  We have evaluated all subsequent events through September xx, 2009, the date the financial statements were issued.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  We believe that our investment policy limits our exposure to concentrations of credit risk.  Our customers are primarily large publishing companies, many of which are located outside the United States.  For the quarters ended July 31, 2009 and 2008, total revenues derived from international sales were approximately $37,000 and $437,000, representing approximately 19% and 93% of total revenues, respectively.  For the six month periods ended July 31, 2009 and 2008, total revenues derived from international sales were approximately $83,000 and $817,000, representing approximately 21% and 94% of total revenues, respectively.  Most of our international sales are in the United Kingdom. Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations.  We extend credit to our customers based on an evaluation of the customer’s financial condition, typically without requiring a deposit or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  We perform ongoing evaluations of our exposure for credit losses, examining our historical collection experience and our portfolio of customers, taking into consideration the general economic environment as well as the industry in which we operate.  We currently maintain an allowance of $74,000 for anticipated losses.  As our customer base grows, we will periodically review whether this provision is adequate.  One customer accounted for a total of 27% and 65% of the revenues for the quarters ended July 31, 2009 and July 31, 2008, respectively.  Three customers accounted for a total of 46% of the revenues for the six months ended July 31, 2009, individually accounting for 26%, 10% and 10% of total revenues, respectively.  For the six-month period ended July 31, 2008 two customers accounted for 72% and 13%, respectively, of total revenues.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company adopted FSP FAS No. 157-4 during the second quarter of Fiscal Year 2010. The implementation of FSP FAS No.157-4 did not have a material effect on the Company’s results of operations and financial position.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS No. 107-1 and APB No. 28-1 during the second quarter of Fiscal Year 2010.. The implementation of FSP FAS No. 107-1 and APB No. 28-1 did not have a material effect on the Company’s results of operations and financial position.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational as to why the date was selected. SFAS 165 is effective for interim and annual periods ended after June 15, 2009. The implementation of SFAS 165 did not have a material effect on the Company’s results of operations and financial position.

In July 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards and is intended to simplify user access to authoritative U.S. GAAP, by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ended after September 15, 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB.  We do not expect adoption to have a material impact on our consolidated financial statements.

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

The following tables set forth the computation of basic and diluted net income (loss) per common share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008

Numerator – Net loss	$(3,104)	$(3,626)	$(6,082)	$(9,052)

Denominator
Weighted average number of common shares outstanding – basic and diluted	53,501,183	53,327,033	53,501,183	53,316,596

Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.11)	$(0.17)

The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive.

	Three and Six Months Ended July 31,
	2009	2008

Stock options	6,191,396	8,215,877
Deferred stock	-	300,000
	6,191,396	8,515,877

(4)	SEGMENT REPORTING

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

Operations by Geographic Area

Revenues by geographic region are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Sales to Customers:
United States	$153	$32	$307	$54
United Kingdom	37	352	83	704
All other	-	85	-	113
	$190	$469	$390	$871

	July 31, 2009	January 31, 2009
Long-lived assets:
United States	$795	$1,042
All Other	-	14
	$795	$1,056

Major Customers

One customer accounted for a total of 27% and 65% of the revenues for the quarters ended July 31, 2009 and July 31, 2008, respectively.  Three customers accounted for a total of 46% of the revenues for the six months ended July 31, 2009, individually accounting for 26%, 10% and 10% of total revenues, respectively.  For the six-month period ended July 31, 2008 two customers accounted for 72% and 13%, respectively, of total revenues.

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

Assets and liabilities measured at fair value are summarized below (unaudited, in thousands):

		Fair value measurement at reporting date using
Description	July 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$16,593	$16,593	$-	$-

(6)	INCOME TAXES

Our interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending January 31, 2010, we expect to generate additional Net Operating Losses (“NOLs”) for the remainder of the year.

As of July 31, 2009, our deferred tax assets exceed our deferred tax liabilities. As we have not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

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

John C. Botts, a member of the board of directors of Convera, is also Chairman of United Business Media PLC, the parent company of CMP Information LTD (“CMP”) which is a customer of Convera.  Sales to CMP for the three and six months ended July 31, 2009 were $16,000 and $39,000, respectively.  Amounts due from CMP were $16,000, and $377,000 (excluding deferred revenue) as of July 31, 2009 and January 31, 2009, respectively.

(9)	STOCK-BASED COMPENSATION

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility.  The expected life of an award is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis.  We have determined that directors and non-directors display significantly different exercise behavior, and accordingly established two groups for option valuation: Group 1 is comprised of directors; Group 2 includes all other employees. As SFAS No.123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three and six months ended July 31, 2009 and 2008 have been reduced for estimated forfeitures.

Performance Stock Options:

During the first quarter of fiscal 2009, 3.1 million common stock options were issued at an exercise price of $1.92 per share to members of the senior management team. The vesting of the options is contingent upon the Company achieving revenue and EBIDTA of $25 million and $2.5 million, respectively, for the fiscal year ended January 31, 2011. These options were valued using the Black-Scholes option pricing model on the grant date and the aggregate compensation expense for these awards, provided all such options vest, was determined to be $3.4 million. Performance stock options are evaluated in accordance with SFAS No.123(R) on a quarterly-basis over the performance period to determine whether achievement of the underlying performance goals is probable. As of July 31, 2009 and 2008, the Company has concluded that the achievement of the performance measurements is not probable and therefore has recorded no compensation expense.  If the Company determines in a subsequent period that achievement of the performance goals is now probable, a cumulative catch-up expense adjustment will be required equal to that portion of the total compensation expense attributable to the three year vesting period that has elapsed.

The following table shows the weighted-average assumptions used to estimate the fair values for all stock option grants that occurred in the periods presented.  There were no options granted during the three and six months ended July 31, 2009.

	Three Months ended July 31, 2008	Six months Ended July 31, 2008
Expected term of stock options	4.19 Years	4.68 Years
Expected volatility	65%	68%
Risk free interest rates	2.56%	2.63%
Dividend yield	None	None
Weighted average grant date fair value of options granted during the period	$0.81	$1.06

As of July 31, 2009 a total of $0.6 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.1 years.

Deferred Stock Compensation Plan

Beginning in fiscal year 2004 several of our senior officers were awarded shares of deferred stock pursuant to the Company’s 2000 Stock Option Plan.  The fair value of these awards was recognized as compensation expense over the corresponding service period in accordance with the provisions of FAS 123(R). All non-vested shares of deferred stock vested prior to the fiscal year ended January 31, 2009.  As a result there was no impact of recording stock-based compensation related to deferred stock on our results of operations during the three and six month periods ended July 31, 2009.

The impact on our results of operations of recording stock-based compensation related to stock options and deferred stock for the three and six month periods ended July 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008

Cost of revenues	$17	$51	$17	$104
Sales and marketing	12	140	25	186
Research and product development	(14)	210	37	440
General and administrative	86	(5)	171	484
Total	$101	$396	$250	$1,214

(10)	MERGER AGREEMENT

On May 29, 2009, Convera and its wholly owned subsidiary B2BNetSearch, Inc., a Delaware corporation (“B2B”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Firstlight Online Limited, a UK company (“Firstlight”).  Pursuant to the Merger Agreement, unless the form of combination is modified, B2B will merge with and into an indirect wholly owned subsidiary of Firstlight (“Merger Sub”), which is owned by a wholly owned direct subsidiary of Firstlight or a surviving company of Firstlight after Firstlight’s internal restructuring (“Company”), with Merger Sub as the surviving corporation.  When the merger becomes effective, Convera and Firstlight will each own 33.3% and 66.7% of the total outstanding common stock of Company, respectively, subject to certain adjustments which may enable Convera to own up to 42% of Company prior to the distribution as described below. Firstlight and its subsidiaries are in the business of online advertising sales and marketing. The combined new company will bring together the vertical search technology of Convera and the advertising sales and marketing capabilities of Firstlight. The merger is subject to customary closing conditions.  The merger is expected to close during the fall of 2009.

Convera’s board of directors adopted a plan of dissolution, which will become effective upon Convera stockholder’s approval.  Convera will file a certificate of dissolution with the Delaware Secretary of State after the plan of dissolution is approved by Convera’s stockholders.

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

Trends

As of July 31, 2009, Convera has 64 vertical search websites with 24 separate publishers under contract, with 54 of these vertical search sites in production and 10 of the websites in development awaiting launch. At July 31, 2008, Convera had 75 vertical search websites from 26 publishers under contract, of which 46 were in production and 29 were in development awaiting launch. Despite the overall increase in sites in production on a year over year basis, revenues generated by the sites have declined. This decline is due in part to the renegotiation of contract rates with a major customer as well as reduced ad rates earned.  Our ad share levels have suffered as publisher’s online ad revenues have declined as a result of the current economic downturn.

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

The following table compares the average headcount by reporting group for the quarters ending July 31, 2009 and 2008.

	Three months ended July 31,
	2009	2008	Decrease	% Decrease
Cost of Revenues	6	20	(14)	-70%
Sales and Marketing	3	8	(5)	-63%
Research and Development	8	20	(12)	-60%
General and Administrative	10	16	(6)	-38%
Total	27	64	(37)	-58%

The following table compares the average headcount by reporting group for the six months ending July 31, 2009 and 2008.

	Six months ended July 31,
	2009	2008	Decrease	% Decrease
Cost of Revenues	6	20	(14)	-70%
Sales and Marketing	3	8	(5)	-63%
Research and Development	9	21	(12)	-57%
General and Administrative	11	18	(6)	-38%
Total	29	67	(38)	-57%

We incurred approximately $322,000 in severance expense in the second quarter of fiscal 2010 and approximately $581,000 for the six months ended July 31, 2009 related to the reduction in staff..  As of July 31, 2009 there was an unpaid balance of approximately $170,000 in severance related expenses outstanding.  Our expenses during the three and six-month periods ended July 31, 2009 were lower as a consequence of these actions.

Results of Operations

For the three months ended July 31, 2009, total revenues were $0.2 million, as compared to revenues of $0.5 million in the comparable period of the prior year. The net loss for the six months ended July 31, 2009 was $3.1 million, or $(0.06) per common share, compared to a net loss of $3.6 million, or $(0.07) per common share for the three months ended July 31, 2008.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended July 31, 2009 and 2008.

	Components of Revenue and Expense				Increase
	Three Months Ended July 31,				(Decrease)
	2009	%	2008	%	%

Revenue	$190	100%	$469	100%	-59%

Expenses:
Cost of revenues	634	334%	1,854	395%	-66%
Sales and marketing	230	121%	772	165%	-70%
Research and product development	742	391%	1,059	226%	-30%
General and administrative	1,701	895%	1,355	289%	26%
Total operating expenses	3,307	1741%	5,040	1075%	-34%

Operating loss	(3,117)		(4,571)		-32%

Other income, net	13		945		-99%

Loss before taxes	(3,104)		(3,626)		-14%

Income tax	-		-		0%

Net loss	$(3,104)		$(3,626)		-14%

Revenues

Hosted services revenue from our vertical search services offering for the three months ended July 31, 2009 decreased 59% to $0.2 from $0.5 million in the same period of the prior fiscal year.  As of July 31, 2009, there were a total of 54 Convera supported websites in production compared to 46 at the end of the first fiscal quarter last year. Along with the decline of sites in production from the first quarter, several factors contributed to the revenue decline in the quarter ended July 31, 2009.  As previously discussed, the current economic slowdown has resulted in reduced ad sales to publishers which have contributed to the decrease in our ad share revenues.  A contract settlement with a major customer resulted in renegotiated lower ad rates and additional revenue to another customer was deferred due to an uncertainty in the collectibility of their account balance.

International revenue is generated from publishers located primarily in the United Kingdom. In a cost saving measure we closed our international sales operation headquartered in the United Kingdom in January 2009.  International sales are now generated and supported from our U.S. offices.  International revenues decreased to $37,000 during the quarter ended July 31, 2009 from $0.4 million in the quarter ended July 31, 2008.

Three customers accounted for a total of 27% of the revenues for the quarter ended July 31, 2009.  One customer, CMP Information LTD., accounted for a total of 65% of the revenues for the quarter ended July 31, 2008.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue decreased 66% to $0.6 million for the three months ended July 31, 2009 from $1.9 million in the comparable period of the prior fiscal year. This decrease is primarily attributable to a $0.5 million decrease in depreciation expense as a result of the impairment of hosting-related equipment and purchased software in the fourth quarter of fiscal year 2009. Personnel-related costs were reduced by $0.5 million as a result of the headcount reduction stemming from reorganization of our hosting operations group in February 2009. Cost of revenue headcount decreased to an average of 6 for the second quarter of fiscal 2010 from an average of 20 in the comparable period of the prior year.

Sales & Marketing

Sales and marketing expense decreased 70% to $0.2 million for the three months ended July 31, 2009 from $0.8 million in the comparable period of the prior fiscal year.  The decrease in sales and marketing expense is attributable to the reorganization of our sales and marketing operations in the fourth quarter of fiscal year 2009.  As a result of this effort we closed our UK office and reduced our headcount by five. Personnel-related costs, as well as rent, office expenses, travel and corporate marketing expenses have all been reduced.  Sales and marketing headcount decreased to an average of three for the second quarter of fiscal 2010 from an average of nine for the comparable period of the prior fiscal year.

Research and Development

Research and product development costs decreased 30% to $0.7 million for the three months ended July 31, 2009 from $1.1 million in the comparable period of the prior fiscal year. The decrease in research and development costs is primarily due to the reorganization of the engineering group in February 2009.  As a result of this reorganization there was a reduction in personnel-related costs of $0.4 million as well, offset by severance costs of $0.3 million due to the departure of an officer in the current quarter.  Stock option expense also declined $0.1 million as a consequence of the lower headcount and there was a $0.1 million decrease in depreciation expense. Research and development headcount decreased to an average of 8 for the second quarter of fiscal 2010 from an average of 20 for the comparable period of the prior year.

General and Administrative

General and administrative expense increased 26% to $1.7 million for the three months ended July 31, 2009 from $1.4 million in the comparable period of the prior fiscal year.  Staff reductions over the past year have resulted in a decrease in personnel-related expenses of $0.1 million. Reductions to accounting fees of $0.1 million were offset by a $0.4 million increase in legal fees incurred as a result of the pending Firstlight merger and $0.1 million in corporate expenses related to a employment settlement. General and administrative headcount decreased to an average of 10 in the second quarter of fiscal 2010 from an average of 16 in the comparable period of the prior fiscal year.

Other income

Other income, which consists almost entirely of net interest income, decreased 99% to $13,000 during the three months ended July 31, 2009 from $0.9 million in the comparable period of the prior fiscal year. The decrease in the second quarter of fiscal 2010 was primarily due to the absence of deferred income of $0.7 million that occurred in the second quarter of fiscal 2009 and the declining interest rates as well as a lower average cash balance.

Six Months Ended July 31, 2009 as compared to July 31, 2008

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the six months ended July 31, 2009 and 2008.

	Components of Revenue and Expense				Increase
	Six Months Ended July 31,				(Decrease)
	2009	%	2008	%	%

Revenue	$390	100%	$871	100%	-55%

Expenses:
Cost of revenues	1,402	738%	3,682	785%	-62%
Sales and marketing	472	248%	1,648	351%	-71%
Research and product development	1,570	826%	2,293	489%	-32%
General and administrative	3,052	1606%	3,424	730%	-11%
Total operating expenses	6,496	3418%	11,047	2355%	-41%

Operating loss	(6,106)		(10,176)		-40%

Other income, net	24		1,124		-98%

Loss before taxes	(6,082)		(9,052)		-33%

Income tax	-		-		0%

Net loss	$(6,082)		$(9,052)		-33%

Revenues

Hosted services revenue from our vertical search services offering for the six months ended July 31, 2009 decreased 55% to $0.4 million from $0.9 million in the same period of the prior fiscal year due to a contract settlement with a major customer which resulted in renegotiated lower ad rates and additional revenue to another customer was deferred due to an uncertainty in the collectibility of their account balance.  As of July 31, 2009, there were a total of 54 Convera supported websites in production compared to 46 such sites at July 31, 2008.

Revenue from international operations is generated from publishers located primarily in the United Kingdom.  International revenues were $0.1 million in the six months ended July 31, 2009 and were $0.8 million in the six months ended July 31, 2008.

Three customers accounted for 46% of the revenues for the six months ended July 31, 2009, individually accounting for 26%, 10%, and 10% of total revenues, respectively.  One customer accounted for 72% of the revenues generated in the six months ended July 31, 2008.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue decreased 62% to $1.4 million for the six months ended July 31, 2009 from $3.7 million in the comparable period of the prior fiscal year. This decrease is primarily attributable to a $1.0 million decrease in depreciation expense as a result of the impairment of hosting-related equipment and purchased software in the fourth quarter of fiscal year 2009, a $0.2 million decrease in equipment/maintenance expense, and a decrease of $0.8 million in personnel-related costs due to the reduction in headcount as a result of the reorganization in February 2009.  Cost of revenue headcount decreased to an average of 6 for the first six months of fiscal 2009 from an average of 19 in the comparable period of the prior year.

Sales & Marketing

Sales and marketing expense decreased 71% to $0.5 million for the six months ended July 31, 2008 from $1.6 million in the comparable period of the prior fiscal year.  The decrease in sales and marketing expense is attributable to the combination of a decrease in personnel-related costs of $0.7 million and stock option expense of $0.2 million from lower staffing levels resulting from the restructuring actions taken throughout fiscal 2008, and lower marketing program expenditures.  Sales and marketing head count decreased to an average of 3 for the first six months of fiscal 2009 from an average of 9 for the comparable period of the prior fiscal year.

Research and Development

Research and product development costs decreased 32% to $1.6 million for the six months ended July 31, 2009 from $2.3 million in the comparable period of the prior fiscal year. The decrease in research and development costs is primarily due to the reorganization of the engineering group in February 2009.  As a result of this reorganization there was a reduction in personnel-related costs of $0.6 million, stock option costs of $0.2 million and bonus expense of $0.1million, offset by severance costs of $0.3 million due to the departure of an executive in the current quarter. Research and development headcount decreased to an average of 9 for the first six months of fiscal 2009 from an average of 21 for the comparable period of the prior year.

General and Administrative

General and administrative expense decreased 11% to $3.1 million for the six months ended July 31, 2009 from $3.4 million in the comparable period of the prior fiscal year.  The decrease includes a $0.3 million reduction in personnel-related costs and $0.3 million in stock option expense due to staff reductions, and a $0.2 million decrease in accounting expense offset by increased legal fees of $0.5 million incurred due to the pending Firstlight merger. General and administrative headcount decreased to an average of 11 in the first six months of fiscal 2009 from an average of 15 in the comparable period of the prior fiscal year.

Other income

Other income for the six months ended July 31, 2009 decreased 98% to $24,000 from $1.1 million in the comparable period of the prior fiscal year.  The prior fiscal year includes $0.7 million of income that had been previously deferred until the Company satisfied its contractual obligations, which occurred during the quarter ended July 31, 2008, and $0.4 million of interest income. The decrease in interest income was due to the combined effects of a lower average cash balance and declining interest rates.

Liquidity and Capital Resources

Our combined balance of cash and cash equivalents at July 31, 2009 as compared to January 31, 2009 is summarized below (in thousands).

	July 31, 2009	January 31, 2009	Change
Cash and cash equivalents	$17,887	$22,754	$(4,867)

At July 31, 2009, our principal source of liquidity was cash and cash equivalents of $17.9 million.

Operating activities used $4.9 million in cash during the six months ended July 31, 2009. The principal use of cash from operating activities was the net loss of $6.1 million.  Non-cash expenses consisting of depreciation of $280,000, the provision for doubtful accounts of $61,000 and stock-based compensation of $250,000 offset the net loss.  Decreases to accounts receivable and prepaid expenses and other assets provided $333,000 and $190,000, respectively.  Increases to accounts payable and accrued expenses provided $40,000 while decreases to deferred revenues used $7,000.

Operating activities consumed $8.2 million in cash during the six months ended July 31, 2008. The primary use of cash from operating activities was the net loss from continuing operations of $9.1 million.  The net loss was reduced for non-cash expenses represented by depreciation of $1.4 million and stock-based compensation of $1.3 million.  Increases to accounts receivable used $0.5 million and payments of accounts payable and accrued expenses used $0.7 million.  In addition the Company recognized $0.6 million of previously deferred revenue for which cash had previously been received.

Investing activities consisting of equipment purchases used $23,000 in cash during the six months ended July 31, 2009. Investing activities used $10,000 in cash during the six months ended July 31, 2008. Purchases of equipment totaling $73,000 were partially offset by proceeds from the sale of assets of $63,000.

There were no cash flows from financing activities for the six months ended July 31, 2009.  For the six months ended July 31, 2008 financing activities consumed approximately $1.0 million attributable to a payment to FAST to finalize the working capital adjustment stipulated in the agreement for the sale of the RetrievalWare Enterprise Search Business. The working capital adjustment had been accrued at January 31, 2008 as an offset to the $4.0 million held in escrow.

On June 1, 2009, we announced our plans to merge our search business with Firstlight and our expectation to adopt a plan of dissolution with orderly wind down and liquidation of Convera before the closing of the merger. The merger with Firstlight contemplates the transfer of all the business assets and obligations of the search business, including $3.0 million in cash and a $1.0 million line of credit to the merged company. The plan of dissolution contemplates a $10.0 million dividend to shareholders of record at the close of the Firstlight transaction and an orderly wind up of Convera’s remaining obligations over the twelve months after closing. We believe that we have sufficient cash resources on hand to complete the merger and the plan of dissolution. We expect the conditions for the closing of the Firstlight transaction will be met in the third quarter of the current fiscal year.  However, we make no assurances that either the merger or the plan of dissolution will be completed.

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

Currency Risk
Our market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  With the closure of our foreign sales subsidiary located in the United Kingdom international sales are now made from our U.S. office and are typically denominated in British pounds.  International revenues were approximately 19% of total revenues for the quarter ended July 31, 2009.  For the quarter ended July 31, 2008 international revenues were approximately 93% of total revenues.  As of July 31, 2009, approximately 64% of total consolidated accounts receivable was denominated in British pounds.  The majority of these receivables are due within 90 days of the end of the first fiscal quarter, and all receivables are due within one year.  Additionally, we are exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature.  We are also exposed to foreign exchange rate fluctuations as the financial results of CTIL are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of July 31, 2009, approximately three percent of our cash and cash equivalents were denominated in British pounds, EUROs or Canadian dollars.  Cash equivalents consist of funds deposited in money market accounts with original maturities of six months or less.  These money market funds are only invested in US Government notes and Treasury bills and are less likely to be negatively impacted by redemptions of funds than money market funds invested in commercial paper and other securities and consequently are considered more liquid.  We also have certificates of deposit of $76,000 and $450,000 included in Other assets which are pledged to collateralize letters of credit required for leased facilities.  Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and our exposure to fluctuations in interest rates is limited.

Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  We believe that our investment policy limits our exposure to concentrations of credit risk.  Our customers are primarily large publishing companies, many of which are located outside the United States.  Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations.  We extend credit to our customers based on an evaluation of the customer’s financial condition, typically without requiring a deposit or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  We perform ongoing evaluations of our exposure for credit losses, examining our historical collection experience and our portfolio of customers, taking into consideration the general economic environment as well as the industry in which we operate.  We currently maintain an allowance of $74,000 for anticipated losses.  As our customer base grows, we will periodically review whether this provision is adequate.  The credit and financial markets are currently experiencing unprecedented volatility, stress, illiquidity and disruption around the world.  Many of our customers may encounter much uncertainty and risks due to the weakening business environment and credit availability, particularly in the publishing area.  As a result, these customers may be unable to satisfy their contract obligations, may delay payments, or may delay purchasing our services, which could negatively affect our business and financial performance.

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

CONVERA CORPORATION

September 14, 2009	By:/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

September 14, 2009	By:/s/ Matthew G. Jones
Matthew G. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)