Form 10-Q
period 2009-10-31
CONVERA Corp
filed 2009-12-15
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

The number of shares outstanding of the registrant's Class A common stock as of December 14, 2009 was 53,501,183.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2009

PART I.  FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	October 31, 2009	January 31, 2009
	(Unaudited)
Current Assets:
Cash and cash equivalents	$15,572	$22,754
Accounts receivable, net of allowance for doubtful accounts of $74 and $165, respectively	259	620
Prepaid expenses and other	198	447
Total current assets	16,029	23,821

Equipment and leasehold improvements, net of accumulated depreciation of $7,741 and $9,672, respectively	66	460
Other assets	621	596
Total assets	$16,716	$24,877

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$421	$502
Accrued expenses	1,535	1,679
Total liabilities	1,956	2,181

Commitments and Contingencies

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 54,157,738 and 54,157,738 shares issued, respectively; 53,501,183 and 53,501,183 shares outstanding, respectively	540	540
Treasury stock at cost, 656,555 and 656,555 shares, respectively	(1,517)	(1,517)
Additional paid-in-capital	1,173,326	1,172,965
Accumulated deficit	(1,155,630)	(1,147,215)
Accumulated other comprehensive loss	(1,959)	(2,077)
Total shareholders' equity	14,760	22,696
Total liabilities and shareholders' equity	$16,716	$24,877

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Revenues:
Hosted services	$205	$239	$595	$1,110

Expenses:
Cost of revenues	656	1,892	2,059	5,573
Sales and marketing	200	911	672	2,560
Research and product development	441	1,216	2,011	3,509
General and administrative	1,251	2,288	4,303	5,712
	2,548	6,307	9,045	17,354
Operating loss	(2,343)	(6,068)	(8,450)	(16,244)
Other income, net	11	98	35	1,222
Loss before income tax expense	$(2,332)	$(5,970)	$(8,415)	$(15,022)
Income tax	-	-	-	-
Net loss	$(2,332)	$(5,970)	$(8,415)	$(15,022)
Basic and diluted net loss per common share	$(0.04)	$(0.11)	$(0.16)	$(0.28)

Weighted-average number of common shares outstanding – Basic and diluted	53,501,183	53,327,033	53,501,183	53,320,101
Other comprehensive loss:
Net loss	$(2,332)	$(5,970)	$(8,415)	$(15,022)
Foreign currency translation adjustment	8	(188)	118	(213)
Comprehensive loss	$(2,324)	$(6,158)	$(8,297)	$(15,235)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended October 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(8,415)	$(15,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409	2,171
Provision for doubtful accounts	62	300
Stock-based compensation	360	2,564
Gain on disposal of assets	(25)	(26)
Changes in operating assets and liabilities:
Accounts receivable	344	(703)
Prepaid expenses and other assets	227	107
Accounts payable and accrued expenses	(219)	(499)
Deferred revenues	(8)	(580)
Net cash used in operating activities	(7,265)	(11,688)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(43)	(1,095)
Proceeds from disposal of assets	35	63
Net cash used in investing activities	(8)	(1,032)

Cash Flows from Financing Activities:
Proceeds from receipt of escrow balance related to the sale of the RetrievalWare business	-	4,000
Payment of working capital adjustment related to the sale of the RetrievalWare business	-	(968)
Net cash provided by financing activities	-	3,032

Effect of exchange rate changes on cash	91	(136)

Net decrease in cash and cash equivalents	(7,182)	(9,824)

Cash and cash equivalents, beginning of period	22,754	36,641

Cash and cash equivalents, end of period	$15,572	$26,817

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

On May 29, 2009, Convera and its wholly owned subsidiary B2BNetSearch, Inc., a Delaware corporation (“B2B”) entered into an Agreement and Plan of Merger with Firstlight Online Limited, a UK company (“Firstlight”).  On September 22, 2009, the parties and their affiliates, including the parent company of Firstlight, Vertical Search Works, Inc. (“VSW”) amended and restated the agreement. Prior to the closing of the merger, Convera will undergo an internal restructuring, whereby Convera and certain of its subsidiaries will assign all of the operating business and business related assets of Convera (including, without limitation, internet-search related patents and $3 million in cash) to B2B, and B2B will assume all the liabilities of Convera and certain of its subsidiaries. When the merger becomes effective, Convera and the current VSW shareholders will each own 33.3% and 66.7% of the total outstanding common stock of VSW, respectively, subject to certain adjustments which may enable Convera to own up to 42% of VSW.  However, there can be no assurances that the merger agreement will be consummated. See Note 10 – Merger Agreement.

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

On September 15, 2009, we received a non-compliance notice from NASDAQ stating that for the preceding 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market. The notice indicates that we will be provided with a grace period of 180 calendar day, or until March 15, 2010, to regain compliance with the $1.00 per share minimum bid price requirement.We are not presently considering any actions that may allow us to regain compliance with the NASDAQ continued listing standards and maintain our NASDAQ listing because, as disclosed by us in our press release on June 1, 2009 and current report on Form 8-K on June 4, 2009, we expect to adopt a plan of dissolution and file a certificate of dissolution to orderly wind down our business and operations.  At that time, our listing on NASDAQ will cease, if not earlier. For further discussion see Item 1A-Risk Factors in Part II of this quarterly report.

As of October 31, 2009 and 2008, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera and held three seats on the Board of Directors, and would therefore be able to influence the outcome of matters requiring a stockholder vote.

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

Unaudited Interim Financial Information

These consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.  In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods.  The results of operations for the three-month period ended October 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2010.  We have evaluated all subsequent events through December 15, 2009, the date the financial statements were issued.

During the third quarter of fiscal 2010, the Company adopted the new Accounting Standards Codification (“ASC”) as issued by FASB.  The ASC has become the authoritative source of US GAAP recognized by FASB to be applied by non-governmental entities. All accounting references have been updated, and therefore Statement of Financial Accounting Standard (“SFAS”) references have been replaced with ASC references.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  We believe that our investment policy limits our exposure to concentrations of credit risk.  Our customers are primarily large publishing companies, many of which are located outside the United States.  For the quarters ended October 31, 2009 and 2008, total revenues derived from international sales were approximately $45,000 and $113,000, representing approximately 22% and 47% of total revenues, respectively.  For the nine month periods ended October 31, 2009 and 2008, total revenues derived from international sales were approximately $128,000 and $930,000, representing approximately 22% and 84% of total revenues, respectively.  Most of our international sales are in the United Kingdom. Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations.  We extend credit to our customers based on an evaluation of the customer’s financial condition, typically without requiring a deposit or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  We perform ongoing evaluations of our exposure for credit losses, examining our historical collection experience and our portfolio of customers, taking into consideration the general economic environment as well as the industry in which we operate.  We currently maintain an allowance of $74,000 for anticipated losses and will periodically review whether this provision is adequate.  Two customers accounted for a total of 46% and 53% of the revenues for the quarters ended October 31, 2009 and October 31, 2008, respectively.  Three customers accounted for a total of 50% of the revenues for the nine months ended October 31, 2009, individually accounting for 29%, 11% and 10% of total revenues, respectively.  For the nine-month period ended October 31, 2008 two customers accounted for 74% of total revenues.

Revenue Recognition

Revenue from our vertical search service offering can consist of hosted services, professional services and advertising revenue shares.

Our vertical search services revenues are recognized using the criteria in ASC 605-10, “Revenue Recognition”, and ASC 985-605, “Software Revenue Recognition”, respectively.  We evaluate vertical search services arrangements that have multiple deliverables, in accordance with ASC 605-25 “Multiple Element Arrangements.”  Revenue is recognized when the services have been performed, the price is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is reasonably assured.  Multiple deliverable arrangements that contain elements that do not qualify as separate units of accounting are recognized ratably over the term of the hosting arrangement.

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

Stock-based Compensation

On February 1, 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with ASC 718, “Stock Compensation”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  ASC 718 requires that stock-based compensation be accounted for using a fair value based method.  We use the Black-Scholes-Merton (“Black–Scholes”) option pricing model to determine the fair value of stock-option awards under ASC 718.

Research and Product Development Costs

Our software development costs are accounted for in accordance with ASC 350-40 “Internal–Use Software”. We expense costs incurred in the preliminary project stage and, thereafter, we capitalize permitted costs incurred in the development or acquisition of internal use software.

Certain costs such as research and development, maintenance and training are expensed as incurred. Amortization of the capitalized costs is on a straight-line basis over the estimated use life of the asset.

Impairment of Long-Lived Assets

We evaluate all of our long-lived assets for impairment in accordance with the provisions of ASC 360-10-35, “Property, Plant, and Equipment/Overall/Subsequent Measurement. ASC 360-10-35 requires that long-lived assets, including property and equipment, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.  Should events indicate that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment.

Exit and Disposal Activities

We recognize exit and disposal costs in accordance with ASC 420, “Exit or Disposal Obligations”. ASC 420 generally requires the recognition of an expense and related liability for one-time employee termination benefits at the communication date and contract termination costs at the cease-use date. The expense and liability are measured at fair value, which is generally determined by estimating the future cash flows to be used in settling the liability.

Recently Issued Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued a statement that modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” becomes the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards and is intended to simplify user access to authoritative U.S. GAAP, by providing all the authoritative literature related to a particular topic in one place. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  The Codification is effective for the Company’s financial statements for the quarter ended October 31, 2009. All accounting references have been updated, and therefore Statement of Financial Accounting Standard (“SFAS”) references have been replaced with ASC references. As the Codification is not intended to change or alter existing GAAP, it did not have an impact on the Company’s results of operations and financial position.

In April 2009, the FASB issued accounting standards under ASC 820 “Fair Value Measurements and Disclosures”, (previously FASB Staff Position (“FSP”) FAS 157-4). ASC 820 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Implementation of this standard was effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The implementation of this standard did not have a material effect on the Company’s results of operations and financial position.

In April 2009, the FASB issued accounting standards under ASC 825 “Financial Instruments” (previously FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1) which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies. The new standards were effective for interim and annual reporting periods ending after June 15, 2009.  The implementation of these standards during the second quarter of Fiscal Year 2010 did not have a material effect on the Company’s results of operations and financial position.

In May 2009, the FASB issued accounting standards under ASC 855 “Subsequent Events” (previously SFAS No. 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational as to why the date was selected.  The new standards were effective for interim and annual periods ended after June 15, 2009. The implementation of these standards did not have a material effect on the Company’s results of operations and financial position.

In October 2009 the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in ASC 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which means that it will be effective for our fiscal year beginning February 1, 2011. We are currently assessing the impact of implementation of this new guidance.

(3)	NET LOSS PER COMMON SHARE

We follow ASC 260, “Earnings per Share,” for computing and presenting per share information.  Basic income or loss per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as the computation would be anti-dilutive.

The following tables set forth the computation of basic and diluted net income (loss) per common share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Numerator – Net loss	$(2,332)	$(5,970)	$(8,415)	$(15,022)

Denominator
Weighted average number of common shares outstanding – basic and diluted	53,501,183	53,327,033	53,501,183	53,320,101

Basic and diluted net loss per common share	$(0.04)	$(0.11)	$(0.16)	$(0.28)

The following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive.

	Three and Nine Months Ended October 31,
	2009	2008

Stock options	5,775,784	8,227,190
Deferred stock	-	300,000
	5,775,784	8,527,190

(4)	SEGMENT REPORTING

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

Operations by Geographic Area

Revenues by geographic region are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Sales to Customers:
United States	$160	$126	$467	$180
United Kingdom	45	36	128	739
All other	-	77	-	191
	$205	$239	$595	$1,110

	October 31, 2009	January 31, 2009
Long-lived assets:
United States	$687	$1,042
All Other	-	14
	$687	$1,056

(5)	FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value as a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed according to the following three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Assets and liabilities measured at fair value are summarized below (unaudited, in thousands):

		Fair value measurement at reporting date using
Description	October 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$14,275	$14,275	$-	$-

(6)	INCOME TAXES

Our interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of for the year ending January 31, 2010, we expect to generate additional net operating losses (“NOLs”) for the year.

As of October 31, 2009, our deferred tax assets exceed our deferred tax liabilities. As we have not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

We follow the provisions of ASC 740, “Income Taxes”. As of the date of this report there are no uncertain tax positions requiring recognition in our consolidated financial statements. Our policy is to recognize interest and penalties in the period in which they occur in the income tax provision (benefit). We file income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions and in foreign jurisdictions, primarily the U.K. and Canada. Tax years that remain subject to examination include: US federal and state tax returns from fiscal 2005 to present; Tax returns in the U.K. from fiscal 2006 to present and Canadian tax returns from fiscal 2005 to present. We are not currently under audit for income taxes in any jurisdiction.

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

John C. Botts, a member of the board of directors of Convera, is also Chairman of United Business Media PLC, the parent company of CMP Information LTD (“CMP”) which is a customer of Convera.  Sales to CMP for the three and nine months ended October 31, 2009 were $23,000 and $62,000, respectively.  Amounts due from CMP were $23,000 and $377,000 (excluding deferred revenue) as of October 31, 2009 and January 31, 2009, respectively.

(9)	STOCK-BASED COMPENSATION

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility.  The expected life of an award is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis.  We have determined that directors and non-directors display significantly different exercise behavior, and accordingly established two groups for option valuation: Group 1 is comprised of directors; Group 2 includes all other employees. As ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three and nine months ended October 31, 2009 and 2008 have been reduced for estimated forfeitures.

Performance Stock Options:

During the first quarter of fiscal 2009, 3.1 million common stock options were issued at an exercise price of $1.92 per share to members of the senior management team. The vesting of the options is contingent upon the Company achieving revenue and EBIDTA of $25 million and $2.5 million, respectively, for the fiscal year ended January 31, 2011. These options were valued using the Black-Scholes option pricing model on the grant date and the aggregate compensation expense for these awards, provided all such options vest, was determined to be $3.4 million. Performance stock options are evaluated in accordance with ASC 718 on a  periodic basis over the performance period to determine whether achievement of the underlying performance goals is probable. As of October 31, 2009 and 2008, the Company has concluded that the achievement of the performance measurements is not probable and therefore has recorded no compensation expense.  If the Company determines in a subsequent period that achievement of the performance goals is now probable, a cumulative catch-up expense adjustment will be required equal to that portion of the total compensation expense attributable to the vesting period that has elapsed.

The following table shows the weighted-average assumptions used to estimate the fair values for all stock option grants that occurred in the periods presented.  There were no options granted during the three and nine months ended October 31, 2009.

	Three Months ended October 31, 2008	Nine months Ended October 31, 2008
Expected term of stock options	4.11 Years	4.67 Years
Expected volatility	68%	68%
Risk free interest rates	2.9%	2.63%
Dividend yield	None	None
Weighted average grant date fair value of options granted during the period	$0.58	$1.06

As of October 31, 2009 a total of $0.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.0 years.

Deferred Stock Compensation Plan

Beginning in fiscal year 2004 several of our senior officers were awarded shares of deferred stock pursuant to the Company’s 2000 Stock Option Plan.  The fair value of these awards was recognized as compensation expense over the corresponding service period in accordance with the provisions of ASC 718. All non-vested shares of deferred stock vested prior to the fiscal year ended January 31, 2009.  As a result there was no impact of recording stock-based compensation related to deferred stock on our results of operations during the three and nine month periods ended October 31, 2009.

The impact on our results of operations of recording stock-based compensation related to stock options and deferred stock for the three and nine month periods ended October 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Cost of revenues	$15	$126	$32	$230
Sales and marketing	9	290	34	476
Research and product development	25	231	62	672
General and administrative	62	634	232	1,118
Total	$111	$1,281	$360	$2,496

(10)	MERGER AGREEMENT
On May 29, 2009, Convera and its wholly owned subsidiary, B2BNetSearch, Inc., a Delaware corporation (“B2B”) entered into an Agreement and Plan of Merger with Firstlight Online Limited, a UK company (“Firstlight”).  On September 22, 2009, the parties and their affiliates, including the parent company of Firstlight, Vertical Search Works, Inc., a Delaware corporation (“VSW”) amended and restated the agreement (the “Merger Agreement”).  Pursuant to the Merger Agreement, two wholly owned subsidiaries, B2B and Convera Technologies, LLC (“Technologies”) will merge with and into an indirect wholly owned subsidiary of VSW, which is a direct parent company of Firstlight , with the VSW subsidiary as the surviving corporation.  When the merger becomes effective, Convera and the current VSW shareholders will each own 33.3% and 66.7% of the total outstanding common stock of VSW, respectively, subject to certain adjustments which may enable Convera to own up to 42% of VSW prior to the distribution as described below. VSW and its subsidiaries are in the business of online advertising sales and marketing. The combined new company will bring together the vertical search technology of Convera and the advertising sales and marketing capabilities of VSW.  The merger is subject to customary closing conditions and is expected to close early in 2010.

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

Pursuant to the Merger Agreement, the $3 million cash funding assigned by Convera to B2B will be subject to reduction on a dollar-for-dollar basis by an agreed upon daily amount for delays in the closing beyond 60 days after the Merger Agreement is signed, with specified exceptions.  In addition, Convera will provide VSW with a $1 million line of credit, which is convertible into common stock of VSW.  VSW will be entitled to draw down the line of credit in whole or in part, for a six-month period following the closing date of the merger.  Any portion of the credit line drawn down by VSW will accrue a 10% annual interest and will become due and payable by VSW upon the first anniversary of the closing date of the merger.  Convera has the right to convert all or any portion of the draw-down amount into VSW common stock anytime before its repayment in full.  The full conversion of the credit line will result in an increase of Convera’s ownership in VSW to up to 42.5% of the total outstanding VSW common stock.  If Convera elects to convert less than the entire amount, VSW will issue shares to Convera on a pro rata basis.

On May 29, 2009, Convera entered into a Transition Agreement with Mr. Patrick Condo, its President and Chief Executive Officer, pursuant to which Mr. Condo will transition employment from Convera to B2B.  According to the Transition Agreement, Convera will pay Mr. Condo, among other benefits, an aggregate amount of $480,000 in cash in a lump sum on the 30th day after the closing of the merger, provided that Mr. Condo has signed and delivered a general release in favor of Convera and the release has become effective.  All of Mr. Condo’s stock options, which are now fully vested, may be exercised for a period of 90 days after the merger.  Convera and Mr. Condo have previously entered into an Employment Agreement dated on October 26, 2005, under which Mr. Condo would be entitled to, among other benefits, a severance payment equal to 18 months of his current regular base salary and bonus paid out over Convera’s regular payroll schedule following the effective date of his employment termination.  Upon the completion of the merger, Mr. Condo’s previous Employment Agreement will be superseded by the Transition Agreement.  Mr. Condo will not resign from his positions at Convera until the closing of the merger.

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

We use an AT&T facility to host our vertical search offering.  This facility, located in Dallas, TX, is operated under a master hosting arrangement that expires in July 2010.  We also maintained a hosting facility in San Diego, CA, which was vacated on January 31, 2008 in an effort to appropriately scale our hosting infrastructure. We believe that our Dallas hosting center environment has sufficient equipment capacity and redundancy to host vertical search websites for 200 trade publications each with an average community of 40,000 users at competitive search performance levels, providing sufficient capacity to meet our current needs.

On May 29, 2009, Convera and its wholly owned subsidiary B2BNetSearch, Inc., a Delaware corporation (“B2B”) entered into an Agreement and Plan of Merger with Firstlight Online Limited, a UK company (“Firstlight”).  On September 22, 2009, the parties and their affiliates, including Firstlight’s parent company, Vertical Search Works, Inc., a Delaware corporation (“VSW”) amended and restated the agreement.  Prior to the closing of the merger, Convera will undergo an internal restructuring, whereby Convera and certain of its subsidiaries will assign all of the operating business and business related assets of Convera (including, without limitation, internet-search related patents and $3 million in cash) to B2B, and B2B will assume all the liabilities of Convera and certain of its subsidiaries. When the merger becomes effective, Convera and the current VSW shareholders will each own 33.3% and 66.7% of the total outstanding common stock of VSW, respectively, subject to certain adjustments which may enable Convera to own up to 42% of VSW.

VSW and its subsidiaries are in the business of online advertising sales and marketing. The combined new company will bring together the vertical search technology of Convera and the advertising sales and marketing capabilities of VSW. It is expected to have over 60 corporate customer accounts and 120 existing websites with approximately 1500 advertisers. The new company will provide technology and advertising to the publishing market and expects to generate revenue from advertising sales and subscriptions.  In addition, it plans to build a series of its own industry search engines.

Trends

As of October 31, 2009, Convera has 60 vertical search websites with 23 separate publishers under contract, with 50 of these vertical search sites in production and 10 of the websites in development awaiting launch. At October 31, 2008, Convera had 82 vertical search websites from 28 publishers under contract, of which 45 were in production and 37 were in development awaiting launch. Despite the overall increase in sites in production on a year over year basis, revenues generated by the sites have declined. This decline is due in part to the renegotiation of contract rates with a major customer as well as reduced ad rates.  Our ad share levels have suffered as publisher’s online ad revenues have declined as a result of the current economic downturn.

While revenues during the past fiscal year have declined we have continued to reduce our expense base by eliminating redundant costs and reducing staff headcount. In November 2008, we reduced operating costs by streamlining our sales process and reducing the cost structure of our sales, marketing and customer service functions.  This effort resulted in the closing of our U.K. sales office in January 2009 and reduced our overall headcount by nine.  In February 2009, we further reduced our operating costs by reorganizing our engineering and hosting operations group.  This action reduced headcount in our Carlsbad, CA facility by 23 and reduced our expense base by approximately $2.8 million on an annual basis.  The reductions in our operating expenses during the current fiscal year compared to the prior fiscal year are primarily attributable to staff reductions throughout the Company.

The following table compares the average headcount by reporting group for the quarters ending October 31, 2009 and 2008.

	Three months ended October 31,
	2009	2008	Decrease	% Decrease
Cost of Revenues	6	18	(12)	-67%
Sales and Marketing	3	10	(7)	-70%
Research and Development	8	24	(16)	-67%
General and Administrative	10	15	(5)	-33%
Total	27	67	(40)	-60%

The following table compares the average headcount by reporting group for the nine months ending October 31, 2009 and 2008.

	Nine months ended October 31,
	2009	2008	Decrease	% Decrease
Cost of Revenues	6	19	(13)	-68%
Sales and Marketing	3	9	(6)	-67%
Research and Development	8	22	(14)	-64%
General and Administrative	11	17	(6)	-35%
Total	28	67	(39)	-58%

We incurred approximately $322,000 in severance expense in the second quarter of fiscal 2010 and approximately $581,000 for the nine months ended October 31, 2009 related to the reduction in staff.  As of October 31, 2009 there was an unpaid balance of approximately $167,000 in severance related expenses outstanding.

Results of Operations

For the three months ended October 31, 2009, total revenues were $205,000, as compared to revenues of $239,000 in the comparable period of the prior year. The net loss for the three months ended October 31, 2009 was $2.3 million, or $(0.04) per common share, compared to a net loss of $6.0 million, or $(0.11) per common share for the three months ended October 31, 2008.

Three Months Ended October 31, 2009 as compared to October 31, 2008

The following chart summarizes revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended October 31, 2009 and 2008.

	Components of Revenue and Expense				Increase
	Three Months Ended October 31,				(Decrease)
	2009	%	2008	%	%

Revenue	$205	100%	$239	100%	-14%

Expenses:
Cost of revenues	656	320%	1,892	792%	-65%
Sales and marketing	200	98%	911	381%	-78%
Research and product development	441	215%	1,216	509%	-64%
General and administrative	1,251	610%	2,288	957%	-45%
Total operating expenses	2,548	1243%	6,307	2639%	-60%

Operating loss	(2,243)		(6,068)		-61%

Other income, net	11		98		-89%

Loss before taxes	(2,332)		(5,970)		-61%

Income tax	-		-		0%

Net loss	$(2,332)		$(5,970)		-61%

Revenues

Revenue from our vertical search services were $205,000 and $239,000 for the three months ended October 31, 2009 and 2008, respectively. As of October 31, 2009, there were a total of 50 Convera supported websites in production compared to 45 at the end of the third fiscal quarter last year. The slight increase in the number of sites in production from the third quarter of the prior fiscal years has been offset by reduced ad sales to publishers which have contributed to the decrease in our ad share revenues. Additionally, a contract settlement with a major customer resulted in renegotiated lower ad rates and additional revenue from another customer has continued to be deferred due to the uncertainty in the collectability of their account balance.

International revenue is generated from publishers located primarily in the United Kingdom. In a cost saving measure, we closed our international sales operation headquartered in the United Kingdom in January 2009.  International sales are now generated and supported from our U.S. offices.  International revenues decreased to $45,000 during the quarter ended October 31, 2009 from $113,000 in the quarter ended October 31, 2008.

Two customers accounted for a total of 46% of the revenues for the quarter ended October 31, 2009, accounting for 34% and 12%, respectively.  Two customers accounted for a total of 53% of the revenues for the quarter ended October 31, 2008, accounting for 32% and 21%, respectively.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue decreased 65% to $0.7 million for the three months ended October 31, 2009 from $1.9 million in the same period last year. This decrease is primarily attributable to a $0.5 million decrease in depreciation expense as a result of the impairment of hosting-related equipment and purchased software in the fourth quarter of fiscal year 2009. Personnel-related costs were reduced by $0.4 million as a result of the headcount reduction stemming from reorganization of our hosting operations group in February 2009. Cost of revenue headcount decreased to an average of 6 for the third quarter of fiscal 2010 from an average of 18 in the comparable period of the prior year.

Sales & Marketing

Sales and marketing expense decreased 78% to $0.2 million for the three months ended October 31, 2009 from $0.9 million in the same period last year. The decrease in sales and marketing expense is attributable to the reorganization of our sales and marketing operations in the fourth quarter of fiscal year 2009.  Our personnel-related costs, as well as rent, office expenses, travel and corporate marketing expenses were all reduced.  Personnel-related costs and stock-based compensation costs each declined $0.3 million during the quarter ended October 31, 2009 compared to the same period last year. Sales and marketing headcount decreased to an average of three for the third quarter this year from an average of ten for the comparable period of the prior fiscal year.

Research and Development

Research and product development costs decreased 64% to $0.4 million for the three months ended October 31, 2009 from $1.2 million in the same period last year. The decrease in research and development costs is primarily due to the reorganization of the engineering group in February 2009.  This reorganization resulted in a reduction in personnel-related costs of $0.6 million in the third quarter this year compared to the same period last year.  Stock option expense also declined $0.1 million as a result of the reduced headcount. Research and development headcount decreased to an average of eight for the third quarter of fiscal 2010 from an average of 24 for the same period last year.

General and Administrative

General and administrative expense decreased 45% to $1.3 million for the three months ended October 31, 2009 from $2.3 million in the same period last year.  Staff reductions over the past year have resulted in a decrease in personnel-related expenses of $0.3 million. Stock-based compensation declined $0.6 million in the third quarter compared to the same period last year.  Overall corporate expenses were reduced despite a $0.2 million increase in legal fees incurred as a result of the pending VSW merger. General and administrative headcount decreased to an average of 10 in the second quarter of fiscal 2010 from an average of 15 in the same period last year.

Other income

Other income, which consists almost entirely of net interest income, decreased 89% to $11,000 during the three months ended October 31, 2009 from $98,000 in the same period last year. The decrease in the third quarter of fiscal 2010 was primarily due to the lower interest rates as well as a lower average cash balance.

Nine Months Ended October 31, 2009 as compared to October 31, 2008

The following chart summarizes revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the nine months ended October 31, 2009 and 2008.

	Components of Revenue and Expense				Increase
	Nine Months Ended October 31,				(Decrease)
	2009	%	2008	%	%

Revenue	$595	100%	$1,110	100%	-46%

Expenses:
Cost of revenues	2,059	346%	5,573	502%	-63%
Sales and marketing	672	113%	2,560	231%	-74%
Research and product development	2,011	338%	3,509	316%	-43%
General and administrative	4,303	723%	5,712	515%	-25%
Total operating expenses	9,045	1520%	17,354	1564%	-48%

Operating loss	(8,450)		(16,244)		-48%

Other income, net	35		1,222		-97%

Loss before taxes	(8,415)		(15,022)		-44%

Income tax	-		-		0%

Net loss	$(8,415)		$(15,022)		-44%

Revenues

Revenue from our vertical search services offering for the nine months ended October 31, 2009 decreased 46% to $0.6 million from $1.1 million in the same period of the prior fiscal year due to a contract settlement with a major customer which resulted in renegotiated lower ad rates while additional revenue from another customer was deferred due to an uncertainty in the collectability of their account balance.  As of October 31, 2009, there were a total of 50 Convera supported websites in production compared to 45 websites in production at October 31, 2008.

Revenue from international operations is generated from publishers located primarily in the United Kingdom.  International revenues were $128,000 in the nine months ended October 31, 2009 compared to $0.9 million in the nine months ended October 31, 2008.  The aforementioned renegotiated lower ad rates and deferral of revenue due to the uncertainty of collection are related to international sales customers and have contributed to the declining sales in that sector.

Three customers accounted for a total of 50% of the revenues for the nine months ended October 31, 2009, individually accounting for 29%, 11%, and 10% of total revenues, respectively.  Two customers accounted for a total of 74% of the revenues generated in the nine months ended October 31, 2008, individually accounting for 57% and 17%, respectively.

Operating Expenses:

Cost of Revenues

Hosted services cost of revenue decreased 63% to $2.1 million for the nine months ended October 31, 2009 from $5.6 million in the same period last year. This decrease is primarily attributable to a $1.5 million decrease in depreciation expense as a result of the impairment of hosting-related equipment and purchased software in the fourth quarter of fiscal year 2009.  The reorganization in February 2009 produced a lower headcount resulting in a $1.2 million decrease in personnel-related expenses for the first nine months ended October 31, 2009 compared to the same period last year.  Equipment/maintenance expenses were also reduced as a result of the reorganization. Cost of revenue headcount decreased to an average of six for the nine months ended October 31, 2009 from an average of 19 in the same period last year.

Sales & Marketing

Sales and marketing expense decreased 74% to $0.7 million for the nine months ended October 31, 2009 from $2.6 million in the same period last year.  The decrease in sales and marketing expense is primarily attributable to a decrease in personnel-related costs of $0.9 million and a $0.4 million decrease in stock-based compensation.  These decreases are the result of lower headcount related to the restructuring actions taken in November 2008. Marketing program expenditures have declined $0.2 million compared to the same period last year due to reduced marketing efforts.  Sales and marketing head count decreased to an average of three for the nine months ended October 31, 2009 from an average of nine in the same period last year

Research and Development

Research and product development costs decreased 43% to $2.0 million for the nine months ended October 31, 2009 from $3.5 million in the same period last year. The reorganization of the engineering group in February 2009 reduced the overall headcount and has resulted in decreases in personnel-related costs of $0.9 million, stock-based compensation of $0.3 million, and bonus expense of $0.1 million. These decreases were offset by severance costs of $0.3 million due to the departure of an executive in the second quarter of fiscal 2010. Research and development headcount decreased to an average of eight for the nine months ended October 31, 2009 from an average of 22 for the same period last year.

General and Administrative

General and administrative expense decreased 25% to $4.3 million for the nine months ended October 31, 2009 from $5.7 million in the same period last year.  The decrease includes a $0.6 million reduction in personnel-related costs and $0.9 million in stock-based compensation due to staff reductions. Decreases to professional and corporate expenses were offset by increased legal fees incurred due to the pending VSW merger. General and administrative headcount decreased to an average of 11 for the nine months ended October 31, 2009 from an average of 17 in the same period last year.

Other income

Other income decreased 97% to $35,000 for the nine months ended October 31, 2009 from $1.2 million in the same period last year.  Other income for the nine months ended October 31, 2009 consists primarily of interest income.  Other income for the same period last year total includes $0.7 million from satisfying an obligation for the delivery of a discontinued product to a U.S. Government customer and $0.5 million of interest income. The decrease in interest income was due to the combined effects of a lower average cash balance and declining interest rates.

Liquidity and Capital Resources

Our combined balance of cash and cash equivalents at October 31, 2009 as compared to January 31, 2009 is summarized below (in thousands).

	October 31, 2009	January 31, 2009	Change
Cash and cash equivalents	$15,572	$22,754	$(7,182)

At October 31, 2009, our principal source of liquidity was cash and cash equivalents of $15.6 million.

Operating activities used $7.3 million in cash during the nine months ended October 31, 2009. The principal use of cash from operating activities was the net loss of $8.4 million.  Non-cash expenses consisting of depreciation of $409,000, the provision for doubtful accounts of $62,000 and stock-based compensation of $360,000 partially offset the net loss.  Decreases to accounts receivable and prepaid expenses and other assets provided $344,000 and $227,000, respectively.  Decreases to accounts payable and accrued expenses consumed $219,000 while decreases to deferred revenues used $8,000.

Operating activities consumed $11.7 million in cash during the nine months ended October 31, 2008. The primary use of cash from operating activities was the net loss of $15.0 million.  The loss was reduced for non-cash expenses represented by depreciation of $2.2 million and stock-based compensation of $2.6 million.  Increases to accounts receivable reduced operating cash by $0.7 million and payments of accounts payable and accrued expenses used $0.5 million. In addition, the Company recognized $0.6 million of deferred revenue which had been previously received

Investing activities consisting of equipment purchases of $43,000 offset by asset disposal proceeds of $35,000 used a net of $8,000 in cash during the nine months ended October 31, 2009. Investing activities used $1.0 million in cash during the nine months ended October 31, 2008. Purchases of equipment totaling $1.1 million were partially offset by proceeds from the sale of assets of $63,000.

There were no cash flows from financing activities for the nine months ended October 31, 2009.  Financing activities provided a net of approximately $3.0 million during the nine months ended October 31, 2008.  Funds of $4.0 million held in escrow were received upon the finalization of the sale of the RetrievalWare Enterprise Search Business to FAS, partially offset by the payment of the $1.0 million working capital adjustment that was paid during the quarter ended April 30, 2008.

On June 1, 2009, we announced our plans to merge our search business with Vertical Search Works, Inc. and our expectation to adopt a plan of dissolution with orderly wind down and liquidation of Convera before the closing of the merger. The merger with VSW contemplates the transfer of all the business assets and obligations of the search business, including $3.0 million in cash and a $1.0 million line of credit to VSW, subject to certain adjustments. The plan of dissolution contemplates a $10.0 million dividend to shareholders of record at the close of the transaction and an orderly wind up of Convera’s remaining obligations over the twelve months after closing. We believe that we have sufficient cash resources on hand to complete the merger and the plan of dissolution. We expect the conditions for the closing of the VSW transaction will be met early in 2010.  However, we make no assurances that either the merger or the plan of dissolution will be completed.

Item 3.             Quantitative and Qualitative Disclosure about Market Risk

Currency Risk
Our market risk is principally confined to changes in foreign currency exchange rates. With the closure of our foreign sales subsidiary located in the United Kingdom international sales are now made from our U.S. office and are typically denominated in British pounds.  International revenues for the three and nine month periods ended October 31, 2009 were approximately 22% and 21% of total revenues, respectively.  For the three and nine month periods ended October 31, 2008 international revenues were approximately 47% and 84% of total revenues, respectively.  As of October 31, 2009, approximately 23% of total consolidated accounts receivable was denominated in British pounds.  The majority of these receivables are due within 90 days of the end of the third fiscal quarter, and all receivables are due within one year.  Additionally, we are exposed to potential foreign currency gains or losses resulting from intercompany accounts that are not of a long-term nature.

As of October 31, 2009, approximately eight percent of our cash and cash equivalents were denominated in British pounds, EUROs or Canadian dollars.

Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  Cash equivalents consist of funds deposited in money market accounts with original maturities of nine months or less.  These money market funds are only invested in US Government notes and Treasury bills and are less likely to be negatively impacted by redemptions of funds than money market funds invested in commercial paper and other securities and consequently are considered more liquid.  We also have certificates of deposit of $76,000 and $450,000 included in Other assets which are pledged to collateralize letters of credit required for leased facilities.  Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and our exposure to fluctuations in interest rates is limited.

We believe that our investment policy limits our exposure to concentrations of credit risk.  Our customers are primarily large publishing companies, many of which are located outside the United States.  Our international operations have historically exposed us to longer accounts receivable and payment cycles and fluctuations.  We extend credit to our customers based on an evaluation of the customer’s financial condition, typically without requiring a deposit or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  We perform ongoing evaluations of our exposure for credit losses, examining our historical collection experience and our portfolio of customers, taking into consideration the general economic environment as well as the industry in which we operate.  We currently maintain an allowance of $74,000 for anticipated losses and will periodically review whether this provision is adequate.  The credit and financial markets are currently experiencing unprecedented volatility, stress, illiquidity and disruption around the world.  Many of our customers may encounter much uncertainty and risks due to the weakening business environment and credit availability, particularly in the publishing area.  As a result, these customers may be unable to satisfy their contract obligations, may delay payments, or may delay purchasing our services, which could negatively affect our business and financial performance.

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

PART II-- OTHER INFORMATION

Item 1.                         Legal ProceedingsNone.

Item 1A.                      Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended January 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2009 other than the following.

Our common stock may be involuntarily delisted from trading on NASDAQ if the closing bid prices of our common stock remain below $1.00 per share. A notification of delisting or a delisting of our common stock would adversely affect the price and liquidity of our common stock.

NASDAQ’s quantitative listing standards require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. On September 15, 2009, we received a non-compliance notice from NASDAQ starting that for the preceding 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market under Marketplace Rule 5450(a)(1). The letter indicates that, in accordance with Marketplace Rule 5810(c)(3)(A), we will be provided with a grace period of 180 calendar days, or until March 15, 2010, to regain compliance with the minimum $1.00 per share minimum bid price requirement. NASDAQ’s staff may determine that we have regained compliance with Marketplace Rule 5450(a)(1) if at any time before March 15, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. If we cannot demonstrate that we have regained compliance within such time period, we will receive written notification that our securities are subject to delisting.  A notification of delisting or delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

                We are not presently considering any actions that may allow us to regain compliance with the NASDAQ continued listing standards and maintain our NASDAQ listing because, as disclosed by us in our press release on June 1, 2009 and current report on Form 8-K on June 4, 2009, we expect to adopt a plan of dissolution and file a certificate of dissolution to orderly wind down our business and operations.  At that time, our listing on NASDAQ will cease, if not earlier.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Submission of Matters to Vote of Security Holders	None

Item 5.	Other Information	None.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
2.1
Amended and Restated Agreement and Plan of Merger by and among Convera Corporation, B2BNetSearch, Inc., Convera Technologies, LLC, Vertical Search Works, Inc., VSWI, Inc., VSW2, Inc., and Firstlight Online Limited, dated as of September 22, 2009 (incorporated by reference to Annex B to the Preliminary Information Statement filed on September 25, 2009 of Form 8-K filed June 4, 2009 )

2.2	Plan of Dissolution and Liquidation of Convera Corporation (incorporated by reference to Exhibit 2.2 of Form 8-K filed June 4, 2009)

10.1	Transition Agreement by and between Convera Corporation and Patrick C. Condo dated May 29, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 4, 2009)

10.2	Office Sublease (sublandlord – Regency Centers, L.P., 1919 Gallows Road, Vienna, Virginia) commencing August 16, 2009 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

December 15, 2009	By:/s/ Patrick C. Condo
Patrick C. Condo
President and Chief Executive Officer
(Principal Executive Officer)

December 15, 2009	By:/s/ Matthew G. Jones
Matthew G. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)