Form 10-K
period 2010-01-31
CONVERA Corp
filed 2010-05-18
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31989

CONVERA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1987541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1919 Gallows Road, Suite 1050 Vienna, Virginia 22182
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (703)  761 - 3700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Class A Common Stock, $0.01 par value

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2009 (based on the closing sales price as reported on the NASDAQ Global Market System) was $3,466,036.

The number of shares outstanding of the registrant's Class A common stock as of April 9, 2010 was 53,501,183.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

The Index to Exhibits begins on Page 40

CONVERA CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2010

FORWARD-LOOKING STATEMENTS

The statements contained in this annual report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), including without limitation statements about the expectations, beliefs, intentions or strategies regarding the future of Convera Corporation (hereinafter referred to as “Convera,” the “Company,” “we,” “us” and “our” through this document). Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements regarding our future expectations, performance, plans and prospects as well as assumptions about future events. All forward-looking statements included in this annual report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties discussed under the heading “Risk Factors” below. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of such factors, including those set forth in this annual report.

ITEM 1.	BUSINESS AND PLAN OF LIQUIDATION

Convera Corporation was established through the combination of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division on December 21, 2000.  Convera previously provided vertical search services to trade publishers. Convera’s technology and services were designed to help publishers build a loyal online community and increase their internet advertising revenues.

As the global economic downturn deepened in early and mid 2009 and our stock price continued to fall, in an effort to curtail continuing losses, preserve cash and maximize value for our stockholders, the board of directors (the “Board”) and management of Convera developed a plan of dissolution and liquidation (the “Plan of Dissolution”), after reviewing our business and financial conditions and long-term prospects and considering various alternatives. On September 22, 2009 our majority stockholders approved the Plan of Dissolution by written consent providing for our complete dissolution and liquidation.  On December 31, 2009 the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission with respect to, among other things, the Plan of Dissolution.  The Information Statement was mailed to stockholders on January 8, 2010.

On January 29, 2010, the Company’s Board authorized the filing of a Certificate of Dissolution according to the Plan of Dissolution. The Plan of Dissolution contemplates the orderly sale of the Company's remaining assets and the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders.  Additionally, the Company set the record date of February 8, 2010 for an initial liquidating distribution and declared an initial liquidating cash distribution of $0.10 per share to stockholders as of the record date.  Immediately after the close of market on February 8, 2010, the Company closed its stock transfer books and the trading of its stock on the NASDAQ Stock Market ceased at the same time.  Accordingly, February 8, 2010 is the record date for all stockholder distributions by the Company.

After the close of market on February 8, 2010, the Company filed a Certificate of Dissolution with the Delaware Secretary of State, pursuant to the Plan of Dissolution.  The description of the terms and conditions of the Plan of Dissolution in our current report on Form 8-K filed on June 4, 2009 and a copy of the Plan of Dissolution filed as Exhibit 2.2 thereto are incorporated herein by reference.

On February 9, 2010, in connection with the Plan of Dissolution, the Company completed a merger (the “Merger”) of its wholly-owned subsidiaries B2BNetSearch, Inc., a Delaware corporation (“B2B”), and Convera Technologies, LLC, a Delaware limited liability company (“Technologies”), with and into VSW2, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Vertical Search Works, Inc., a Delaware corporation (“VSW”) and a parent company of Firstlight Online Limited, a U.K. company (“Firstlight”).  The Merger was conducted pursuant to an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 22, 2009 by and among Convera, B2B, Technologies, VSW, and certain related parties.  Upon the completion of the Merger, Convera and the pre-Merger VSW shareholders each own 33.3% and 66.7% of the total outstanding common stock of VSW, respectively. The description of the terms and conditions of the Merger Agreement in our current report on Form 8-K filed on September 28, 2009 and a copy of the Merger Agreement filed as Exhibit 2.1 thereto are incorporated herein by reference.

Upon the closing of the Merger on February 9, 2010, all the employees of Convera resigned from Convera and joined VSW.  Patrick C. Condo also ceased to be the President and Chief Executive Officer of Convera upon the closing of the Merger, pursuant to a Transition Agreement by and between Convera and Mr. Condo dated May 29, 2009.  The description of the terms and conditions of Mr. Condo’s Transition Agreement in our current report on Form 8-K filed on June 4, 2009 and a copy of the Transition Agreement filed as Exhibit 10.1 thereto are incorporated herein by reference.

Matthew G. Jones remains the only officer of the Company after the Merger.  Pursuant to a Transition Agreement between Convera and Mr. Jones dated April 22, 2010, Mr. Jones will continue to serve the Company as Chief Financial Officer in his capacity as a consultant, not an employee, of the Company.  On May 18, Mr. Jones was also appointed the acting Chief Executive Officer of the Company by the Board of Directors. The description of the terms and conditions of Mr. Jones’ Transition Agreement in our current report on Form 8-K filed on April 27, 2010 and a copy of the Transition Agreement filed as Exhibit 10.1 thereto are incorporated herein by reference.

For all periods before the Board authorized the filing of the Certificate of Dissolution on January 29, 2010, the Company’s financial statements are presented on a going concern basis of accounting. As required by generally accepted accounting principles, the Company adopted a liquidation basis of accounting immediately after the close of business on January 29, 2010. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate.

At January 31, 2010, the Company’s net assets in liquidation aggregated $10.6 million, or $0.20 per share based upon 53,501,183 shares of common shares outstanding at January 31, 2010, compared to net assets of $22.7 million, or $0.42 per share based upon 53,501,183 shares of common stock outstanding at January 31, 2009.  Included in that total is an amount representing the operating business related assets and liabilities which were contributed by the Company to B2B and Technologies and subsequently included in the Merger. The net value of those assets and liabilities at January 31, 2010 is estimated at net realizable value and represents the estimated net realizable value of the Company’s 33.3% investment in VSW. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes a reserve for future estimated general and administrative expenses and other costs during the liquidation. Estimated net realizable value reflects economic changes and various other changed circumstances over recent months. There can be no assurance that these estimated values will be realized. Such amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company, if any.

Further liquidation distributions, if any, will be made in cash or in kind, including in stock or ownership interests in VSW and remaining assets of the Company. The timing and amount of interim liquidating distributions and final liquidating distributions will depend on the amount of the Company’s existing cash, the amount of liabilities, the timing of the payment or satisfaction of liabilities, the amount of proceeds the Company will receive upon the sale of the Company’s remaining assets, primarily intangible assets (intellectual property), which is not expected to be significant, and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any liquidating distributions prior to a final liquidating distribution.

Convera’s common stock stopped trading on the NASDAQ stock market after February 8, 2010 upon the filing of the Certificate of Dissolution.  However, the common stock continues to be traded on Pink Sheets.  Pink Sheets is not a stock exchange.  Rather, it is an electronic quotation system operated by Pink OTC Markets that displays quotes from broker-dealers for over-the-counter (OTC) securities.  Convera is headquartered at 1919 Gallows Road, Vienna, VA  22182.  Our main corporate telephone number is (703) 761-3700.

As of January 31, 2010 and 2009, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera and currently hold one seat on the Board of Directors, and would therefore be able to influence the outcome of matters requiring a stockholder vote.

BUSINESS PRIOR TO LIQUIDATION

Convera provided vertical search services to trade publishers. Our technology and services were designed to help publishers build a loyal online community and increase their internet advertising revenues. With the use of our vertical search services, our customers could create search engines customized to meet the specialized information needs of their audience by combining publisher proprietary content with an authoritative subset of the World Wide Web. The result was a more relevant and comprehensive search experience for the user designed to drive traffic to the publishers’ websites.

Revenues for our vertical search services were generated under two different pricing models that were determined at the time that the contract with the publisher was executed. These pricing models resulted in us either receiving a percentage of the publishers’ advertising revenues earned by the search sites or from selling a fixed quantity of searches executed on the search site each month for a fixed monthly fee. Many of our ad share contracts with publishers also contained minimum fees that we were entitled to receive until website advertising revenue generated by the publishers’ search sites exceeded these minimum amounts. We could also generate revenues from hosting publisher websites and from providing technical staff training. We offered professional services to customize publisher websites and optimize search engines, as well as website monetization consulting. Our Converanet service, which was launched in December 2008, was designed to drive traffic to our publisher sites also generates revenues from selling advertising on its site.

The first publisher search site using our vertical search services was launched in November 2006. Our sales and marketing efforts targeted the top 50 business-to-business publishers in both the United States and United Kingdom, with the goal of building the largest collection of search-based professional user websites on the internet.

SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION

While operating under the going concern basis of accounting we had one reportable segment.  Prior to our agreement on March 31, 2007 to sell the assets of the Enterprise Search business to FAST, we operated under two reportable segments: the Enterprise Search segment and the vertical search segment (previously entitled our Excalibur web hosting product).  Revenue, expenses and cash flows related to the Enterprise Search business have been reflected as discontinued operations in the Consolidated Statements of Operations and of Cash Flows.

Three customers accounted for a total of 54% of the revenues generated in the period from February 1, 2009 to  January 29, 2010, accounting for 30%, 13% and 11%, respectively. Two customers accounted for a total of 66% of the revenues generated in the year ended January 31, 2009, accounting for 47% and 19%, respectively. One customer accounted for 82% of total revenue during the year ended January 31, 2008.

Our revenues were earned principally from customers located in the United States and in the United Kingdom.  For geographic area revenues and long-lived assets information, see Note 14, “Segment Reporting” in the Notes to Consolidated Financial Statements.

EMPLOYEES

We had 30 employees at January 31, 2010.  All employees resigned on or as of February 9, 2010 upon the Merger and joined VSW.  See Item 1A. “Risk Factors” for a discussion of some of the risks we face related to our former employees.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the SEC are available on the SEC’s website (http://www.sec.gov).

Item 1A.                      Risk Factors

In addition to the other information contained in this Form 10-K, you should carefully read the following risk factors. The Plan of Dissolution involves significant risks and uncertainties, including, without limitation, the risk factors identified below. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our dissolution and the amount and timing of any distributions to stockholders.  If any of the following risks actually occur, the ultimate value of distributions to stockholders could decline substantially.  Additionally, if any of the following risks actually occur, the value of the shares of VSW’s common stock we received in the Merger may decline substantially. The discussion below and elsewhere in this report also includes forward-looking statements, and actual events may differ substantially from those discussed in these forward-looking statements as a result of the risks discussed below.

Our stockholders may be liable to our creditors for part or all of the amount received from us in dissolution if reserves are inadequate.

We established a contingency reserve of $3,000,000 in cash designed to satisfy any additional claims and obligations that may arise. Although our board of directors believes such reserve is adequate for payment of our known and unknown liabilities, any contingency reserve may not be adequate to cover all of our obligations and claims against us due to the uncertainty of unknown liabilities. Under Delaware law, if we fail to create an adequate contingency reserve for payment of our claims and obligations during the three-year period after we file the Certificate of Dissolution, each of our stockholders could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any of our stockholders would be limited to the amounts previously received by such stockholder in dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the distributions previously made to such stockholder, and a stockholder could receive nothing from us under the Plan of Dissolution. Moreover, if one of our stockholders has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

The amount of operating expenses incurred by the Company during its winding down may be higher than expected.

The Plan of Dissolution contemplates the orderly sale of the Company's remaining assets and the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders.  The amount of operating expenses incurred by the Company during its winding down may be higher than expected.  If the expenses to operate the Company in accordance with the Plan of Dissolution are higher than expected, the amount of cash to be ultimately distributed to stockholders may be reduced.

Our company and Firstlight have had a history of operating losses prior to the Merger and VSW will likely incur future losses after the Merger; if such losses occur and VSW is unable to achieve profitability, the value of its stock, which we received in the Merger, will likely suffer.

As of January 31, 2010, we had an accumulated deficit of approximately $1.2 billion. We have operated at a loss for each of the past three fiscal years. For the fiscal years ended January 31, 2010, 2009 and 2008 our net losses were approximately $12.4 million, $22.6 million and $9.1 million, respectively. Our loss from continuing operations for the fiscal years ended January 31, 2010, 2009 and 2008 was $12.4 million, $22.6 million and $27.0 million, respectively. We expect that VSW will continue the trend of significant operating losses and uses of cash until the revenue base for its vertical search services and editorial related advertising grows to sufficient levels to support its expenses. Firstlight has also operated at a loss for each of the past three fiscal years. For the fiscal years ended December 31, 2008, 2007 and 2006, Firstlight’s net losses were approximately $2.6 million, $3.0 million and $3.7 million, respectively. Accordingly, we cannot assure you that VSW will generate the revenues required to achieve or maintain profitability in the future or that the value of its common stock will be material. VSW’s failure to achieve and sustain its profitability will negatively impact the market value of its common stock.

VSW may need additional capital. If VSW cannot raise capital when needed or cannot raise capital at reasonable terms, its business and financial conditions may be materially impacted; if VSW is able to raise additional capital through equity financing, our ownership of VSW may be diluted.

In order to maintain its operation and pursue business strategies, VSW may require additional financing if the internally generated revenues are not sufficient for such purpose, which funding may not be available to VSW on favorable terms, if at all. The availability of such financing is further limited by the recent tightening of the global credit markets, and the lack of investors’ confidence in the equity markets. If VSW is not able to obtain financing when needed or on reasonable terms, its business and financial condition may be materially negatively impacted and thus, the value of our ownership interest in VSW may be materially diminished. If VSW is able to obtain financing through equity issuance, our (and our stockholders’) existing ownership of VSW may be diluted.

The current credit and financial market conditions have had a negative impact on global business environment and may exacerbate certain risks affecting the business of VSW.

The credit and financial markets have experienced unprecedented volatility, stress, illiquidity and disruption around the world recently and may continue to experience such difficulties. Many of our customers have encountered and may continue to encounter much uncertainty and risks due to the weakened business environment and credit availability, particularly in the publishing area. As a result, these customers may be unable to satisfy their contract obligations, may delay payment, or may delay purchasing VSW’s services, which could negatively affect the business and financial performance of VSW. In addition, the weakened business environment has adversely impacted and may continue to adversely impact sales of on-line ads, which could negatively affect any business and general performance. If VSW’s business or financial performance is negatively affected, the net realizable value of our ownership interest in VSW may be materially diminished.

VSW will be in an extremely competitive market, and if it fails to compete effectively or respond to rapid technological change, its revenues and market share will be adversely affected.

The search industry is characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. VSW’s competitors will include many companies that are larger and more established and have substantially more resources than VSW and may include start-ups as well. Potential competitors to VSW may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets which VSW intends to serve. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

In order for VSW’s strategy to succeed, it must provide vertical search services that meet the needs of the business-to-business and specialized publishing companies. VSW will need to invest significant resources in research and development to provide the publishers with leading-edge search technology to help them deliver unique value to their online community and increase online advertising revenues. To effectively compete, VSW will need to continually improve its service offerings and innovate by introducing new services that are responsive to the needs of its users. The development efforts required for this are expensive. If these developments do not generate substantial revenues, VSW’s business and results of operations will be adversely affected and thus, the value of our ownership interest in VSW may be materially diminished. We cannot assure you that VSW will successfully develop any new products or services, complete them on a timely basis or at all, achieve market acceptance or generate significant revenues with them.

VSW currently depends on a few customers for substantially all of its revenues. The loss of, or a significant reduction in orders from, any one of these customers could significantly reduce VSW’s revenues and harm its operating results.

For the year ended December 31, 2009, Firstlight’s two largest customers accounted for approximately 55% of its sales. VSW continues to depend on a few customers for substantially all of its revenues.  The loss of, or a significant reduction in orders from, any of these customers could significantly reduce VSW’s revenues and harm its operating results.

VSW will depend in part on international sales, particularly in the United Kingdom, and any economic downturn, changes in laws, changes in currency exchange rates or political unrest in the United Kingdom or in other countries could have a material adverse effect on VSW’s business.

Significant revenues related to Convera’s previous business, which has been merged into VSW, and a portion of revenues related to Firstlight’s business have been derived from publishers in the United Kingdom. For the year ended January 31, 2010, Convera’s total revenue derived from international sales was approximately $0.2 million, representing approximately 21% of its total revenue. For the year ended January 31, 2009, Convera’s total revenue derived from international sales was approximately $1.0 million, representing approximately 76% of total revenue. For the year ended December 31, 2009, Firstlight’s total revenue derived from sales outside the United States was approximately $471,000, representing approximately 24% of its total revenue. For the years ended December 31, 2008 and 2007, Firstlight’s total revenue derived from sales outside the United States were approximately $187,000 and $445,000, respectively, representing approximately 6% and 19% of its total revenue, respectively.

Convera’s international operations and sales have historically exposed it to longer accounts receivable and payment cycles and fluctuations in currency exchange rates. International sales had been made mostly from its U.K. subsidiary until its closure in January 2009 and are typically denominated in British pounds. As of January 31, 2010, approximately 7% of Convera’s total consolidated accounts receivable were denominated in British pounds. Since exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability. VSW will also offer its services internationally and therefore expose itself to similar risks.

VSW’s international operations may expose it to a variety of other risks that could seriously impede its financial condition and growth. These risks include the following:

•	potentially adverse tax consequences;
•	difficulties in complying with regulatory requirements and standards;
•	trade restrictions and changes in tariffs;
•	import and export license requirements and restrictions;
•	regulations on the operation of the internet in certain countries; and
•	uncertainty of the effective protection of our intellectual property rights in certain foreign countries.

If any of these risks described above materialize, VSW’s international sales could decrease and our foreign operations could suffer.

The planned business model of VSW is new to both businesses and may not attract the planned turnover or generate sustainable profits.

Until recently, Convera offered its customers its services for an agreed upon time period in return for an agreed upon monthly charge or a share of advertising revenues. Firstlight offered its services only in return for a percentage of advertising revenues. The marketing and pricing considerations of Firstlight differ greatly from those of a subscription model. The cash flow characteristics are also different. The new pricing model for the combined business has not been finalized and we expect it to evolve over the first several months after the effectiveness of the Merger. However, VSW presently intends to offer the combined ad-serving, vertical search and micro-site service in return for a share of advertising revenues with an initial down-payment from the publisher, where possible. There can be no assurance that VSW’s pricing model will be widely accepted by current and new customers and, therefore, VSW may experience a decrease in the demand for its products and services, which would harm its results of operations and cash flows.

An unfavorable outcome may result from pending or potential legal proceedings, which could in the future materially and adversely affect VSW’s financial position, results of operations or cash flows in a particular period.

Firstlight is involved in a litigation with its former minority shareholder, Jamara Holdings Limited, and such entity’s chief operating officer and shareholder, Brett Campbell Bailey. Although Firstlight believes these legal proceedings have no merit, the outcome of litigation may be uncertain and the costs associated with defending any litigation may have negative financial and other effects on VSW’s financial position, results of operations or cash flows in a particular period.

If we decide to distribute shares of VSW’s common stock, our stockholders may be required to hold any such shares that are distributed to them for an indefinite period of time.

In accordance with securities laws, we may not distribute shares of VSW’s common stock to our stockholders prior to the one year anniversary of the consummation of the Merger. In addition, the VSW shares subject to distribution are required to be registered. Upon receipt of written notice from us to VSW, VSW is required to use its best efforts to prepare and file, at its own cost, a registration statement on Form 10 with the SEC prior to the date of such distribution, registering VSW’s common stock under the Exchange Act and to cause such common stock to be listed on the NASDAQ Global Market or such other exchange as approved by us and to make other filings required by law.

Although VSW is required to use its best efforts to register and list its common stock before such shares are distributed to our stockholders, there can be no assurance that such registration and listing will be completed and no certainty when the registration and listing will become effective, if ever. As a result, our stockholders may be required under securities laws to hold their shares of VSW common stock for an indefinite period of time as “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted securities, such shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws.

Allen & Company exercises voting control over a significant percentage of our outstanding shares, and our other stockholders may not have an effective say in any matters upon which our stockholders vote.

As of January 31, 2010, Allen & Company beneficially owned approximately 42% of our voting power and would therefore be able to influence the outcome of matters requiring a stockholder vote.  These matters could include offers to acquire us and elections of directors. Allen & Company may have interests which are different than the interests of our other stockholders.

Legislative actions and potential new accounting pronouncements are likely to impact our future financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future and as a result we may be required to make changes in our accounting policies. Compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses.  As a result, we intend to invest reasonably necessary resources to comply with evolving standards, however, such resources are very limited due to the dissolution of our company and the departure of our employees, and such investment may result in increased general and administrative expenses and a diversion of management time.

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

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                 Properties

We do not own any real property.  We presently share office space of approximately 4,800 square feet leased by VSW at 1919 Gallows Road, Suite 1050, Vienna, VA 22182.

Item 3.                 Legal Proceedings

From time to time, our company is engaged in litigation resulting from the ordinary course of our business. There is no pending material litigation to which we are a party or to which any of our property is subject.

Item 4.                 [Removed and Reserved.]

PART II

Item 5.                 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock was listed on the NASDAQ Global Market under the symbol “CNVR” until the close of the market on February 8, 2010, when Convera was delisted in connection with its filing of a Certificate of Dissolution and the trading ceased.

The following table sets forth the high and low sale prices for our Class A common stock on the NASDAQ Global Market for the period from February 1, 2008 through January 31, 2010.  The number of stockholders of record of our Class A common stock as of January 31, 2010 was 779.  There were no shares of our Class B common stock, $0.01 par value, issued or outstanding at January 31, 2010.  An initial cash distribution of $0.10 per share was declared on January 29, 2010 and made on February 16, 2010 to stockholders of record on February 8, 2010.  February 8, 2010 is the record date for all further distributions of the Company.

	High	Low

Fiscal 2010 (February 1, 2009 – January 31, 2010)

First Quarter	$0.28	$0.15
Second Quarter	0.40	0.16
Third Quarter	0.32	0.19
Fourth Quarter	0.26	0.21

Fiscal 2009 (February 1, 2008 – January 31, 2009)

First Quarter	$2.24	$1.33
Second Quarter	1.72	1.03
Third Quarter	1.26	0.32
Fourth Quarter	0.72	0.16

Performance Graph

The following graph is a comparison of the cumulative total return to stockholders of our Class A common stock at January 31, 2010 since January 31, 2005 to the cumulative total return over such period of (i) the NASDAQ Stock Market-U.S., and (ii) the Standard & Poor's Information Technology Index, assuming an investment in each of $100 on January 31, 2005 and the reinvestment of dividends.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Item 6.                 Selected Financial Data

Not applicable.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Annual Report on Form 10-K.

Plan of Dissolution

As the global economic downturn deepened in early and mid 2009 and our stock price continued to fall, in an effort to curtail continuing losses, preserve cash and maximum value for our stockholders, the Board and management of Convera developed the Plan of Dissolution, after reviewing our business and financial conditions and long-term prospects and considering various alternatives. On September 22, 2009 our majority stockholders approved the Plan of Dissolution by written consent providing for our complete dissolution and liquidation.  On December 31, 2009 the Company filed a Definitive Information Statement on Schedule 14C with the SEC with respect to, among other things, the Plan of Dissolution. The Information Statement was mailed to stockholders on January 8, 2010.

On January 29, 2010, the Company’s Board authorized the filing of the Certificate of Dissolution according to the Plan of Dissolution. The Plan of Dissolution contemplates the orderly sale of the Company’s remaining assets and the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders.

The Company contemplates that within three years after the stockholders approval of the Plan of Dissolution, any remaining assets and liabilities will be transferred into a liquidating trust for the benefit of our stockholder if not already distributed to our stockholders. The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed.

On February 9, 2010, in connection with the Plan of Dissolution, the Company completed the Merger of its wholly owned subsidiaries, B2B and Technologies, with and into VSW2, an indirect wholly-owned subsidiary of VSW, and a parent company of Firstlight.  The Merger was conducted pursuant to the Merger Agreement dated as of September 22, 2009 by and among Convera, B2B, Technologies, VSW, and certain related parties.  The description of the terms and conditions of the Merger Agreement in our current report on Form 8-K filed on September 28, 2009 and a copy of the Merger Agreement filed as Exhibit 2.1 thereto are incorporated herein by reference.

On January 29, 2010 the Company set the record date of February 8, 2010 for an initial liquidating distribution and declared an initial liquidating cash distribution of $0.10 per share to stockholders as of record date on the record date.  Immediately after the close of market on February 8, 2010, the Company closed its stock transfer books and the trading of its stock on the NASDAQ Stock Market ceased at the same time. Accordingly, February 8, 2010 is the record date for all further distributions of the Company.

After the close of market on February 8, 2010, the Company filed a Certificate of Dissolution with the Delaware Secretary of State, pursuant to the Plan of Dissolution.  The description of the terms and conditions of the Plan of Dissolution in our current report on Form 8-K filed on June 4, 2009 and a copy of the Plan filed as Exhibit 2.2 thereto are incorporated herein by reference.

For all periods before the Board authorized the filing of the Certificate of Dissolution on January 29, 2010, the Company’s financial statements are presented on the going concern basis of accounting. As required by generally accepted accounting principles, the Company adopted the liquidation basis of accounting immediately after the close of business on January 29, 2010.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash is adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders. If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our stockholders will be reduced.

Based on our projections of estimated operating expenses and liquidation costs as of January 31, 2010, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $10.6 million, or $0.20 per share based upon 53,501,183 shares of common stock outstanding at January 31, 2010.  An initial distribution of $0.10 per share was made on February 16, 2010 to stockholders of record on February 8, 2010. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with the implementation of the Plan of Dissolution.

As disclosed above, the Company completed the Merger of its wholly-owned subsidiaries B2B and Technologies with and into VSW2, an indirect wholly-owned subsidiary of VSW.  Included in the valuation of assets is an amount representing the operating business related assets and liabilities which were included in the Merger. The net value of those assets and liabilities is estimated as net realizable value and represents the estimated net realizable value of the Company’s 33.3% investment in VSW. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Convera is currently disputing a $0.8 million breach of contract claim by AT&T Corp. and may be subject to other litigation arising in the past normal course of business, the outcome of which is not presently known.  An unfavorable outcome of the litigation may reduce cash available for distribution to stockholders. In addition, we may be subject to final examination by taxing authorities; thus any calculated gain over the cost basis of the liquidated assets not offset by our net operating loss carryforwards may vary from ultimate amounts, which may cause our final distributions to change perhaps significantly. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to stockholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net Assets in Liquidation.

Although our Board has not established a firm timetable for further liquidating distributions, the Board intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.  Further liquidation distributions, if any, will be made in cash or in kind, including in stock or, ownership interests in, subsidiaries of the Company and remaining assets of the Company. The timing and amount of interim liquidating distributions and final liquidating distributions will depend on the timing and amount of proceeds the Company will receive upon the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any liquidating distributions prior to a final liquidating distribution.

During the liquidation of our assets, the Board may authorize the Company to pay any brokerage, agency and other fees and expenses of persons rendering services, including accountants and tax advisors, to the Company in connection with the collection, sale, exchange or other disposition of the Company’s property and assets and the implementation of the Plan of Liquidation.

Overview of Business (Going Concern Basis)

We previously provided vertical search services to trade publishers. Our technology and services helped publishers to build a loyal online community and increase their internet advertising revenues.  Utilizing our vertical search services, our customers could create search engines customized to meet the specialized information needs of their audience by combining publisher proprietary content with an authoritative subset of the Web.  On March 31, 2007, we agreed to sell the assets of our Enterprise Search business for $23.0 million in cash to Fast Search and Transfer, Inc. (“FAST”). This transaction closed on August 9, 2007 with FAST assuming certain obligations of the business and retaining certain employees serving its Enterprise Search customers. Accordingly, revenues and expenses and cash flows related to the Enterprise Search business for the periods prior to this transaction closing have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows.  See further discussion in Note 3, “Discontinued Operations” in the Notes to Consolidated Financial Statements.

Our principal source of revenue was provided through sales of our vertical search services to the websites of publishers of trade business and specialist publications. Our vertical search technology was a hosted application sold as a service to the publishers.  We generated our revenues from contracts based on search volume or by receiving a percentage of publishers’ advertising revenues earned by the search sites. Many of our contracts with publishers contained monthly minimum fees that we were entitled to receive until website advertising revenue generated by the publishers’ search sites exceeded those monthly minimum amounts.  Revenues were also generated from hosting publisher web sites and from providing technical staff training. We offered professional services to customize publisher web sites and optimize search engines, as well as web site monetization consulting.

We utilized an AT&T facility to host our vertical search services.  This facility, located in Dallas, Texas, operated under a master hosting arrangement that expires in July 2010 with an annual option for an extension of an additional 12 months.  We also maintained a hosting facility in San Diego, CA, which was vacated on January 31, 2008 in an effort to appropriately scale our hosting infrastructure. The AT&T hosting agreement and the assets housed there were transferred with the remainder of our operating assets and liabilities to B2B and included in the Merger.

Recently Issued Accounting Standards

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

In May 2009, the FASB issued accounting standards under ASC 855 “Subsequent Events” (previously SFAS No. 165) and an amendment in February 2010, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855, as amended, specifically requires an SEC filer to evaluate and disclose subsequent events through the date that the financial statements are issued.  The new standards were effective for interim and annual periods ended after June 15, 2009 and the amendment is effective for interim or annual periods ending after June 15, 2010. The implementation of these standards did not have a material effect on the Company’s results of operations and financial position.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  For a comprehensive discussion of our significant accounting policies, see Note 2 in the accompanying consolidated financial statements included in this Form 10-K.  As of January 31, 2010 we did not have any material ownership interest in any entities that are not wholly owned and consolidated subsidiaries, although we subsequently own 33.3% of the equity interest of VSW upon the closing of the Merger on February 9, 2010. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base those estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies reflect the more significant judgments and estimates used in the preparation of this discussion of our financial condition and results of operations.

Basis of Presentation

Liquidation Basis of Accounting

With the authorization of the filing of the Certificate of Dissolution by the Board, the Company adopted the liquidation basis of accounting effective as of the close of business on January 29, 2010. The liquidation basis of accounting will continue to be used by the Company until such time that the Plan of Dissolution is terminated. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with the implementation of the Plan of Dissolution based on the assumptions set forth below. The actual values and costs associated with the implementation of the Plan of Dissolution are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company’s costs will vary with the length of time it operates under the Plan of Dissolution. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation.

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on January 29, 2010, the date the Board authorized the filing of the Certificate of Dissolution, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were adjusted to estimated settlement amounts. Such value estimates were updated by the Company as of January 31, 2010. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities included in the Statements of Net Assets in Liquidation at January 31, 2010.

 Net Assets in Liquidation

The majority of the net assets in liquidation at January 31, 2010 was highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value. Cash, accounts receivable and other assets are presented at face value. The Company’s remaining asset is the value of the operating assets and liabilities that were contributed in the Merger. This asset represents the expected net realizable value of the Company’s 33.3% investment in VSW after the completion of the Merger.

The Company engaged Hempstead & Co., Inc. to assess the liquidation value of the Company’s 33% interest in VSW as of January 31, 2010.  In its fairness opinion dated May 29, 2009, Hempstead assessed the value indication associated with a one-third equity interest in VSW based upon the discounted cash flows methodology. Specifically, under a discounted cash flows methodology, the value of a company’s stock is determined by discounting to present value the expected returns that accrue to holders of such equity. Projected cash flows for VSW were based upon projected financial data prepared by our management. Estimated cash flows to equity holders were discounted to present value based upon a range of discount rates, from 25% to 35%. This range of discount rates is reflective of the required rates of return on later-stage venture capital investments. Accordingly, in the Merger Agreement, the parties assigned a going concern valuation of $7.0 million to the shares of VSW to be received by Convera.  Using liquidation value standards and applying a lack of marketability discount, lack of control discount, a provision for the cost of selling the interest as well as the additional cash contribution expected to be made by Convera to the $7.0 million going concern valuation, resulted in a liquidation value or net realizable ownership value of $1.9 million as of January 31, 2010. This amount is reflected on the Consolidated Statement of Net Assets in Liquidation as the $0.2 million estimated net realizable value of operating assets and liabilities contributed in Merger and $1.7 million of cash contributed concurrent with the Merger included in cash and cash equivalents as of January 31, 2010.

Reserve for Estimated Costs during the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan of Dissolution. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance and staff transition bonuses, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs during the Liquidation Period: (in thousands)

	Estimated cost	Adjustments and Payments	Balance January 31, 2010
Payroll, benefits, severance and retention costs	$1,347	$(19)	$1,328
Professional fees	300	-	300
Other general and administrative costs	1,084	(402)	682
Total	$2,731	$(421)	$2,310

Going Concern Basis of Accounting

For all periods before the Board authorized the filing of the Certificate of Dissolution on January 29, 2010, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from February 1, 2009 to January 29, 2010 and the fiscal years ended January 31, 2009 and 2008.

Revenue Recognition

Revenue from our vertical search service offering consisted of hosted services, professional services and advertising revenue shares.  Our vertical search services revenues were recognized in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”. We evaluate vertical search services arrangements that have multiple deliverables, in accordance with Emerging Issues Task Force (“EITF”) Abstract Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”  Judgment is required in interpreting a revenue contract to determine the appropriate accounting for the transaction.  Multiple deliverable arrangements that contain elements that do not qualify as separate units of accounting were recognized ratably over the term of the hosting arrangement.  Our vertical search service contracts typically included advertising share revenue agreements, and may include monthly contract minimum service fees.  Monthly contract minimums and other hosting fees or set-up fees were recognized ratably over the term of the hosting agreement.  Advertising share revenues were recognized when earned under the provisions of the hosting agreement.  Revenue from training and professional services was recognized when the services are performed.  In addition, in all cases, to recognize revenue we needed to assess whether the price was fixed and determinable, whether persuasive evidence of an arrangement existed, whether the service had been delivered and whether collection of the receivable was reasonably assured.

Provision for Doubtful Accounts

A considerable amount of judgment was required in assessing the ultimate realization of individual accounts receivable balances and determining whether a provision for doubtful accounts is warranted.  Our determination was based on an analysis of our historical collection experience and our portfolio of customers taking into consideration the general economic environment as well as the industry in which we operate.  To the extent we did not recognize deterioration in our customers’ financial condition in the period it occurs, or to the extent we did not accurately estimate our customers’ ability to pay, the amount of bad debt expense recognized in a given reporting period was impacted.  At January 29, 2010, we determined that a provision for estimated losses resulting from the inability of our customers to make the required payments of $91,000 was required. A provision for doubtful accounts of $165,000 was required at January 31, 2009.

Impairment of Long-Lived Assets

We evaluated all of our long-lived assets for impairment in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.”  ASC 360 requires that we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. This review requires significant judgments both in assessing events and circumstances as well as estimating future cash flows.  Should events indicate that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment. The determination of fair value is inherently an estimate and requires significant judgment. See Note 4, “Impairment of Long-Lived Assets” in the accompanying consolidated financial statements included in this Form 10-K for information about the impairment charges we have taken.

Software Development Costs

Our software development costs were accounted for in accordance with ASC 350 “Intangibles – Goodwill and Other”. We expensed costs incurred in the preliminary project stage and, thereafter, we capitalized permitted costs incurred in the development or acquisition of internal use software.  Certain costs such as research and development, maintenance and training were expensed as incurred. Amortization of the capitalized costs was performed on a straight-line basis over the estimated use life of the asset.  No software development costs have been capitalized in fiscal year 2010.

Accounting for Income Taxes

We follow the provisions of ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates in each jurisdiction where we operate, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.  We calculate estimated income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets is principally dependent upon the achievement of projected future taxable income. If the estimates and related assumptions change in the future we may be required to adjust our valuation allowance against our deferred tax assets, resulting in a benefit or a charge to income in the period such determination is made. As of January 29, 2010, we had recorded a full valuation allowance against the net deferred tax asset. It is unlikely that this valuation will change as the Company will lose the net operating loss carryforwards upon its liquidation.

Significant judgment is required in evaluation our uncertain tax positions and determining the valuation allowance applied to deferred tax assets. We have concluded that there are no uncertain tax positions requiring recognition in our consolidated financial statements.

Stock-Based Compensation

On February 1, 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with ASC 718, “Share-Based Payment” that addresses the accounting for stock-based compensation.  ASC 718 requires that stock based compensation be accounted for using a fair value based method. We use the Black-Scholes-Merton (“Black–Scholes”) option pricing model to determine the fair value of stock-based awards under ASC 718. We are required to make significant judgments and estimates in the application of ASC 718, in particular with regards to forfeiture rates, volatility and expected life assumptions.  If any of the assumptions used in the Black-Scholes model change, stock based compensation expense could differ materially in the future from that recorded in the current period.

Results of Operations (Going Concern Basis)

For all periods before the Board authorized the filing of the Certificate of Dissolution on January 29, 2010, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from February 1, 2009 to January 29, 2010 and the fiscal years ended January 31, 2009 and 2008. References to fiscal year 2010 or fiscal 2010 refer to the period of February 1, 2009 to January 29, 2010

For the fiscal year 2010 total revenues were $0.8 million compared to total revenues of $1.3 million in fiscal year 2009. The net loss for fiscal 2010 was $12.4 million or $(0.23) per common share, compared to a net loss of $22.6 million or $ (0.42) per common share in fiscal year 2009.

For the fiscal year ended January 31, 2008, total revenues from continuing operations were $1.1 million. The loss from continuing operations for fiscal 2008 was $27.0 million, or $(0.51) per common share. The net loss of $9.1 million or $(0.17) per common share in fiscal year 2008 includes a $17.9 million gain from the sale of discontinued operations or $0.34 per share.

The following chart summarizes the components of revenues and the categories of expenses on a going concern basis, including the amounts expressed as a percentage of total revenues, for the fiscal year 2010 and the fiscal years ended January 31, 2009 and 2008, respectively (dollars in thousands):

	Components of Revenue and Expenses (Going Concern Basis)						Increase (Decrease)
	February 1, 2009 to		Fiscal years ended January 31,				From 2009	From 2008
	January 29, 2010		2009		2008		to 2010	to 2009
	$	%	$	%	$	%	%	%
Continuing Operations:

Revenue	$800	100%	$1,341	100%	$1,118	100%	-40%	20%

Expenses:
Cost of revenues	2,613	327%	7,003	522%	9,660	864%	-63%	-28%
Sales and marketing	882	110%	3,340	249%	3,880	347%	-74%	-14%
Research and product development	2,405	301%	4,668	348%	4,652	416%	-48%	0%
General and administrative	5,369	671%	7,040	525%	11,179	1000%	-23%	-37%
Impairment of long-lived assets	-	0%	3,133	234%	603	54%	-100%	420%
Total operating expenses	11,269	1409%	25,184	1878%	29,974	2681%	-55%	-16%

Operating loss	(10,469)		(23,843)		(28,856)

Foreign currency translation adjustment	(1,961)						100%	-
Other income, net	44		1,257		1,815		-96%	-31%

Loss before taxes	(12,386)		(22,586)		(27,041)		-45%	-16%
Income tax benefit	-		-		-		0%	0%
Loss from continuing Operations	(12,386)		(22,586)		(27,041)		-45%	-16%

Discontinued Operations:

Income from discontinued operations	-		-		20		0%	-100%
Gain on sale on disposal of discontinued operations	-		-		17,925		0%	-100%
Income from discontinued operations	-		-		17,945		0%	-100%

Net loss	$(12,386)		$(22,586)		$(9,096)		-45%	148%

Continuing Operation:

Revenues

Hosted vertical search services revenue for fiscal year 2010 decreased by 40% to $0.8 million from $1.3 million for fiscal year 2009.  This decrease is due to an overall decrease in the number of customers served and the vertical search sites in production generating revenue.  During fiscal year 2010 there were 16 sites in production generating revenue, compared to 22 revenue generating sites in fiscal year 2009.

As of January 29, 2010, there were a total of 57 Convera supported websites in production compared to 51 such sites at January 31, 2009. Revenue from international operations is generated from publishers located primarily in the United Kingdom. International revenues were $0.2 million in the period ended January 29, 2010 and were $1.0 million in the year ended January 31, 2009.

Three customers accounted for a total of 54% of the revenues generated in the period ended January 29, 2010, accounting for 30%, 13% and 11%, respectively. Two customers accounted for a total of 66% of the revenues generated in the year ended January 31, 2009, accounting for 47% and 19%, respectively. One customer accounted for 82% of total revenue during the year ended January 31, 2008.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue decreased 63% to $2.6 million for the fiscal year 2010 from $7.0 million for the fiscal year 2009. This decrease includes a $2.0 million decrease in depreciation expense due to taking impairment charges in the prior fiscal year and a $1.7 million decrease in personnel-related expenses due to reductions in headcount. Cost of revenues decreased 28% to $7.0 million for fiscal year 2009 from the fiscal year 2008, due principally to a $1.8 million decrease in hosting costs related to the closing of the San Diego hosting center and $1.3 million decrease in compensation expense resulting from restructuring actions and consulting expense due to lower foreign language translation requirements in fiscal 2009 offset by $0.4 million increase in depreciation and software maintenance costs related to software licenses acquired and placed into service after January 31, 2008. Cost of revenue headcount decreased to an average of six for fiscal year 2010 from an average of 17 for fiscal year 2009.

Sales and Marketing

Sales and marketing expense decreased 73% to $0.9 million for fiscal year 2010 from $3.3 million for fiscal year 2009. The decrease in sales and marketing expense includes a $2.2 million decrease in personnel-related costs due to restructuring actions in fiscal year 2009 and $0.2 million decrease in marketing program costs due to less marketing efforts. Fiscal year 2009 expenses decreased 14% to 3.3 million from fiscal year 2008 due to decreased marketing program efforts, sales commission and facility costs stemming from restructuring and downsizing of the U.K. office in early fiscal 2009. Sales and marketing head count decreased to an average of four for fiscal year 2010 from an average of eight for fiscal year 2009.

Research and Development

Research and product development costs decreased 48% to $2.4 million for fiscal year 2010 from $4.7 million for fiscal year 2009. The decrease in research and product development costs is principally due to a $2.1 million decrease in personnel-related costs stemming from restructuring actions taken in the prior fiscal year. Research and product development costs for fiscal year 2009 remained level at $4.7 million due to a combination of $0.4 million increase in personnel related costs and a $0.3 million increase in stock compensation expense, offset in part by a $0.3 million decrease in facilities cost stemming from the restructuring actions taken in 2008 and a $ 0.2 million decrease in consulting costs due to reduced language translation requirements in fiscal 2009. Research and development headcount decreased to an average of eight for fiscal year 2010 from an average of 23 for fiscal year 2009.

General and Administrative Expenses

General and administrative expense decreased 23% to $5.4 million for fiscal year 2010 from $7.0 million for fiscal year 2009. The decrease includes a $1.8 million reduction in personnel-related costs due to lower staffing levels, a $.3 million decrease in accounting fees and $0.2 million decrease in depreciation and other corporate expenses offset by a $0.7 million increase in legal fees related to the Merger. For fiscal year 2009, general and administrative expense decreased 37% to $7.0 million from fiscal year 2008 due to a $2.1 million reduction in third-party legal fees related to the settlement of lawsuits in fiscal 2008 as well as a $0.7 million reduction in costs related to a settlement fee paid to DSMCi in fiscal 2008.  Additionally, consulting expenses decreased $0.3 million, accounting fees were reduced $0.7 million and there was a $0.8 million decrease in compensation costs resulting from lower staffing levels, offset by a $0.7 million increase in stock compensation expense. General and administrative headcount decreased to an average of 11 for fiscal year 2010 from an average of 16 for fiscal year 2009.

Impairment of long-lived Assets

During the quarter ended January 31, 2009, an analysis of our Ad server and related hosting group identified several asset impairment indicators.  These indicators included failure to achieve forecasted operating results, the lack of significant new contracts and the general economic downturn that slowed investment in online publishing.  These conditions and events indicated that the carrying value of this asset group, consisting primarily of network hosting equipment and related software, was not recoverable.  Accordingly, we completed an impairment test in accordance with our accounting policy for this asset group, which resulted in an impairment charge of $3.1 million for the year ended January 31, 2009. To determine the amount of the impairment charge, we were required to make estimates of the fair value of the assets in this group, and these estimates were based on the use of the income approach to determine the fair value of the software and a third party appraisal for the equipment.

Foreign Currency Translation Adjustment

As of January 29, 2010 our investment in our U.K. and Canadian subsidiaries had been substantially liquidated.  Accordingly the amounts previously recorded through other comprehensive income and included as a separate component of shareholders equity were eliminated from the cumulative translation component of shareholders equity and recorded as a $2.0 million expense under the caption “Foreign currency translation adjustment” in the consolidated financial statements for fiscal year 2010.  This amount represents the cumulative translation adjustment previously related to the conversion of the balance sheets of our foreign subsidiaries in their respective local currency to the reporting or functional currency of Convera Corporation.

Other income

Other income decreased to $44,000 for fiscal year 2010 from $1.3 million for fiscal year 2009 due to the combined effects of a lower average cash balance and lower interest rates as well as a $0.7 million increase in other income in fiscal year 2009 related to the delivery of a discontinued product to a U.S. government customer.  Other income decreased to $1.3 million for the year ended January 31, 2009 from $1.8 million in the comparable period of the prior fiscal year and includes the aforementioned $0.7 million earned from the delivery of a discontinued product and $0.5 million of interest income.

Discontinued operations

Discontinued operations for the year ended January 31, 2008 included income of $17.9 million from the net gain on the sale of the RetrievalWare enterprise search business. The sale of RetrievalWare was completed in August 2007 and there was no business activity or operating results from discontinued operations during the year ended January 31, 2008.

Contractual Obligations

As of January 31, 2010, we are obligated under certain contractual arrangements to make future payments for goods and services. These contractual obligations were assigned to VSW in accordance with the Merger Agreement and will secure the future rights to various assets and services to be used in the normal course of VSW’s operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments such as operating lease obligations and certain purchase obligations under contracts are not reflected as assets or liabilities on the accompanying consolidated balance sheets.

As of January 31, 2010, we had the following contractual obligations associated with our lease commitments, and other contractual obligations for the periods indicated below:

Contractual Obligations	Payments Due By Fiscal Period (in thousands)
	Total	2011	2012-2013
Operating leases	$545	$213	$332
Other contractual obligations	1,032	1,032	-
Total	$1,577	$1,245	$332

•	Operating lease obligations — represents the minimum lease rental payments under non-cancelable leases, primarily for our office space and operating equipment in various locations around the world.

•
Other contractual obligations — represents the principal amounts due on outstanding contractual obligations relating to our hosting agreements with AT&T for our vertical search product.  In January 2008, we exercised our right to terminate the contract for the San Diego hosting facility (see further discussion in Note 4 of the consolidated financial statements).  The other contractual obligations balance includes the termination obligation due for the San Diego hosting facility of approximately $0.7 million, as well as 100% of the contractual obligation for the Dallas hosting facility, although that agreement is cancelable for a payment of 50% of the remaining balance at the time of cancellation. In June 2009 we exercised our option to extend the AT&T Dallas hosting facility agreement for an additional 12 months through July 31, 2010 at a slight increase in the contractual rate that is not reflected in other contractual obligations.

Liquidity and Capital Resources (Going Concern Basis)

For all periods prior to the Board’s authorization of the Certificate of Dissolution on January 29, 2010, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from February 1, 2009 to January 29, 2010 and the fiscal years ended January 31, 2009 and 2008.

Our balance of cash and cash equivalents at January 29, 2010 as compared to January 31, 2009 is summarized below (in thousands).

	January 29, 2010	January 31, 2009	Change
Cash and cash equivalents	$12,679	$22,754	$(10,075)

At January 31, 2010, our principal source of liquidity was cash of $12.7 million.

Operating activities consumed $10.1 million in cash in fiscal 2010.  The primary use of cash from operating activities was the net loss of $12.4 million. Non-cash expenses included depreciation and amortization expense of $0.4 million and stock-based compensation of $0.4 million. The $2.3 million decrease in depreciation expense during the current year is a result of the impairment write-down to fixed assets in fiscal year 2009 combined with minimal fixed asset purchases in the current year. The $2.5 million decrease in stock-based compensation expense in the current year is due to the cancellation of stock options concurrent with the headcount reduction in the current fiscal year as well as the reduction in service-based option awards over the last two fiscal years. Total Company headcount was 30 at January 29, 2010 compared to 56 at the beginning of the fiscal year. The $3.1 million impairment charge recognized in fiscal 2009 was mainly related to certain acquired software used in our vertical search business. We recorded a $0.6 million impairment charge in fiscal 2008 due to hosting equipment rendered idle in the termination of our hosting arrangement for the San Diego facility.

Reductions to accounts receivable increased operating cash flow by of $0.4 million in fiscal 2010. We experienced aging in accounts receivable due to slower paying publishers in fiscal 2009 resulting in a $0.8 million increase in accounts receivable.  We established a reserve of $91,000 at January 29, 2010 based on an analysis of the overall recoverability of the accounts of several slow paying customers.  A decrease in accounts payable and accrued expenses reduced operational cash flow by $0.7 million in fiscal 2010. The reduction in accounts payable and accrued expenses is a result of the operational restructurings and cutbacks over the last year. An increase to prepaid expenses and other assets reduced operating cash flow by $0.2 million during the current year.  Net cash of $1.7 million was provided by discontinued operations in fiscal 2008.

Investing activities in the current year included $0.1 million of proceeds from the disposal of assets offset by $43,000 in new asset purchases.  Investing activities provided a net of $2.0 million in cash during fiscal 2009. Proceeds of $4.0 million were collected in the finalization and release of the funds held in escrow for the sale of the RetrievalWare Enterprise Search Business to FAST in August 2008, offset in part by our payment during the first quarter of fiscal 2009 of a $1.0 million working capital adjustment related to the sale of the RetrievalWare Enterprise Search business.  Purchases of equipment totaling $1.1 million in fiscal 2009 were partially offset by the proceeds from the sale of assets of $0.1 million. Investing activities provided $12.1 million in cash in fiscal 2008. The sale of the Enterprise Search business provided $16.4 million, net of expense directly related to the transaction. This was offset by $4.3 million used in purchases of equipment and leasehold improvements.  Investing activities of discontinued operations used $4,000 in fiscal 2008.

There were no cash flows from financing activities in fiscal year 2010.  Financing activities used $28,000 for fiscal 2009 related to the repurchase of shares upon completion of a deferred stock agreement with a senior officer of the company in January 2009.  The issuance of common stock related to the exercise of employee stock options and deferred stock arrangements provided a net of $0.6 million in fiscal 2008.

Inflation

We believe that inflation has not had a material impact on the results of our operations to date.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

Our market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  Until its closure in January 2009, international sales were made predominantly from our U.K. subsidiary and were typically denominated in British pounds.  International revenues for the year ended January 29, 2010 were 21% of total revenues.  As of January 29, 2010, approximately 7% of total consolidated accounts receivable are denominated in British pounds.  The majority of these receivables are due within 90 days of the end of fiscal year 2010, and all receivables are due within one year.  Historically, we were exposed to potential foreign currency gains or losses resulting from intercompany accounts that were not of a long-term nature.  We were also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries were translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of January 31, 2010, approximately 7% of our cash and cash equivalents were denominated in British pounds, EUROs and Canadian dollars.  Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less.  We also have certificates of deposit of $76,000 and $450,000 included in other assets which are pledged to collateralize letters of credit required for leased facilities.  Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and our exposure to fluctuations in interest rates is limited.

As of January 29, 2010 our investment in our U.K. and Canadian subsidiaries had been substantially liquidated.  Accordingly the amounts previously recorded through other comprehensive income and included as a separate component of shareholders equity were eliminated from the cumulative translation component of shareholders equity and recorded as a $2.0 million expense under the caption “Foreign currency translation adjustment” in the consolidated financial statements for fiscal 2010.  This amount represents the cumulative translation adjustment previously related to the conversion of the balance sheets of our foreign subsidiaries in their respective local currency to the reporting or functional currency of Convera Corporation.

Item 8.                 Financial Statements and Supplementary Data

Financial statements and supplementary data are submitted as a separate section of this Annual Report on Form 10-K.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).     Controls and Procedures

(a)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, as amended, and for assessing the effectiveness of internal control over financial reporting. Our management, with the participation of our acting Chief Executive Officer and Chief Financial Officer, who is our principal executive and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, our management used the criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management has concluded that we maintained effective internal control over financial reporting as of January 31, 2010, based on the criteria established in COSO's Internal Control – Integrated Framework.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of January 31, 2010. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of each of our directors and executive officers.

Name	Age	Position
Ronald J. Whittier	73	Director
Herbert A. Allen III	42	Director
Jeffrey White	62	Director
Matthew G. Jones	48	Acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

The three directors listed above, all of whom are continuing members of our Board, were nominated and elected as directors of the Company.  The term of the directors commenced on January 29, 2010.

Business Experience of Directors and Officers

Ronald J. Whittier has been Chairman of the Company since the effective date of the business combination transaction (the “Combination”) of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services division which created the Company on December 21, 2000 and was Chief Executive Officer from December 21, 2000 through April 5, 2001. Mr. Whittier is a founder and Chairman of TechFutures, a non-profit school, and has held that position since 1999. Mr. Whittier formerly held the position of Senior Vice President of Intel and General Manager of Intel’s Interactive Media Services division from 1999 until December 21, 2000. From 1995 to 1999, he was responsible for coordinating Intel’s various activities in content, applications and authoring tools. Prior to 1995, he held various jobs at Intel, including manager of Intel Architecture Labs, Director of Corporate Marketing and general manager of the Memory Products Division. Mr. Whittier joined Intel in 1970.  Because of Mr. Whittier’s deep knowledge of our business and industry as well as his detailed and in-depth knowledge of the issues, opportunities and challenges facing us, we believe that he is an invaluable member of our Board of Directors

Herbert A. Allen III has been a director of the Company since January 2002.  He has been President of Allen & Company LLC, an investment banking firm and broker-dealer affiliated with Allen & Company Incorporated, since September 2002. Prior to that, he was a Vice-President and later an Executive Vice President and a Managing Director of Allen & Company Incorporated since 1993. Prior to 1993, Mr. Allen was employed by T. Rowe Price, an investment management firm, and Botts & Company Limited, a funds management and investment company. He is the son of Herbert A. Allen, our significant stockholder.  Mr. Allen has substantial experience in investment banking and management and is familiar with and has designed complex capital structures

Jeffrey White has been a director of the Company since May 2003. Since February 2003, Mr. White has been President of Fare Play, Inc., a consulting company to major league baseball teams. He was self-employed as a consultant from April 2002 until February 2003. From 1991 through 2002, Mr. White served as Senior Vice President and Chief Financial Officer for Major League Baseball, Office of the Commissioner.  Mr. White is an accounting and finance expert and has extensive experience gained through his associations with major league baseball.  As chief financial officer of Major League Baseball he was responsible for financial, auditing, accounting, treasury, risk management and MIS/IT functions for central baseball.

Matthew G. Jones has been the Company’s Chief Financial Officer, Treasurer and Secretary since July 2006. Mr. Jones was also appointed as the acting Chief Executive Officer of the Company by the Board of Directors on May 18, 2010.  Mr. Jones served as the Company’s Vice President of Finance from April 2006 until July 2006.  Prior to joining the Company in April 2006, Mr. Jones was Chief Financial Officer, Treasurer and Secretary of Space Adventures since July 2001 and held a number of senior financial management positions with several publicly-traded and private companies from 1992 through 2001. Mr. Jones is a certified public accountant with seven years of public accounting experience at Price Waterhouse.

Other than specified above, there are no family relationships among any of our directors or executive officers.

Audit Committee

For fiscal 2011, our Audit Committee consists of Mr. Jeffrey White. The Board has determined that Mr. White is an independent director under NASDAQ rules and he is able to read and understand fundamental financial statements. The Board has determined that Mr. White also qualifies as an “audit committee financial expert” as defined by the rules of the SEC. The purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements. The responsibilities of the Audit Committee include appointing and providing the compensation of the independent accountants to conduct the annual audit of our accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to us by our independent registered public accounting firm. The Audit Committee is governed by a written charter, a copy of which is available on our website at www.convera.com. The Audit Committee met four times during the fiscal year ended January 31, 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC thereunder require our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons that no other reports were required for such persons, we believe that during or with respect to the period from February 1, 2009 to January 31, 2010, all of the Section 16(a) filing requirements applicable to our executive officers, directors and ten percent stockholders were complied with on a timely basis.

Item 11.                      Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

For fiscal 2010, the members of the Compensation Committee of the Board of Directors consisted of Messrs. Ajay Menon (Chairman), Eli Jacobs, John Botts and Jeffrey White, each of whom also served as directors on the Board during fiscal 2010.  All Compensation Committee members were independent nonemployee directors as defined under Rule 16b-3 of the Exchange Act and satisfied the director independence requirements of the NASDAQ rules and the definition of “outside director” under Section 162(m) of the Internal Revenue Code. No special expertise in compensation matters was required for appointment to the Compensation Committee.  Given that the Company has filed a Certificate of Dissolution and is in the process of going forward with its Plan of Dissolution, the Company, the Company is not maintaining a Compensation Committee for fiscal 2011.  Any compensation matters that arise until the Plan of Dissolution is completed will be addressed by the Board.

The Compensation Committee was responsible for all components of our executive compensation program and for administering all stock option plans under which stock option grants were made to our executive officers. On an annual basis, the Compensation Committee evaluated the performance and compensation of our Chief Executive Officer and Chief Financial Officer. The Compensation Committee was also authorized to review and recommend the compensation of directors for approval by the full Board. The Compensation Committee took no action to modify director compensation in fiscal 2010.

The Compensation Committee’s charter could be found on our website at www.convera.com by first clicking on “About Convera” and then “Corporate Governance.”  The charter could be modified by a decision of the Compensation Committee, subject to approval by the Board. The Compensation Committee had the authority on its own behalf to retain outside counsel and consultants as the Committee deemed necessary at its sole discretion to advise the Committee on matters within the charter of the Committee and had the sole authority to approve such consultant’s fees and other terms of engagement. The charter gave the Compensation Committee the authority to make decisions on behalf of the Board with respect to matters within its authority and any other duties assigned to it by the Board.  Under its charter, the Compensation Committee also had the authority to delegate to a subcommittee of its members any of its functions, duties and authority but has not done so.

The Compensation Committee met quarterly in conjunction with regularly scheduled Board meetings, and also held meetings via conference call when deemed necessary by the Committee or its chairperson. The agendas were determined through a collaborative process involving the Compensation Committee chairperson, the Chairman of the Board of Directors and our Chief Executive Officer, who sometimes were invited to attend meetings. These officers, if attending or participating in the meeting, were typically excused from the meeting when the Committee discusses their individual compensation or performance and during other executive sessions of the Committee. Our outside counsel also attended the Compensation Committee’s meetings.

Compensation Consultant/Role of Executives

The Compensation Committee did not retain an outside consultant in fiscal year ended January 31, 2010.

Compensation Philosophy

Our current compensation arrangements, which were adopted while our management and Board considered various options to curtail continuing losses, were designed to retain only the necessary key and administrative personnel to carry out a plan to preserve cash and maximize value for our stockholders. The Board ultimately decided shareholder interests were best served by dissolving the Company and approved our Plan of Dissolution.  As a result, certain employees were terminated and employment contracts and arrangements were modified to meet the expected requirements of the Plan of Dissolution.

Prior to adopting the Plan of Dissolution, the foundation of our executive compensation program was based on principles designed to align compensation with our business strategy, values and management initiatives. The program was implemented through three key elements:

•    attract and retain key executives who are critical to our long-term success;
•    integrate compensation programs which link compensation with our annual strategic planning and measurement processes to support a performance-oriented environment; and
•    tie meaningful compensation opportunities to the creation of additional shareholder value.

The Compensation Committee aimed to achieve the first element by paying executive personnel a market base salary. Offering market base salary was designed to provide executive personnel with the benefits of a stable base compensation that is comparable to what they would receive from most of our competitors. The Compensation Committee attempted to achieve the second element through the adoption of an annual variable incentive plan, which tied annual bonus payments to specified annual performance objectives. The Committee endeavored to accomplish the third element by providing executive personnel with meaningful equity compensation awards in order to align executives’ incentives with stockholder value creation.

Components of Executive Compensation

In prior years, our executive compensation program included three components: (1) base salary, (2) an incentive bonus and (3) long-term incentive compensation for our two executive officers.  Our compensation policy typically allocated a substantial portion of the annual compensation of each executive officer to a bonus component contingent upon our performance, as well as the individual performance of each executive officer.  Due to the poor economic climate and in an effort to preserve cash, for fiscal year ended January 31, 2010, our executive officer compensation program included only a base salary for our two executive officers.  The Compensation Committee believed that the total compensation package must be competitive with other companies in the industry to ensure that we would be able to retain and motivate key executives who were critical to the completion of our corporate objectives including the successful completion of the Plan of Dissolution. The Compensation Committee did not employ outside consultants or utilize specific compensation surveys in evaluating competing company compensation policies or financial performance. Instead, the Compensation Committee members rely on their own experience and knowledge of Convera and its industry and also consider that of management and other Board members, in evaluating such factors.

Base Salary.  The Compensation Committee determined the salary ranges for each of our executive officer positions, including the Chief Executive Officer, based upon the scope, level, and strategic impact of the position, and on the historical pay levels of the particular executive officers, as well as information they may have had for similarly positioned executive officers in comparable companies. Annual salary adjustments recognized sustained individual performance by the executive, with overall salary increase funding levels sensitive to both the individual’s and our performance. The Compensation Committee presented the salary recommendations for our executive officers to the Board of Directors for approval. In accordance with NASDAQ requirements, the independent directors were required to approve such compensation. These salary recommendations were based on the executive’s contribution to the Company, experience and expertise.  For fiscal year 2010, no adjustments were made to executive officers’ base salaries.

Long-Term Incentive Compensation.  In March 2008, Mr. Condo, our former President and Chief Executive Officer,  and Mr. Jones were issued 700,000 and 300,000 shares, respectively, of common stock options at an exercise price of $1.92 per share.  These shares had a three year cliff-vesting provision and were contingent on the Company achieving revenue and EBIDTA of $25 million and $2.5 million, respectively, for the fiscal year ended January 31, 2011. As a result of the dissolution of the Company the revenue and EBIDTA contingency components of this plan will not be achieved.

Post-Termination Protection

We had provided for severance payments to our executive officers from time to time through individual employment agreements with such officers. The Compensation Committee believed these severance benefits were important to protect our officers from being involuntary terminated prior to or after a change in control and that the amounts provided for in such agreements were reasonable in nature. In addition, the Compensation Committee believed that these severance benefits aligned executive and stockholder interests by enabling the executive officers to consider corporate transactions that were in the best interests of the stockholders and our other constituents without undue concern over whether the transactions would jeopardize the officers’ own employment. Information regarding these arrangements is provided in the section “Employment Agreements and Other Arrangements.”

Deductibility of Executive Compensation

In making compensation decisions affecting the executive officers, the Compensation Committee considered our ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the Compensation Committee considered the requirements and impact of Section 162(m) of the Internal Revenue Code, which generally disallows a tax deduction for annual compensation in excess of $1 million paid to our named executive officers. Certain compensation that qualified under applicable tax regulations as “performance-based” compensation was specifically exempted from this deduction rule. The cash compensation that we paid to each of our named executive officers during fiscal year ended January 31, 2010 was below $1,000,000. We believe that stock options granted to our named executive officers under our stock option plans would qualify as “performance-based compensation” and therefore are Section 162(m) qualified.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Patrick C. Condo	2010	480,000	—	—		36,922	(3)	516,922
Former President & CEO	2009	480,000	—	—	(1)	6,150	(4)	486,150

Matthew G. Jones	2010	250,000	—	—		7,365	(4)	257,365
Chief Financial Officer	2009	250,000	50,000	—	(2)	6,917	(4)	306,917

(1)
During Fiscal Year 2009 Mr. Condo was granted 700,000 performance based options at an option price of $1.92. The vesting of these options was contingent upon the Company achieving revenue and EBIDTA of $25 million and $2.5 million, respectively, for the fiscal year ended January 31, 2011.  These options were valued using the Black-Scholes option pricing model on the grant date and the aggregate compensation expense if all options were to vest would have been $969,000.  The Company concluded that the achievement of the performances was not probable and accordingly has recorded the value of this award as zero.

(2)
During Fiscal Year 2009 Mr. Jones was granted 300,000 performance based options at an option price of $1.92. The vesting of these options was contingent upon the Company achieving revenue and EBIDTA of $25 million and $2.5 million, respectively, for the fiscal year ended January 31, 2011.  These options were valued using the Black-Scholes option pricing model on the grant date and the aggregate compensation expense if all options were to vest would have been $300,000.  The Company concluded that the achievement of the performances was not probable and accordingly has recorded the value of this award as zero.

(3)	This amount consist of unused vacation paid out pursuant to Mr. Condo’s transition agreement

(4)	This amount consists of matching contributions to our 401(k) plan.

Grants of Plan-Based Awards

There were no equity or non-equity awards granted to our Named Executive Officers during the fiscal year ended January 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option previously awarded to our Named Executive Officers as of January 31, 2010.

Stock Options
Name	Number of Securities Underlying Unexercised Options Exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Patrick C. Condo	100,000		—	4.38	4/27/2010
	429,700		—	4.38	6/8/2011
	750,000	(1)	—	4.71	11/30/2014
	—	(2)	700,000	1.92	3/25/2018

Matthew G. Jones	43,750	(3)	6,250	5.51	7/18/2016
	21,874	(4)	3,126	5.58	7/24/2016
	168,750	(5)	56,250	4.44	12/6/2016
	15,000	(6)	—	3.30	8/21/2007
	—	(2)	300,000	1.92	3/25/2018

(1)	The options vest semi-annually in eight equal installments from the 11/30/2004 grant date.

(2)	The performance-based options have three year cliff vesting from the 3/25/2008 grant date contingent on the attainment of stated revenue and EBIDTA goals.

(3)	The options vest semi-annually in eight equal installments from the 7/18/2006 grant date.

(4)	The options vest semi-annually in eight equal installments from the 7/24/2006 grant date.

(5)	The options vest semi-annually in eight equal installments from the 12/6/2006 grant date.

(6)	The options were fully vested at the 8/21/2007 grant date.

All of Mr. Condo’s stock options vested on the closing date of the merger, and Mr. Condo may exercise vested stock options for a period 90 days after the Merger.  All of Mr. Jones’ stock options terminated on the day of the Merger.

Option Exercises and Stock Vested Table

Our Named Executive Officers did not have any stock awards vested in the fiscal year ended January 31, 2010.  Neither of the Named Executive Officers exercised any options during fiscal 2010.

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

On May 29, 2009, we entered into a Transition Agreement with Mr. Condo, pursuant to which Mr. Condo will transition employment from Convera to Vertical Search Works in conjunction with the Merger Agreement.  In accordance with the Transition Agreement, Convera paid Mr. Condo, among other benefits, an aggregate amount of $480,000 in cash in a lump sum on February 26, 2010. Mr. Condo has signed and delivered a general release in favor of Convera and the release has become effective.  All of Mr. Condo’s stock options vested on the closing date of the merger, and Mr. Condo may exercise vested stock options for a period of 90 days after the merger   Upon the completion of the merger, on February 9, 2010, Mr. Condo’s previous Employment Agreement was superseded by the Transition Agreement and Mr. Condo resigned from his positions at Convera.  A copy of the Transition Agreement is attached as Exhibit 10.14 to this report and incorporated herein by reference.

On December 6, 2006, we entered into an at-will employment agreement with Matthew G. Jones, whereby Mr. Jones agreed to act as our Executive Vice President, Chief Financial Officer and Treasurer. Under his agreement with us, Mr. Jones’ base salary is $250,000 and he is eligible for a bonus of up to $100,000 per fiscal year, depending upon our actual performance compared to our operating plan. The agreement provided Mr. Jones a grant of options to purchase 225,000 shares of our common stock pursuant to our 2000 Stock Option Plan. Mr. Jones’s options vest 12.5% every six months and such vesting accelerates upon a change of control event affecting the Company. Under his employment agreement, if Mr. Jones’s employment is terminated by us (other than for reasons set forth in the agreement) or by Mr. Jones (in circumstances where he is entitled to do so under the agreement), we shall pay Mr. Jones any unpaid base salary, unreimbursed business expenses and accrued vacation through the termination date, as well as a lump sum amount equal to any bonus earned but not paid and up to one year of his then-current base salary, with such payment vesting one month for each month that Mr. Jones served as our Chief Financial Officer, up to the referenced one year.

On April 22, 2010, we entered into a Transition Agreement with Mr. Jones.  Pursuant to the Transition Agreement, Mr. Jones will continue to serve the Company as CFO in his capacity as a consultant to, but not an employee of, the Company.   The scope of Mr. Jones’ consulting services will be those normally performed by a public company chief financial officer.  Mr. Jones will report to the Company’s Board of Directors.

 According to the Transition Agreement, starting from the date of the Merger, Convera will pay Mr. Jones, among other benefits, an annualized compensation in the amount of $50,000 per year, payable on a semi-monthly basis in arrears.  The compensation amount will be “grossed up” by an amount equal to the employer portion of the Medicare tax.  In addition, the Company will pay to Mr. Jones bonus payments as follows: (i) a one-time bonus of $10,000 in the aggregate amount in cash upon completion of the filing of the Form 10-K for fiscal 2010 and (ii) a one-time bonus in an aggregate amount of $30,000 in cash, each less applicable withholdings, in a lump sum upon the final liquidation of the Company in accordance to the Plan, as long as Mr. Jones performs his responsibilities and obligations in accordance with the Transition Agreement and does not breach the Transition Agreement and all filings which Mr. Jones has supervision over are made on a timely basis, as such term is defined in the agreement, including within extended time frame as permitted by the Securities and Exchange Commission.  All of Mr. Jones’ stock options terminated on the date of the Merger.

Mr. Jones’ previous Employment Agreement, entered into on December 6, 2006, was superseded by the Transition Agreement and accordingly the Company paid him an aggregate amount of $250,000 in cash, less applicable withholdings, in a lump sum as his transition fee on February 26, 2010.  In accordance with the Transition Agreement Mr. Jones has signed and delivered to the Company a general release of claims in favor of the Company and related persons.  A copy of the Transition Agreement is attached as Exhibit 10.16 to this report and incorporated herein by reference.

Director Compensation

For fiscal 2010, each non-employee director, with the exception of Herbert A. Allen, Herbert A. Allen III and John C. Botts (each of whom were directors during fiscal 2010), was paid or entitled to $4,000 for attending each meeting of the Board at which there was a quorum, whether in person or by telephone, up to a maximum of $20,000 per fiscal year. In addition, all directors were eligible for reimbursement of their expenses in attending meetings of the Board. Members of the Audit Committee were also paid or entitled to $4,000 for attending each Audit Committee meeting for which there was a quorum, whether in person or by telephone, up to a maximum of $20,000 per fiscal year. Further, each non-employee director was granted options to purchase 25,000 shares of our common stock upon becoming a director. Such options were to vest in six semi-annual installments over three years and have a term of ten years.

For fiscal 2011 and going forward, Jeffrey White will be entitled to $20,000 during the first fiscal quarter of 2011 and $10,000 for each fiscal quarter thereafter as payment for his service on the Board and on the Audit Committee.  Ronald J. Whittier and Herbert A. Allen III have waived their right to receive compensation for their service on the Board.

During the fiscal year ended January 31, 2010, and for the prior two fiscal years, we paid Mr. Ronald J. Whittier, Chairman of the Board of Directors for fiscal 2010, a salary of $100,000 and provided Mr. Whittier with customary employee benefits for his services to us.

Employee directors received no additional compensation for serving on the Board of Directors.  As of January 29, 2010, there were no employees serving on the Board.

The following table sets forth all of the compensation awarded to, earned by, or paid to each person who served as one of our directors during the fiscal year ended January 31, 2010, other than a director who also served as a Named Executive Officer.

	Fees Earned or Paid in Cash	Option Awards	All Other Compensation		Total
	($)	($)(1)	($)		($)
Ronald J. Whittier	100,000	-	4,000	(2)	104,000
Eli S. Jacobs (3)	8,000	-	-		8,000
Ajay Menon (3)	20,000	-	-		20,000
Carl J. Rickertsen (3)	16,000	-	-		16,000
Jeffrey White	20,000	-	-		20,000
John C. Botts (3)	-	-	-		-
Alexander F. Parker (3)	8,000	-	-		8,000

(1)
All of the options held by the individuals named in this table were granted prior to the beginning of Fiscal 2010 and, accordingly, no dollar amount is required to be reported in respect of these options. The aggregate number of shares of Common Stock underlying options outstanding at January 31, 2010 for each individual named in this table were: (a) Mr. Whittier — 925,000 shares; (b) Mr. Jacobs — 30,834 shares; (c) Mr. Menon — 25,000 shares; (d) Mr. Rickertsen — 65,000 shares; (e) Mr. White — 85,000 shares; (f) Mr. Botts — 25,000 shares; and (g) Mr. Parker — 25,000 shares.

(2)	This amount consists of Company matching contributions to the 401(k) plan.

(3)	This individual no longer serves on the Company’s Board of Directors as of January 29, 2010.

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members was one of our officers or employees or one of our subsidiaries’ officers or employees, and none has ever been one of our officers.  No member of our Compensation Committee and none of our executive officers have had a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Submitted by the members of the Compensation Committee:

Jeffrey White

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of January 31, 2010, with respect to the Company’s equity compensation plans under which shares of the Company’s common stock may be issued.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by stockholders:	5,459,159	$3.68	4,737,307

Equity compensation plans not approved by stockholders:	None	N/A	None

Total	5,459,159	$3.68	4,737,307

(1) The totals in this column reflect outstanding stock options, as the Company has not granted warrants or rights to employees.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 30, 2010, information concerning the beneficial ownership of all classes of our common stock of (i) all persons known to us to beneficially own 5% or more of our common stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all of our directors and executive officers as a group. Share ownership includes shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 30, 2010.

Name and Address of Beneficial Owner**	Amount and Nature of Beneficial Ownership (1)		Percent of Class (%)
Allen Holding Inc.	11,728,587	(2)	21.0
LMM LLC	4,443,889	(3)	7.9
Susan K. Allen	3,170,369	(5)	5.7
Ronald J. Whittier	1,359,771	(6)	2.4
Herbert A. Allen	17,276,457	(7)	30.9
Herbert A. Allen III	605,787	(8)	1.1
Eli S. Jacobs	30,834	(9)	*
Ajay Menon	25,000	(10)	*
Carl J. Rickertsen	65,000	(11)	*
Jeffrey White	85,000	(12)	*
John C. Botts	25,000	(13)	*
Alexander F. Parker	25,000	(14)	*
Patrick C. Condo	1,430,655	(15)	2.6
Matthew G. Jones	8,008		*
All directors and executive officers as a group (11 persons)	20,936,513	(16)	37.4

*	Represents less than one percent of the outstanding common stock.
**	Unless otherwise indicated, the address should be: c/o Convera Corporation, at 1919 Gallows Road, Suite 1050, Vienna, Virginia.

(1)	To our knowledge, each person or entity listed has sole voting and investment power as to the shares indicated, except as described below.

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

(3)
As reported in an Amendment No. 7 to Schedule 13G filed with the SEC by LMM, LLC and Legg Mason Opportunity Trust on December 31, 2009. The address for this holder is 100 International Drive, Baltimore, MD 21202.

(4)	As reported in an Amendment No. 6 to Schedule 13G filed with the SEC by Ashford Capital Management, Inc. on July 8, 2009. The address for this holder is P.O. Box 4172, Wilmington, DE 19807.

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

(7)
Mr. Allen served on the Company’s Board of Directors until January 29, 2010.  Includes the shares held directly by AHI, ACI and Allen SBH Investments LLC (“SBH”). Mr. Allen, a stockholder and the President and Chief Executive Officer of AHI, the President and Chief Executive Officer of ACI and a stockholder and the Managing Member, President and Chief Executive Officer of SBH, may be deemed a beneficial owner of the shares held by AHI, ACI and SBH. Mr. Allen disclaims beneficial ownership of the securities reported to be held by AHI, ACI and SBH, except to the extent of his pecuniary interest therein. Also includes 25,000 shares underlying outstanding stock options exercisable within 60 days of April 30, 2010 held by Mr. Allen. Does not include shares owned by Herbert A. Allen III, Susan K. Allen, Bruce Allen and certain of their affiliates, who together with Mr. Allen, AHI, ACI and SBH may be considered a “group,” as such term is defined by Section 13(d).

(8)
Includes 196,667 shares owned by Allen & Company LLC and 383,820 shares owned by HAGC Partners, L.P, as to which Mr. Herbert A. Allen III shares voting and disposition authority. Also includes outstanding options to purchase 25,000 shares, which were exercisable on or within 60 days of April 30, 2010. Mr. Allen disclaims beneficial ownership of the shares held by Allen & Company LLC, except to the extent of his pecuniary interest therein. Does not include shares owned by AHI, ACI, SBH, Herbert A. Allen, Susan K. Allen, Bruce Allen and certain of their affiliates, who together with Mr. Herbert A. Allen III may be considered a “group,” as such term is defined by Section 13(d).

(9)	Mr. Jacobs served on the Company’s Board of Directors until January 29, 2010. Represents outstanding options to purchase 30,834 shares, which were exercisable on or within 60 days of April 30, 2010.

(10)	Mr. Menon served on the Company’s Board of Directors until January 29, 2010. Represents outstanding options to purchase 25,000 shares, which were exercisable on or within 60 days of April 30, 2010.

(11)
Mr. Rickertsen served on the Company’s Board of Directors until January 29, 2010.  Represents outstanding options to purchase 65,000 shares, which were exercisable on or within 60 days of April 30, 2010.

(12)	Represents outstanding options to purchase 85,000 shares, which were exercisable on or within 60 days of April 30, 2010.

(13)	Mr. Botts served on the Company’s Board of Directors until January 29, 2010. Represents outstanding options to purchase 25,000 shares, which were exercisable on or within 60 days of April 30, 2010.

(14)	Mr. Parker served on the Company’s Board of Directors until January 29, 2010. Represents outstanding options to purchase 25,000 shares, which were exercisable on or within 60 days of April 30, 2010.

(15)
Includes outstanding options to purchase 1,179,700 shares, which were exercisable on or within 60 days of April 30, 2010.  Mr. Condo is no longer the President and Chief Executive Officer of Convera, pursuant to the Transition Agreement by and between Convera and Mr. Condo dated May 29, 2009.

(16)
Includes outstanding options to purchase 2,410,534 shares, which were exercisable on or within 60 days of April 30, 2010. Also includes the shares held by the entities described in footnotes (7) and (8)  above deemed to be beneficially owned by Herbert A. Allen and Herbert A. Allen III, respectively.  Includes amounts with respect to directors that ceased to serve on the Board of Directors as of January 29, 2010.

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

On March 31, 2007, we agreed to sell the assets of its Enterprise Search business to Fast Search & Transfer (“FAST”) for $23.0 million.  The transaction closed on August 9, 2007, with FAST assuming certain obligations of the business and retaining certain employees serving our Enterprise Search customers.  Allen & Company LLC, an investment banking firm affiliated with certain of our directors, acted as a financial advisor to us with respect to the transaction and  received 1.5% of the consideration plus expenses, which totaled $349,000.  Mr. Herbert A. Allen III is President of Allen & Company LLC and Mr. Donald R. Keough is Chairman of Allen & Company LLC.  Mr. Herbert A. Allen is President, Chief Executive Officer, and a director of Allen & Company Incorporated, which is affiliated with Allen & Company LLC. Each of these individuals was a member of our Board of Directors at the time this transaction was completed.

            We have entered into indemnification agreements with our directors and certain officers for the indemnification of and advancement of expenses to these persons to the fullest extent permitted by law. We also intend to enter into these agreements with our future directors and certain future officers.

We have entered into Transition Agreements with each of Mr. Condo, our former President and Chief Executive Officer, and Mr. Jones.  More information regarding these agreements is available under the section entitled “Employment Agreements and Other Arrangements.”  A copy of the Transition Agreement with Mr. Condo is attached as Exhibit 10.14 to this report and incorporated herein by reference.  A copy of the Transition Agreement with Mr. Jones is attached as Exhibit 10.16 to this report and incorporated herein by reference.

Director Independence

As of January 29, 2010, the Board consisted of three directors: Ronald J. Whittier, Herbert A. Allen III and Jeffrey White.  The Board has determined that Jeffrey White is an independent director within the meaning of the applicable NASDAQ rules.

Item 14.                 Principal Accounting Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by our independent registered public accounting firm, Ernst & Young LLP, for the fiscal years ended January 31, 2010 and 2009.

	2010	2009

Audit Fees(1)	$297,500,	$412,500
Audit-Related Fees(2)	62,013	—
Tax Fees(3)	—	—
All Other Fees	—	—
Total	$359,513	$412,500

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statement, review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees generally include accounting advisory fees related to transactions impacting our financial statements and auditor consents required to be included in certain filings with the SEC.

(3)	Tax fees principally include tax advisory fees and tax compliance fees.

The Audit Committee has concluded that the provision of audit-related services listed above is compatible with maintaining the independence of Ernst & Young LLP. The Audit Committee has the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees.  All of the services described above were approved by the Audit Committee in accordance with the foregoing policy.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)	Documents filed as part of Form 10-K

1.	Financial Statements:

The following financial statements of Convera Corporation are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8:

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Net Assets in Liquidation (Liquidation Basis)
Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
Consolidated Balance Sheet (Going Concern Basis)
Consolidated Statements of Operations and Comprehensive Loss (Going Concern Basis)
Consolidated Statements of Shareholders' Equity (Going Concern Basis)
Consolidated Statements of Cash Flows (Going Concern Basis)
Notes to Consolidated Financial Statements

2.      Schedules Supporting Financial Statements:

All schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes to the consolidated financial statements.

3.      Exhibits:

See Exhibit Index on the following page.

Exhibit Index

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents

2.1	Plan of Dissolution and Liquidation of Convera Corporation	Schedule 14C, September 25, 2009, Annex A
2.2	Amended and Restated Agreement and Plan of Merger	Schedule 14C, September 25, 2009, Annex B
3.1	Amended and Restated Certificate of Incorporation of Convera	Form S-4 (Registration No. 333-50172), November 17, 2000
3.2	Amendment to the Certificate of Incorporation of Convera	Schedule 14C, September 25, 2009, Annex E
3.3	By-laws of Convera (Amended and Restated)	Form 10-K, April 3, 2009, Exhibit 3.2
3.4	Amendment to By-Laws	Form 10-K, March 31, 2006, Exhibit 3.3
10.1	AT&T Master Agreement dated August 24, 2004	Form 10-K, April 1, 2005, Exhibit 10.19
10.2	Convera 2000 Stock Option Plan (Amended and Restated)	Form 10-K, April 3, 2009, Exhibit 10.2
10.3	Transition Agreement with Patrick C. Condo dated May 29, 2009	Schedule 14C, September 25, 2009, Annex D
10.4	Transition Agreement with Matthew G. Jones dated April 22, 2010	Form 8-K, April 27, 2010, Exhibit 10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERA CORPORATION

By: /s/ Matthew G. Jones Matthew G. Jones Acting Chief Executive Officer and Chief Financial Officer

Date:  May 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Matthew G. Jones Matthew G. Jones	Acting Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	May 18, 2010
/s/Ronald J. Whittier Ronald J. Whittier	Director	May 18, 2010
/s/Herbert A. Allen, III Herbert A. Allen, III	Director	May 18, 2010
/s/Jeffrey White Jeffrey White	Director	May 18, 2010

Index to Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statement of Net Assets in Liquidation (Liquidation Basis) As of January 31, 2010	F-2
Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis) For the period of January 29, 2010 to January 31, 2010	F-3
Consolidated Balance Sheet (Going Concern Basis) As of January 31, 2009	F-4
Consolidated Statements of Operations and Comprehensive Loss (Going Concern Basis) For the period February 1, 2009 to January 29, 2010 and the fiscal years ended January 31, 2009 and 2008	F-5
Consolidated Statements of Shareholders' Equity (Going Concern Basis) For the period from February 1, 2009 to January 29, 2010 and the fiscal years ended January 31, 2009 and 2008	F-6
Consolidated Statements of Cash Flows (Going Concern Basis) For the period from February 1, 2009 to January 29, 2010 and the fiscal years ended January 31, 2009 and 2008	F-7
Notes to Consolidated Financial Statements	F-8

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Convera Corporation

We have audited the consolidated balance sheet of Convera Corporation as of January 31, 2009, the related consolidated statements of income, retained earnings, and cash flows for each of the two years in the period ended January 31, 2009, and the consolidated statements of income, retained earnings, and cash flows for the period from February 1, 2009 to January 29, 2010. In addition, we have audited the consolidated statement of net assets in liquidation as of January 31, 2010, and the related consolidated statement of changes in net assets in liquidation for the period from January 29, 2010 to January 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the Board of Directors of Convera Corporation approved a plan of liquidation on January 29, 2010, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to January 29, 2010 from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convera Corporation as of January 31, 2009, the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2009, and for the period from February 1, 2009 to January 29, 2010, its consolidated net assets in liquidation as of January 31, 2010, and the consolidated changes in its net assets in liquidation for the period from January 29, 2010 to January 31, 2010, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ Ernst & Young LLP

McLean, Virginia
May 18, 2010

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
(in thousands, except per share data)

ASSETS
January 31, 2010

Cash and cash equivalents	$10,995
Restricted cash	1,684
Total cash	12,679
Accounts receivable	18
Prepaid expenses and other assets	579

Estimated net realizable value of operating assets and liabilities contributed in VSW merger excluding $1,684 presented as restricted cash	259
-
Total assets	$13,535

LIABILITIES AND NET ASSETS IN LIQUIDATION

Accounts payable	$129
Accrued expenses	472
Accrued liquidation costs	2,310
Total liabilities	2,911

Commitments and Contingencies	-

Net assets in liquidation	$10,624

See accompanying notes.

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
FOR THE PERIOD OF JANUARY 29, 2010 TO JANUARY 31, 2010
(in thousands, except per share data)

January 31, 2010

Shareholders' equity – January 29, 2010 (going concern basis)	$12,750
Adjustments relating to adoption of liquidation basis of accounting:
Adjustment to net realizable value of operating assets and liabilities contributed in VSW merger	604
Accrual of estimated costs of liquidation and termination	(2,310)
Prepaid assets written-off in adopting liquidation basis of accounting	(420)

Net assets in liquidation – January 29, 2010	10,624

Changes in net assets in liquidation – January 29, 2010 to January 31, 2010	-

Net assets in liquidation – January 31, 2010	$10,624

See accompanying notes.

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(GOING CONCERN BASIS)
(in thousands, except per share data)

ASSETS
January 31, 2009
Current Assets:
Cash and cash equivalents	$22,754
Accounts receivable, net of allowance for doubtful accounts of $165	620
Prepaid expenses and other	447
Total current assets	23,821

Equipment and leasehold improvements, net of accumulated depreciation of $9,672	460
Other assets	596
Total assets	$24,877

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$502
Accrued expenses	1,675
Deferred revenues	4
Total liabilities	2,181

Commitments and Contingencies	-

Shareholders' Equity:
Common stock Class A, $0.01 par value, 100,000,000 shares authorized; 54,157,738 shares issued; 53,501,183 shares outstanding	540
Treasury stock at cost, 656,555 shares	(1,517)
Additional paid-in-capital	1,172,965
Accumulated deficit	(1,147,215)
Accumulated other comprehensive loss	(2,077)
Total shareholders' equity	22,696
Total liabilities and shareholders' equity	$24,877

See accompanying notes.

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(GOING CONCERN BASIS)
(in thousands, except share and per share data)

	For the Period
	February 1, 2009	For the Fiscal Years Ended
	to	January 31,
	January 29, 2010	2009	2008
Revenues:
Hosted services	$800	$1,341	$1,118

Expenses:
Cost of revenues	2,613	7,003	9,660
Sales and marketing	882	3,340	3,880
Research and product development	2,405	4,668	4,652
General and administrative	5,369	7,040	11,179
Impairment of capitalized software development costs, software and equipment	-	3,133	603
Total operating expenses	11,269	25,184	29,974

Operating loss	(10,469)	(23,843)	(28,856)

Foreign currency translation losses related to the dissolution of our foreign subsidiaries	(1,961)	-	-
Other income, net	44	1,257	1,815
Loss from continuing operations	(12,386)	(22,586)	(27,041)
Income from discontinued operations, net of tax benefit of $0, $0 and $241, respectively	-	-	20
Gain from sale of discontinued RetrievalWare operations	-	-	17,925
Income from discontinued operations	-	-	17,945
Net loss	$(12,386)	$(22,586)	$(9,096)
Basic and diluted net income (loss) per common share:
Continuing operations	$(0.23)	$(0.42)	$(0.51)
Discontinued operations	-	-	0.34
Basic and diluted net loss per common share	$(0.23)	$(0.42)	$(0.17)

Weighted-average number of common shares outstanding – Basic and diluted	53,501,183	53,328,029	53,145,955
Comprehensive loss:
Net loss	$(12,386)	$(22,586)	$(9,096)
Foreign currency translation adjustment	2,077	(292)	(490)
Comprehensive loss	$(10,309)	$(22,878)	$(9,586)

See accompanying notes

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (GOING CONCERN BASIS)
FOR THE PERIOD FEBRUARY 1, 2009 TO JANUARY 29, 2010 AND
FOR THE FISCAL YEARS ENDED JANUARY 31, 2009 AND 2008
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional		Accumulated Other Compre- hensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Total
Balance, January 31, 2007	53,469,299	$534	(656,555)	$(1,517)	$1,168,908	$(1,115,533)	$(1,295)	$51,097

Issuance of common stock upon exercise of options	337,125	3	-	-	817	-	-	820
Stock-based compensation	141,325	1	-	-	403	-	-	404
Foreign currency translation adjustment	-	-	-	-	-	-	(490)	(490)
Net loss	-	-	-	-	-	(9,096)	-	(9,096)
Balance, January 31, 2008	53,947,749	538	(656,555)	(1,517)	1,170,128	(1,124,629)	(1,785)	42,735

Stock-based compensation	209,989	2	-	-	2,837	-	-	2,839
Foreign currency translation adjustment	-	-	-	-	-	-	(292)	(292)
Net loss	-	-	-	-	-	(22,586)	-	(22,586)
Balance, January 31, 2009	54,157,738	540	(656,555)	(1,517)	1,172,965	(1,147,215)	(2,077)	22,696

Stock-based compensation	-	-	-	-	363	-	-	$363
Foreign currency translation adjustment	-	-	-	-	-	-	2,077	2,077
Net loss	-	-	-	-	-	(12,386)	-	(12,386)
Balance, January 29, 2010	54,157,738	$540	(656,555)	$(1,517)	$1,173,328	$(1,159,601)	$-	$12,750

See accompanying notes

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(GOING CONCERN BASIS)
 (in thousands)

	February 1, 2009 to	For the Fiscal Year Ended January 31,
	January 29, 2010	2009	2008
Cash Flows from Operating Activities:
Loss from continuing operations (period prior to liquidation accounting)	$(12,386)	$(22,586)	$(27,041)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	423	2,688	2,611
Provision for doubtful accounts	82	195	-
Stock-based compensation	363	2,867	425
Gain on disposal of assets	(98)	(7)	-
Impairment of capitalized software development costs, software and equipment	-	3,133	603
Foreign currency loss (gain) related to the liquidation of foreign subsidiaries	2,047	-	-
Changes in operating assets and liabilities:
Restricted cash	-	-	71
Accounts receivable	384	(779)	(9)
Prepaid expenses and other assets	(195)	163	(141)
Accounts payable and accrued expenses	(751)	(688)	(1,166)
Deferred revenues	(8)	(633)	(10)
Net cash used in operating activities from continuing operations	(10,139)	(15,647)	(24,657)
Net cash provided by operating activities from discontinued operations	-	-	1,672
Net cash used in operating activities	(10,139)	(15,647)	(22,985)

Cash Flows from Investing Activities:
Proceeds from the sale of RetrievalWare business, net of direct costs	-	-	16,419
Proceeds from escrow receivable related to sale of RetrievalWare business	-	4,000	-
Payments of working capital adjustment related to sale of RetrievalWare business	-	(968)	-
Purchases of equipment and leasehold improvements	(43)	(1,112)	(4,347)
Proceeds from disposal of assets	107	63	-
Net cash provided by investing activities from continuing operations	64	1,983	12,072
Net cash used in investing activities from discontinued operations	-	-	(4)
Net cash provided by investing activities	64	1,983	12,068

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	-	-	820
Net payments from the issuance of common stock	-	(28)	(197)
Net cash (used in) provided by financing activities	-	(28)	623

Effect of Exchange Rate Changes on Cash	-	(195)	(498)

Net Decrease in Cash and Cash Equivalents	(10,075)	(13,887)	(10,792)

Cash and Cash Equivalents, beginning of period	22,754	36,641	47,433

Cash and Cash Equivalents, end of period	$12,679	$22,754	$36,641

See accompanying notes.

Index to Consolidated Financial Statements

CONVERA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts expressed in thousands, except share and per share data)

(1)            ORGANIZATION, BUSINESS AND PLAN OF LIQUIDATION

Convera Corporation (and subsidiaries, collectively, the “Company”) was established through the combination of the former Excalibur Technologies Corporation (“Excalibur”) and Intel Corporation’s (“Intel”) Interactive Media Services (“IMS”) division on December 21, 2000.  Prior to the Plan of Dissolution and Merger discussed below, Convera provided vertical search services to trade publishers. Convera’s technology and services were designed to help publishers build a loyal online community and increase their internet advertising revenues.

In the third quarter of fiscal 2008, we completed the sale of our RetrievalWare Enterprise Search Business (“Enterprise Search”) to Fast Search & Transfer (“FAST”).  FAST acquired the assets of the Enterprise Search business, assumed certain obligations of the business and retained certain of the employees serving its Enterprise Search customers. Prior to the FAST transaction, we were operating under two reportable segments: Enterprise Search and vertical search (previously entitled our Excalibur web hosting product). Concurrent with the completion of the FAST Transaction, the remaining vertical search business is reported as a single segment.  The operations of the Enterprise Search business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows for the fiscal year ended January 31, 2008.  See further discussion in Note 3, “Discontinued Operations”.

As the global economic downturn deepened in early and mid-2009 and our stock price continued to fall, in an effort to curtail continuing losses, preserve cash and maximize value for our stockholders, the board of directors (the “Board”) and management of Convera developed a plan of dissolution and liquidation (the “Plan of Dissolution”), after reviewing our business and financial conditions and long-term prospects and considering various alternatives. On September 22, 2009 our majority stockholders approved the Plan of Dissolution by written consent providing for our complete dissolution and liquidation.  On December 31, 2009 the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission with respect to, among other things, the Plan of Dissolution. The Information Statement was mailed to stockholders on or about January 8, 2010.  On January 29, 2010, the Company’s Board authorized the filing of a Certificate of Dissolution according to the Plan of Dissolution. The Plan of Dissolution contemplates the orderly sale of the Company’s remaining assets and the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. Additionally, the Company set the record date of February 8, 2010 for an initial liquidating distribution and declared an initial liquidating cash distribution of $0.10 per share to stockholders as of the record date.  Immediately after the close of market on February 8, 2010, the Company closed its stock transfer books and the trading of its stock on the NASDAQ Stock Market ceased at the same time.

After the close of market on February 8, 2010, the Company filed a Certificate of Dissolution with the Delaware Secretary of State, pursuant to the Plan of Dissolution and Liquidation previously adopted by Convera’s Board.  On February 9, 2010, in connection with the Plan of Dissolution, the Company completed a merger (the “Merger”) of its wholly-owned subsidiaries B2BNetSearch, Inc., a Delaware corporation (“B2B”), and Convera Technologies, LLC, a Delaware limited liability company (“Technologies”), with and into VSW2, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Vertical Search Works, Inc., a Delaware corporation (“VSW”), and a parent company of Firstlight Online Limited, a U.K. company.  The Merger was conducted pursuant to an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 22, 2009 by and among Convera, B2B, Technologies, VSW, and certain related parties.  Upon the completion of the Merger, Convera and the pre-Merger VSW shareholders each own 33.3% and 66.7% of the total outstanding common stock of VSW, respectively, and all operating assets and liabilities of Convera have been transferred to VSW.

For all the periods preceding the Board’s authorization of the filing of the Certificate of Dissolution on January 29, 2010, the Company’s financial statements are presented on a going concern basis of accounting. As required by generally accepted accounting principles, the Company adopted a liquidation basis of accounting as of the close of business on January 29, 2010. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate.

Index to Consolidated Financial Statements

At January 31, 2010, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $10.6 million, or $0.20 per share based upon 53,501,183 common shares outstanding at January 31, 2010.  There can be no assurance that these estimated values will be realized. Such amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company

As of January 31, 2010 and January 31, 2009, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A. Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera and held two seats on the Board of Directors.

(2)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Liquidation Basis of Accounting

With the authorization of the filing of the Certificate of Dissolution by the Board, the Company adopted the liquidation basis of accounting effective as of the close of business on January 29, 2010. The liquidation basis of accounting will continue to be used by the Company until such time that the plan is terminated. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuations of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company’s costs will vary with the length of time it operates under the Plan of Dissolution. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation.

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on January 29, 2010, the date of the authorization of filing of Certificate of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were adjusted to estimated settlement amounts. Such value estimates were updated by the Company as of January 31, 2010. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities included in the Statements of Net Assets in Liquidation at January 31, 2010.

 Net Assets in Liquidation

The majority of the net assets in liquidation at January 31, 2010 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value. Cash, accounts receivable and other assets are presented at book value. The Company’s remaining asset is the value of the operating assets and liabilities that were contributed to B2B and Technologies and subsequently included in their Merger with VSW on February 9, 2010. This asset represents the Company’s 33.3% investment in VSW after the completion of the Merger and is stated at estimated net realizable value.

Index to Consolidated Financial Statements

The Company utilized a business valuation expert to assess the value of its 33% investment in VSW.  The initial valuation for the Merger was based upon the discounted cash flows methodology. Specifically, under a discounted cash flows methodology, the value of a company’s stock is determined by discounting to present value the expected returns that accrue to holders of such equity. Projected cash flows for VSW were based upon projected financial data prepared by our management. Estimated cash flows were discounted to present value based upon a range of discount rates, from 25% to 35%. This range of discount rates is reflective of the required rates of return on later-stage venture capital investments. Using liquidation value standards and applying a lack of marketability discount, lack of control discount, a provision for the cost of selling the interest as well as the additional cash contribution expected to be made by Convera, to the going concern Merger valuation resulted in a discounted liquidation value or net realizable ownership value.

Reserve for Estimated Costs during the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan of Dissolution. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance and retention bonuses, professional fees, and other miscellaneous wind-down costs expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. These accruals will be adjusted from time to time as projections and assumptions change.

Going Concern Basis of Accounting

For all periods preceding the Board’s authorization of the Certificate of Dissolution on January 29, 2010, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from February 1, 2009 to January 29, 2010 and the fiscal years ended January 31, 2009 and 2008. References to fiscal year 2010 or fiscal 2010 refer to the period of February 1, 2009 to January 29, 2010

Principles of Consolidation

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

Revenue Recognition

Revenue from our vertical search service consisted of hosted services, professional services and advertising revenue shares.

Our vertical search services revenues were recognized using the criteria in ASC 605-10, “Revenue Recognition”, and ASC 985-605, “Software Revenue Recognition”, respectively.  We evaluated vertical search services arrangements that had multiple deliverables, in accordance with ASC 605-25 “Multiple Element Arrangements.”  Revenue was recognized when the services had been performed, the price was fixed and determinable, persuasive evidence of an arrangement existed and collection of the resulting receivable was reasonably assured.  Multiple deliverable arrangements that contained elements that did not qualify as separate units of accounting were recognized ratably over the term of the hosting arrangement.

Index to Consolidated Financial Statements

Our contracts entitled us to receive either: (1) a percentage of the advertising revenue generated by the customer search site (“ad share revenue”) or, (2) fees based on the search volume consumed by the customer (“search volume revenue”). The majority of our current contracts were ad share revenue arrangements that entitled us to receive a percentage of customer search-related advertising revenue earned (typically between 20% and 50% of net advertising revenues).  Many of these ad share contracts also contained monthly minimum service fees that we continued to receive until monthly website advertising revenue generated by the publishers’ search sites exceeded these monthly minimum amounts. Search volume contracts entitled us to receive fees based on the search volume consumed by the customer. These arrangements typically included a fixed monthly minimum fee based on the contracted search volume the customer expected to consume on a monthly basis. We were entitled to receive additional fees from customers whose monthly search volumes exceeded the contracted amounts. Contract minimums, including both ad share and search volume contract minimums, and other hosting fees or set-up fees were recognized ratably over the term of the vertical search service agreement. Advertising share and search volume revenues in excess of these minimums were recognized when earned under the provisions of the vertical search services agreement.

Revenues from training and professional services were recognized when the services were performed, provided they qualified as separate units of accounting.

Deferred revenue was recorded when payments were received in advance of our performance in the underlying agreements.

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

Product Development Costs

Our software development costs were accounted for in accordance with ASC 350-40 “Internal–Use Software”. We expensed costs incurred in the preliminary project stage and, thereafter, we capitalized permitted costs incurred in the development or acquisition of internal use software. Certain costs such as research and development, maintenance and training were expensed as incurred. Amortization of the capitalized costs was on a straight-line basis over the estimated use life of the asset.

Advertising

Our advertising costs, which were immaterial for the period ended January 29, 2010 and the fiscal years ended January 31, 2009 and 2008, were expensed as incurred and included with sales and marketing in the consolidated statements of operations.

Index to Consolidated Financial Statements

Other Income

For the period year ended January 29, 2010, other income consisted primarily of $44,000 of interest income. For the fiscal year ended January 31, 2009, other income consisted primarily of $0.5 million of net interest income and $0.6 million earned from satisfying an obligation for the delivery of the discontinued product to a US government customer.  For the fiscal year ended January 31, 2008, other income primarily consisted of $1.8 million of interest income.

Income Taxes

We follow the provisions of ASC 740, “Income Taxes”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates in each jurisdiction where we operate, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. We calculate estimated income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets is principally dependent upon the achievement of projected future taxable income. If the estimates and related assumptions change in the future we may be required to adjust our valuation allowance against our deferred tax assets, resulting in a benefit or a charge to income in the period such determination is made. As of January 29, 2010, we have recorded a full valuation allowance against the net deferred tax asset.

Significant judgment is required in evaluation our uncertain tax positions and determining the valuation allowance applied to deferred tax assets. We have concluded that there are no uncertain tax positions requiring recognition in our consolidated financial statements.

Net Loss Per Common Share

We follow ASC 260, “Earnings per Share,” for computing and presenting per share information.  Basic income or loss per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  For the periods presented in this report, diluted loss per common share excludes common stock equivalent shares and unexercised stock options as the computation would be anti-dilutive. When discontinued operations are present, income (loss) before discontinued operations on a per share basis represents the “control number” in determining whether potential common shares are dilutive or anti-dilutive. A reconciliation of the net loss available to common stockholders and the number of shares used in computing basic and diluted net loss per share is in Note 10.

Foreign Currency

The functional currency of our foreign subsidiaries is their local currency.  Accordingly, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date.  Income and non-monetary assets and liabilities are remeasured at historical rates.  Revenues and expenses are translated at average rates for the period.  In accordance with ASC 830,“Foreign Currency Matters,”, foreign currency translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses arise from the remeasurement of certain transactions denominated in a nonfunctional currency to the functional currency and are a component of operating expenses.  Historically gains or losses realized from the remeasurement of the intercompany trading balances between Convera and its subsidiaries have been recorded in the income statement of the subsidiary.  As of February 1, 2008, the Company determined that it should treat these trading-account balances as permanent advances to the subsidiaries.  Accordingly, beginning February 1, 2008, the Company began treating gains or losses related to the intercompany trading-account as translation gains or losses and including them in other comprehensive income.

Index to Consolidated Financial Statements

As of January 29, 2010, our investment in our UK and Canadian subsidiaries had been substantially liquidated.  Accordingly, the amounts previously recorded through other comprehensive income and included as a separate component of shareholders’ equity were eliminated from the cumulative translation component of shareholders’ equity and we recorded it as a $2.0 million expense under the caption Foreign currency translation adjustment in the consolidated financial statements for the period ended January 29, 2010.Total foreign currency transaction gains (losses) were approximately $3,000 and $477,000, for the years ended January 31, 2009 and 2008, respectively.  Foreign currency transaction gains related to the remeasurement of the intercompany trading account balances were $261,000 for the year ended January 31, 2008.

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

Restricted Cash

As of January 31, 2010 the Company has $1.7 million of restricted cash that represents the funding provided by Convera to VSW pursuant to the Merger Agreement. Additionally, as of January 31, 2010 the Company has certificates of deposit of $76,000 and $450,000, which are pledged to collateralize letters of credit required for leased facilities.  The certificate of deposit for $76,000 is pledged as collateral for a lease expired in December 2009. The certificate of deposit for $450,000 is pledged to a lease commitment through February 2010.  Both certificates of deposit are included with other assets on the consolidated balance sheet.  Subsequent to the balance sheet date and concurrent with the satisfaction of the related lease commitments and cancellation of the letters of credit the funds from both certificates of deposit have been released.

Long-lived Assets

Office furniture and computer equipment are recorded at cost.  Depreciation of office furniture and equipment is provided on a straight-line basis over the estimated useful lives of the assets, generally three to five years.  Amortization of leasehold improvements and leased assets are provided on a straight-line basis over the shorter of the term of the applicable lease or the useful life of the asset.  Expenditures for normal repairs and maintenance were charged to operations as incurred.  The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation or amortization was removed from the accounts and any resulting gain or loss was reflected in current operations.

We evaluate all of our long-lived assets for impairment in accordance with the provisions of Statement of Financial ASC 360, “Property, Plant and Equipment,”. ASC 360 requires that long-lived assets, including property and equipment, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.  Should events indicate that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and the impairment will be recorded in earnings during the period of such impairment.  During the fourth quarter of the fiscal year 2009 the Company determined that certain assets in the Company’s web hosting asset group were impaired, and accordingly, has recorded an impairment charge of $3.1 million in the fiscal year 2009. (See note 4 for additional information related to impairment charges.)

Index to Consolidated Financial Statements

Exit and Disposal Activities

We recognized restructuring costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”. ASC 420 generally requires the recognition of an expense and related liability for one-time employee termination benefits at the communication date and contract termination costs at the cease-use date. The expense and liability are measured at fair value, which is generally determined by estimating the future cash flows to be used in settling the liability.

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

In May 2009, the FASB issued accounting standards under ASC 855 “Subsequent Events” (previously SFAS No. 165) and an amendment in February 2010, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855, as amended, specifically requires an SEC filer to evaluate and disclose subsequent events through the date that the financial statements are issued.  The new standards were effective for interim and annual periods ended after June 15, 2009 and the amendment is effective for interim or annual periods ending after June 15, 2010. The implementation of these standards did not have a material effect on the Company’s results of operations and financial position.

Index to Consolidated Financial Statements

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

The following table presents the summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations (amounts in thousands):

Fiscal year ended January 31, 2008

Revenue	$5,729

Expenses
Cost of revenues	2,019
Sales and marketing	1,423
Research and product development	2,000
General and administrative	267
Total expenses	5,709

Gain on sale of discontinued operations	17,925
Income from discontinued operations	$17,945

(4)           IMPAIRMENT OF LONG-LIVED ASSETS

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

Index to Consolidated Financial Statements

In the fourth quarter of fiscal year 2008, we terminated our hosting agreement with AT&T for our San Diego data center in order to appropriately scale our hosting capabilities to our business plan.  As a result of the data center closing, the assets consisting of servers and related hosting equipment that were previously employed at the facility, were no longer of use to our operations.  The assets were relocated to storage in our Carlsbad, CA facility and remain classified as “held and used” for financial statement reporting purposes.  We made the determination that the asset group was clearly impaired since the equipment became idle as a consequence of the data center closing and was expected to remain idle for the foreseeable future, generating no future cash flows.  The estimated fair value of the equipment, determined using a third-party appraisal, was $0.4 million.  We recorded an impairment charge of $0.6 million related to the equipment.

(5)           OPERATIONAL RESTRUCTURINGS

In the fourth quarter of fiscal year 2009, we modified our sales process and took action to reduce the cost structure of our sales, marketing and customer service functions.  This action resulted in reducing our sales, marketing and customer service headcount by nine and led to the shutdown of our U.K. sales office in January 2009. As a result of this action, the Company recorded severance expense of approximately $403,000 for the year ended January 31, 2009. Expenses related to the action appear in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows: Cost of revenues, $29,000; Sales and marketing, $374,000.

Throughout the year ended January 31, 2008, we implemented actions to restructure our expenses. These restructuring actions were not performed pursuant to a formal plan to restructure this business; rather, they occurred throughout the year to focus our resources on the strategy to expand our presence in the online publishing market.  In fiscal year 2008, we reduced our workforce by 54 employees worldwide, closed facilities in Montreal, Canada and Lyon, France and terminated our hosting agreement with AT&T for our San Diego data center in order to appropriately scale our hosting capabilities. Total costs recognized in connection with these efforts were approximately $2.0 million, consisting of severance costs of $1.0 million, facility closing costs of $0.2 million and contract termination costs of $0.8 million.  During the period ended January 29, 2010 and the years ended January 31, 2009 and 2008, we paid approximately $31,000, $0.1 million and $1.1 million, respectively, against these accruals.

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

Index to Consolidated Financial Statements

(6)            EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at January 31, 2010 are included in the value of the assets contributed by the Company to B2B and Technologies and subsequently included in their Merger with VSW. Equipment and leasehold improvements at January 31, 2009 consisted of the following (in thousands):

2009
Computer equipment	$7,300
Office furniture	2,295
Leasehold improvements	537
10,132
Less accumulated depreciation	(9,672)
$460

Equipment and leasehold improvements are recorded at cost and have been adjusted for impairment.  Depreciation is calculated on the straight-line method over three years for computer equipment, five years for office furniture and over the shorter of the depreciable life or the life of the related lease for leasehold improvements.  Depreciation expense for the period February 1, 2009 to January 29, 2010 and for the fiscal years 2010, 2009, and 2008 was $0.4 million, $2.7 million and $2.6 million, respectively.

(7)           ACCRUED EXPENSES

Accrued expenses at January 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Accrued payroll and bonuses	$191	$406
Accrued audit and accounting fees	-	257
Restructuring reserve*	-	780
Other	281	232
	$472	$1,675

(*) The restructuring reserve is included in “accrued liquidation costs” at January 31, 2010.

(8)           FAIR VALUE MEASUREMENTS

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

Index to Consolidated Financial Statements

Assets measured at fair value on a recurring basis are summarized below (amounts in thousands):

		Fair value measurement at reporting date using
Description	January 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$11,378	$11,378	$-	$-

(9)           INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of (in thousands):

	For the Period Ended			For the Fiscal Years Ended January 31,
	January 29, 2010			2009			2008

Federal loss at statutory rate	$(4,335)	(35	) %	$(7,905)	(35	) %	$(3,184)	(35	) %
Effect of:
State benefits, net of federal benefits	(483)	(4)		(881)	(4)		(355)	(4)
Lower effective foreign tax rate	(277)	(2)		909	4		867	9
Expiration/use of NOL carryforward	2,345	19		2,182	10		4,892	54
Abandonment of foreign NOL carryforwards	9,655	78
Effect of stock options	68	1		543	2		279	3
Other	(1,226)	(10)		1,136	5		254	3
Valuation allowance	(5,747)	(46)		4,016	18		(2,753)	(30)
Net deferred tax assets	$-	0%		$-	0%		$-	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Our net deferred tax assets at January 29, 2010 and January 31, 2009 were as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$82,756	$85,349
Capitalized software development costs	14,113	17,202
Stock Compensation	1,096	1,096
Deferred revenue	52	1
Restructuring Reserve	291	291
Other	(78)	37
Total deferred tax assets	98,230	103,976
Valuation allowance	(98,230)	(103,976)
Net deferred tax assets	$-	$-

On August 9, 2007, we completed the sale of our Enterprise Search business and recognized income from discontinued operations of $17.9 million for the year ended January 31, 2008 and a total net loss for the year of $9.1 million. No federal or state income taxes were provided on the income generated from discontinued operations due to the net operating loss carryforwards available for federal and state income taxes.  We offset the deferred tax provision triggered by the gain recognized on the sale of the Enterprise Search business by the reversal of a portion of the previously recorded valuation allowance.

Index to Consolidated Financial Statements

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

At January 31, 2010, the Company had net operating loss carryforwards (“NOLs”) of approximately $213 million that are expiring at various dates through fiscal year 2028.  The use of these NOLS may be limited by Section 382 of the Internal Revenue Code as a result of equity transactions.  Approximately $28 million of the NOLs relate to stock option exercises.  Due to the substantially complete liquidation of our UK and Canadian subsidiaries, their NOL’s have been eliminated. Upon the complete liquidation of the Company the remaining NOL will no longer be realizable.

As of January 31, 2010, our deferred tax assets exceeded the deferred tax liabilities.  As we have not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

(10)            CAPITALIZATION

Our authorized capital stock consists of 100 million shares of Class A voting common stock, par value $0.01 per share, 40 million shares of Class B non-voting common stock, par value $0.01 per share, and five million shares of cumulative convertible preferred stock, par value $0.01 per share.

No shares of the Company’s Class B common stock are issued or outstanding at January 31, 2010.

(11)            NET LOSS PER COMMON SHARE

We follow ASC 260 128, “Earnings Per Share,” for computing and presenting net loss per share information.  Basic income or loss per common share for continuing and discontinued operations is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as the computation would be anti-dilutive for the periods presented. When discontinued operations are present, income (loss) before discontinued operations on a per share basis represents the “control number” in determining whether potential common shares are dilutive or anti-dilutive. Since there is a loss from continuing operations, potential common shares have also been excluded from the denominator used to calculate diluted income per common share from discontinued operations.

Index to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net loss per common share for continuing and discontinued operations: (in thousands except per share data):

	Going Concern Basis
	February 1, 2009	For the Fiscal Years Ended
	through	January 31,
	January 29, 2010	2009	2008
Continuing Operations Numerator:
Loss from continuing operations	$(12,386)	$(22,586)	$(27,041)

Discontinued Operations Numerator:
Income from discontinued operations	$-	$-	$17,945

Net loss numerator:	$(12,386)	$(22,586)	$(9,096)

Denominator Continuing and Discontinued
Operations:
Weighted average number of common shares outstanding – basic and diluted	53,501,183	53,328,029	53,145,955

Basic and diluted net loss per common share from continuing operations	$(0.23)	$(0.42)	$(0.51)

Basic and diluted net income per common share from discontinued operations	$-	$-	$0.34

Basic and diluted net loss per share	$(0.23)	$(0.42)	$(0.17)

Using the treasury stock method, the following equity instruments were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive:

	February 1, 2009	For the Fiscal Years Ended
	through	January 31,
	January 29, 2010	2009	2008

Stock options	5,459,159	7,371,811	5,054,756
Deferred stock	-	-	300,000

(12)            EMPLOYEE BENEFIT PLANS

Our Stock Option Plans authorize the granting of stock options and other forms of incentive compensation to purchase up to 14.25 million shares of our Class A common stock in order to attract, retain and reward key employees.  Of the total number of shares authorized for stock based compensation, options to purchase 5,459,159 shares were outstanding as of January 31, 2010. We had a total of 4,737,307 shares of Class A common stock reserved for the issuance of warrants, deferred shares and options under the plans as of January 31, 2010.  The plans were subsequently terminated in connection with our dissolution and no option can be issued or exercised.

Each qualified incentive stock option has an exercise price as determined by a committee appointed by the Board, but not less than 100% of the fair market value of the underlying common stock at the date of grant, a ten-year term and typically a four-year vesting period.

A non-qualified option granted pursuant to the plans may contain an exercise price that is below the fair market value of the common stock at the date of grant and/or may be immediately exercisable.  The term of non-qualified options is usually five or ten years.

Index to Consolidated Financial Statements

The following table summarizes our activity for all of our stock option awards:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 31, 2009	7,371,811	$3.68
Pre-Vest Cancelled	(819,688)	2.28
Post-Vest Cancelled	(1,092,964)	4.72
Outstanding, January 29, 2010	5,459,159	$3.68	5.15	$-
Vested or expected to vest	3,432,225	$4.65	3.42	$-
Exercisable, January 29, 2010	3,432,225	$4.65	3.42	$-

The total intrinsic value of options exercised during the years ended January 31, 2010, 2009, and 2008 was none, none, and $0.4 million, respectively.

Cash received from option exercises under all share-based arrangements for the years ended January 31, 2010, 2009, and 2008 was $0, $0 and $0.8 million, respectively.  We had a policy of issuing new shares to satisfy share option exercises.

Stock Options

ASC 718, “Share-Based Payment,” requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility.  The expected life of an award is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis. Compensation expense for all share-based payment awards, including stock options with graded vesting, is recognized using the straight line method over the requisite period for each separately vesting portion of the award. As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our forfeiture rates are estimated based on historical experience with consideration given to expected future termination rates. We base fair value estimates and forfeiture rates on assumptions we believe to be reasonable but that are inherently uncertain.  Actual future results may differ from those estimates.

The following table shows the assumptions used for the grants that occurred in each fiscal year: There were no grants during the year ended January 29, 2010.

	For the fiscal years ended January 31,
	2009	2008
Expected term of stock options	4.67 years	3.16 years
Expected volatility	68%	68%
Risk free interest rates	2.5% to 3.0%	4.0% to 5.0%
Dividend yield	None	None

Weighted average grant date fair value of options granted during the period	$1.06	$1.38

Index to Consolidated Financial Statements

As of January 31, 2010, no stock-based compensation costs related to stock options were capitalized as part of the cost of an asset.  As of January 31, 2010 there was no unrecognized compensation cost related to stock options expected to be recognized.

During the third quarter of fiscal year 2009, the Company completed a transition of its in-house option tracking software to an online option navigator and reporting solution.  The currently employed online solution utilizes a dynamic forfeiture rate calculation that automatically adjusts the forfeiture rate of each tranche as it approaches its vest-end date as compared to the prior method which did not adjust the forfeiture rate until all tranches had vested.  We believe that the current approach provides a more accurate estimate of our stock option expense.  As a result of this change in estimate, consistent with ASC 250, “Accounting Changes and Error Corrections,” the Company recorded a onetime true-up adjustment of $522,000 for the quarter ended October 31, 2008. This change in accounting estimate increased the net loss by $522,000 or $0.01 per share. The impact of this adjustment on the results of operations for the fiscal year ended January 31, 2009 is as follows: Cost of revenues - $83,000; Sales and marketing - $236,000; Research and product development - $64,000; General and administrative - $139,000.

Performance Stock Options:

During the year ended January 31, 2009, 3.1 million common stock options were issued at an exercise price of $1.92 per share to members of the senior management team. The vesting of these options was contingent upon the Company achieving revenue specific revenue goals for the fiscal year ended January 31, 2011. It was determined that achievement of the underlying performance goals was not probable and in accordance with ASC 718, no compensation expense has or will be recorded.

Deferred Stock Compensation Plan

Beginning in fiscal year 2004, pursuant to our 2000 Stock Option Plan, several of our senior officers were awarded shares of deferred stock with varying vesting provisions. Nonvested shares of stock granted under the stock option plan were measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock.  Such value was recognized as compensation expense over the corresponding service period.  Deferred stock compensation is subject to the provisions of ASC 718 and as such is adjusted for estimated forfeitures.  During the first quarter of the fiscal year ended January 31, 2008, the employment of two officers in the plan was terminated prior to vesting their awards.  The forfeiture of these shares represented a large percentage of the total plan and as a result increased the forfeiture rate related to this plan significantly.  The cumulative effect of this adjustment to the forfeiture rate resulted in a net compensation expense credit of $1.1 million, or $0.02 per common share, recorded in the first quarter of fiscal year 2008.  As of January 31, 2009 there were no shares of deferred stock outstanding.

As of January 31, 2009, all costs related to share-based compensation arrangements granted under the Deferred Stock Plan had been recognized.  The total fair value of shares vested during the years ended January 31, 2009 and 2008 was $1.7 million and $1.2 million, respectively.

Index to Consolidated Financial Statements

The impact on our results of operations of recording stock-based compensation related to stock options and deferred stock for the period ended January 29, 2010 and the fiscal years ended January 31, 2009 and 2008 was as follows (in thousands):

	February 1, 2009	Fiscal Year Ended
	through	January 31,
	January 29, 2010	2009	2008
Continuing Operations
Cost of revenues	$31	$266	$269
Sales and marketing	26	431	200
Research and product development	45	849	(795)
General and administrative	261	1,253	751
Continuing Operations Total	363	2,799	425
Discontinued Operations	-	-	176
Total	$363	$2,799	$601

Employee Savings Plan

The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code.  Under the plan, participating eligible employees in the United States may defer up to 100 percent of their pre-tax salary, but not more than statutory limits.  The plan was amended in the fiscal year ended January 31, 2001 to allow us to match $0.50 on every dollar up to the maximum of 8% of the employee’s contribution on total compensation. For the period ended January 29, 2010 and the fiscal years ended January 31, 2009 and 2008, the Company contributed approximately $0.1 million, $0.2 million and $0.3 million, respectively, to the employee savings plan.

(13)           COMMITMENTS AND CONTINGENCIES

Lease Commitments

Immediately before the closing of the Merger on February 9, 2010, our operating leases were transferred to VSW.  Included are the leases for facilities in Carlsbad, CA and Vienna, VA.  The leases terminate at various dates through fiscal year 2013 with options to renew.  Certain leases provide for scheduled rent increases and require us to pay shared portions of the operating expenses such as taxes, maintenance and repair costs. We also have operating leases for equipment that are included in the figures below.  Future minimum rental payments under non-cancelable operating leases as of January 31, 2010 are as follows (in thousands):

Year Ending January 31,	Operating Leases
2011	$213
2012	163
2013	169
$545

Total rental expense under operating leases was approximately $1.1 million for the period ended January 29, 2010, $1.3 million (net of sublease rental receipts of $0.2 million) for fiscal year 2009 and $1.5 million for fiscal year 2008.

Index to Consolidated Financial Statements

Contingencies

From time to time, we may be a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business.  We believe that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse affect on its financial position, operations or cash flow.  However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions or future actions be unfavorable, our consolidated statement of net assets in liquidation and statement of changes in net assets in liquidation could be materially adversely affected.  On March 10, 2010, AT&T Corp filed a complaint with the Supreme Court of the state of New York alleging a breach of contract by Convera and demanding $0.8 million to remedy the breach. The dispute pertains to the termination of our hosting agreement with AT&T for our San Diego hosting center in the fourth quarter of fiscal 2008. We accrued the disputed amount in fiscal year 2008 but intend to vigorously defend ourselves against the claim.

(14)           SEGMENT REPORTING

We have had only one reportable segment since our agreement on March 31, 2007 to sell the assets of the Enterprise Search (RetrievalWare) business to FAST. Prior to that date we operated under two reportable segments: the Enterprise Search segment and the vertical search segment (previously called our Excalibur web hosting product).  Revenue, expenses and cash flows related to the Enterprise Search business have been reflected as discontinued operations in the Consolidated Statements of Operations and of Cash Flows for the fiscal year ended January 31, 2008.

Operations by Geographic Area

The following table presents information about our operations by geographical area (in thousands):

	February 1,2009	For the Fiscal Year Ended
	To	January 31,
	January 29, 2010	2009	2008
Sales to customers:
United States	$631	$318	$139
United Kingdom	169	768	979
All Other	-	255	-
	$800	$1,341	$1,118
Long-lived assets:
United States	$-	$1,042	$5,459
All Other	-	14	83
	$-	$1,056	$5,542

Major Customers

Three customers accounted for a total of 54% of the revenues generated in the period ended January 29, 2010, accounting for 30%, 13% and 11%, respectively. Two customers accounted for a total of 66% of the revenues generated in the year ended January 31, 2009, accounting for 47% and 19%, respectively. One customer accounted for 82% of total revenue during the year ended January 31, 2008.

Index to Consolidated Financial Statements

(15)            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands):

	February 1, 2009	For the Fiscal Year Ended
	to	January 31,
	January 31, 2010	2009	2008
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Cash paid related to stock awarded under deferred stock compensation arrangements	$-	$28	$197
Cash paid for interest	$-	$2	$2

(16)            SELECTED QUARTERLY INFORMATION (UNAUDITED)
(Amounts in thousands except per share data.)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

February 1, 2009 to January 29, 2010
Revenues	$199	$190	$205	$206
Operating loss	(2,990)	(3,117)	(2,343)	(2,018)
Foreign Exchange loss due to liquidation of subsidiary	-	-	-	(1,961)
Other income	11	13	11	8
Net loss	$(2,979)	$(3,104)	$(2,332)	$(3,971)

Basic and diluted loss per common share	$(0.06)	$(0.06)	$(0.04)	$(0.07)

Fiscal Year 2009
Revenues	$402	$469	$239	$231
Operating loss	(5,605)	(4,571)	(6,068)	(7,599)
Other income	179	945	98	35
Impairment of long-lived assets	-		-	3,133
Net loss	$(5,426)	$(3,626)	$(5,970)	$(7,564)

Basic and diluted loss per common share	$(0.10)	$(0.07)	$(0.11)	$(0.14)

(17)           SUBSEQUENT EVENT

After the close of market on February 8, 2010, the Company filed a Certificate of Dissolution with the Delaware Secretary of State, pursuant to the Plan of Dissolution.

On February 9, 2010, in connection with the Plan of Dissolution, the Company completed the Merger of its wholly-owned subsidiaries B2B and Technologies with and into VSW2, an indirect wholly-owned subsidiary of VSW, and a parent company of Firstlight Online Limited, a U.K. company.  The Merger was conducted pursuant to the Merger Agreement dated as of September 22, 2009 by and among Convera, B2B, Technologies, VSW, and certain related parties.  Upon the completion of the Merger Convera and the pre-Merger VSW shareholders will each own 33.3% and 66.7% of the total outstanding common stock of VSW, respectively.

Index to Consolidated Financial Statements

Upon the closing of the Merger on February 9, 2010, Patrick C. Condo is no longer the President and Chief Executive Officer of Convera, pursuant to a Transition Agreement by and between Convera and Mr. Condo dated May 29, 2009.  Matthew G. Jones remains the only officer of the Company after the Merger.  Pursuant to a Transition Agreement between Convera and Mr. Jones dated April 22, 2010, Mr. Jones will continue to serve the Company as Chief Financial Officer in his capacity as a consultant, not an employee, of the Company.  On May 18, 2010, Mr. Jones was also appointed the acting Chief Executive Officer by the Board of Directors.

(18)           RELATED PARTY TRANSACTIONS

John C. Botts, a member of the Board of Convera, is also Chairman of United Business Media PLC, the parent company of CMP Information LTD (“CMP”).  CMP is a customer of Convera.  Sales to CMP for the period ended January 29, 2010 were $86,000. Due to a contractual dispute there were no recorded sales to CMP during the third and fourth quarters of fiscal year 2009 and $50,000 of revenue was deferred.  Excluding this deferred revenue, sales to CMP for the year ended January 31, 2009 were $627,000. For the year ended January 31, 2008, sales to CMP were $914,000.  As of January 31, 2010 the balance due from CMP was $24,000.  This balance along with the entire trade receivables balance was is included with the Estimated Value of Operating Assets and Liabilities Contributed in the VSW Merger. As of January 31, 2009, $377,000 (excluding deferred revenue) was due from CMP.