Form 10-Q
period 2010-04-30
CONVERA Corp
filed 2010-06-14
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-31989

CONVERA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1987541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1919 Gallows Road, Suite 1050, Vienna, Virginia22182
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

Large Accelerated Filer          Accelerated Filer         Non-Accelerated Filer         Smaller reporting company  ✓

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes       No  ✓

The number of shares outstanding of the registrant's Class A common stock as of June 10, 2010 was 53,501,183.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2010

PART I.  FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
(in thousands, except share data)

ASSETS	April 30, 2010	January 31, 2010
	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,269	$10,995
Restricted cash	340	1,684
Total cash	4,609	12,679
Accounts receivable	-	18
Prepaid expenses and other	76	579

Estimated net realizable value of operation assets and liabilities contributed in VSW merger excluding $340 and $1,684, presented as restricted cash, as of April 30, 2010 and January 31, 2010, respectively	1,603	259
Total assets	$6,288	$13,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$67	$129
Accrued expenses	43	472
Accrued liquidation costs	962	2,310
Total liabilities	1,072	2,911

Commitments and Contingencies

Net assets in liquidation	$5,216	$10,624

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
FOR THE THREE MONTHS ENDED APRIL 30, 2010
 (in thousands, except per share data)

Net assets in liquidation – January 31, 2010	$10,624

Distributions to shareholders	(5,350)

Net increase in the estimated costs of liquidation and termination	(58)

Net change in net assets in liquidation	$(5,408)

Net assets in liquidation – April 30, 2010	$5,216

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(GOING CONCERN BASIS)
(unaudited)
(in thousands, except share and per share data)

Three months ended
April 30, 2009
Revenues:
Hosted services	$199

Expenses:
Cost of revenues	769
Sales and marketing	242
Research and product development	828
General and administrative	1,350
3,189

Operating loss	(2,990)

Other income, net	11
Loss before income tax expense	$(2,979)
Income tax	-
Net loss	$(2,979)
Basic and diluted net loss per common share	$(0.06)

Weighted-average number of common shares outstanding – Basic and diluted	53,501,183
Other comprehensive loss:
Net loss	$(2,979)
Foreign currency translation adjustment	21
Comprehensive loss	$(2,958)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(GOING CONCERN BASIS)
(unaudited)
(in thousands)

Three months ended
April 30,2009
Cash Flows from Operating Activities:
Net loss	$(2,979)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization	142
Provision for doubtful accounts	48
Stock-based compensation	149
Changes in operating assets and liabilities:
Accounts receivable	(47)
Prepaid expenses and other assets	109
Accounts payable and accrued expenses	(349)
Deferred revenues	60
Net cash used in operating activities	(2,867)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(9)
Net cash used in investing activities	(9)

Effect of exchange rate changes on cash	11

Net decrease in cash and cash equivalents	$(2,865)

Cash and cash equivalents, beginning of period	$22,754

Cash and cash equivalents, end of period	$19,889

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

At January 31, 2010, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $10.6 million, or $0.20 per share based upon 53,501,183 common shares outstanding at January 31, 2010.  As of April 30, 2010 the net assets in liquidation were $5.2 million or $0.10 per share based upon 53,501,183 common shares outstanding.  Net assets in liquidation at April 30, 2010 were reduced by an initial cash distribution of $0.10 per share which was declared on January 29, 2010 and made on February 16, 2010 to stockholders of record on February 8, 2010. There can be no assurance that these estimated values will be realized. Such amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company.

The final amounts to be distributed to our shareholders in our liquidation is subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends, including the risk that our stockholders may be liable to our creditors for all or part of distributions they receive from us in dissolution if reserves are inadequate; the amounts of operating expenses incurred by the Company during its wind down and liquidation of its operations may be higher than expected; the value of our investment in VSW may be come impaired by its ability to compete effectively and respond to rapid technological changes; possible adverse changes to VSW’s intellectual property which could harm VSW’s ability to compete; actual and potential competition by entities with greater financial resources, experience and market presence than VSW; VSW’s reliance on a third party hosting facility; VSW’s dependence on international sales; VSW’s need to attract and retain highly skilled personnel; the availability of additional capital financing for VSW on terms acceptable if at all; and the sufficiency of our internal controls and the present ownership structure which includes Allen Holdings Inc. and related parties who are able collectively to significantly influence the outcome of matters requiring a stockholder vote, such that other shareholders will not have an influence over any such matters.

Prior to the filing the Certificate of Dissolution, Convera Corporation provided vertical search services to the websites of trade publishers.  With the use of our vertical search services, our customers created search engines customized to meet the specialized information needs of their audience by combining publisher proprietary content with an authoritative subset of the World Wide Web (“the Web”.)  The result was a more relevant and comprehensive search experience for the user designed to drive traffic to the publishers’ websites.  We also offered web site hosting and vertical search related professional services and training to publishers. We provided publishers with our vertical search technology on a “software as a service” basis.  We provided the technical infrastructure, search expertise and best practice advice required to build vertical search applications.  The publisher provided the insight into the information needs of the target community, which was used to customize the look, feel and functionality of the search experience to the needs of that community.  Search results were presented to the user through an intuitive and dynamic page layout that was designed, controlled and branded by the publisher.

Convera was traded on the NASDAQ stock market (CNVR) through February 8, 2010 when Convera was delisted in connection with the filing of the Certificate of Dissolution. Convera is headquartered at 1919 Gallows Road, Vienna, VA 22182.  Our main corporate telephone number is (703) 761-3700.

As of April 30, 2010 and 2009, Allen Holding, Inc., together with Allen & Company Incorporated, Herbert A Allen and certain related parties (collectively “Allen & Company”) beneficially owned approximately 42% of the voting power of Convera and held one seat and three seats on the board of directors, respectively, and would therefore be able to influence the outcome of matters requiring a stockholder vote.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Liquidation Basis of Accounting

The Company adopted the liquidation basis of accounting effective with the authorization of the filing of the Certificate of Dissolution by the Board as of the close of business on January 29, 2010. The liquidation basis of accounting will continue to be used by the Company until such time that the plan is terminated. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuations of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company’s costs will vary with the length of time it operates under the Plan of Dissolution. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation.

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on January 29, 2010, the date of the authorization of filing of Certificate of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were adjusted to estimated settlement amounts. Such estimates were updated by the Company as of April 30, 2010.

The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities included in the Statements of Net Assets in Liquidation at April 30, 2010.

 Net Assets in Liquidation

The majority of the net assets in liquidation at April 30, 2010 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value. Cash and other assets are presented at book value. The Company’s remaining asset is the value of the operating assets and liabilities that were contributed to B2B and Technologies and subsequently included in their Merger with VSW on February 9, 2010. This asset represents the Company’s 33.3% investment in VSW after the completion of the Merger and is stated at estimated net realizable value.

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

The Company has adjusted this accrual during the three months ended April 30, 2010 and will make further adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs during the Liquidation Period:
(in thousands)

	Balance January 31, 2010	Adjustments and Payments	Balance April 30, 2010
Payroll, benefits, severance and retention costs	$1,328	$(1,186)	$142
Professional fees	300	(42)	258
Other general and administrative costs	682	(120)	562
Total	$2,310	$(1,348)	$962

Going Concern Basis of Accounting

For all periods preceding the Board’s authorization of the Certificate of Dissolution on January 29, 2010, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from February 1, 2009 to April 30, 2009.

Principles of consolidation

Prior to the Merger on February 8, 2010, the consolidated financial statements include the accounts of Convera Corporation and its wholly-owned subsidiaries.  All intercompany transactions and accounts have been eliminated. After the Merger, Convera Corporation no longer has any subsidiaries, except for a 33% minority interest in VSW, which is not consolidated into the financial statements of Convera Corporation.

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

Concentrations of Credit Risk

With the Company in the process of dissolution, financial instruments that potentially subject us to concentrations of credit risk consist only of cash equivalents denominated in foreign currency.  As of April 30, 2010 approximately 16% of our cash and cash equivalents were denominated in Canadian dollars.  Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less.  These money market funds are only invested in US Government notes and Treasury bills and are less likely to be negatively impacted by redemptions of funds than money market funds invested in commercial paper and other securities and consequently are considered more liquid.

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

Stock-based Compensation

On February 1, 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with ASC 718, “Stock Compensation”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  ASC 718 requires that stock-based compensation be accounted for using a fair value based method.  We used the Black-Scholes-Merton (“Black–Scholes”) option pricing model to determine the fair value of stock-option awards under ASC 718.

Product Development Costs

Our product development costs were accounted for in accordance with ASC 350 “Intangibles – Goodwill and Other”. We expensed costs incurred in the preliminary project stage and, thereafter, we capitalized permitted costs incurred in the development or acquisition of internal use software.  Certain costs such as research and development, maintenance and training were expensed as incurred. Amortization of the capitalized costs was performed on a straight-line basis over the estimated use life of the asset.  No product development costs were been capitalized during the three months ended April 30, 2009.

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

(3)	RESTRICTED CASH

As of April 30, 2010, the Company had $340,000 of restricted cash that represents the remaining portion of the funding to be provided to VSW pursuant to the Merger Agreement. This additional funding will either be paid to VSW in accordance with the Merger Agreement upon the settlement of the dispute with AT&T Corp. over the Company’s early termination of the San Diego hosting arrangement or it will disbursed by the Company in its settlement of this matter directly with AT&T.

As of January 31, 2010, the Company had $1.7 million of restricted cash representing the funding amounts due to VSW pursuant to the terms of the Merger Agreement. The $1.7 million of restricted cast consists of $1,344,000 paid to VSW at the close of the Merger in February 2010 and $340,000 that will be disbursed when the AT&T dispute for the San Diego facility is settled.

Additionally, as of April 30, 2010 and January 31, 2010, the Company has certificates of deposit totaling $76,000 and $526,000, respectively, which are pledged to collateralize letters of credit required for leased facilities.  The respective balances are included with other assets on the consolidated balance sheet.  One certificate of deposit for $450,000 is pledged to a lease commitment through February 2010.  Funds from this certificate of deposit were released and included with cash during the quarter ended April 30, 2010.  A second certificate of deposit for $76,000 is pledged as collateral for a lease expired in December 2009.  We expect funds from this certificate to be released during the second quarter of the current fiscal year.

(4)	NET LOSS PER COMMON SHARE

We followed SFAS No. 128, “Earnings per Share,” for computing and presenting per share information.  Basic income or loss per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as the computation would be anti-dilutive.

The following tables set forth the computation of basic and diluted net income (loss) per common share (in thousands, except share and per share data):

Three Months Ended April 30, 2009

Net loss Numerator:	$(2,979)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	53,501,183

Basic and diluted net loss per common share	$(0.06)

A total of 7,057,834 outstanding stock options at April 30, 2009 were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive.

(5)	SEGMENT REPORTING

Our chief operating decision-makers reviewed financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There were no segment managers who were held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we considered ourselves to have operated  in a single reporting segment and operating unit structure.

Operations by Geographic Area

Revenues by geographic region were based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic region (in thousands):

April 30, 2009
Sales to Customers:
United States	$154
United Kingdom	45
All other	-
$199

Long-lived assets:
United States	$900
All Other	14
$914

Major Customers

Three customers accounted for a total of 47% of the revenues for the quarter ended April 30, 2009, individually accounting for 25%, 11% and 11% of total revenues, respectively.

FAIR VALUE MEASUREMENTS

Effective February 1, 2008, we adopted SFAS 157, except as it applied to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2.  SFAS 157 defines fair value as a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed according to the following three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Assets and liabilities measured at fair value are summarized below (unaudited, in thousands):

		Fair value measurement at reporting date using
Description	April 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$1,787	$1,787	$-	$-

(6)	INCOME TAXES

Our interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending January 31, 2010, we expect to generate additional Net Operating Losses (“NOLs”) for the remainder of the year.

Due to the substantially complete liquidation of our UK and Canadian subsidiaries during fiscal 2010, their NOL’s have been eliminated. Upon the complete liquidation of the Company, the remaining NOL will no longer be realizable.

As of April 30, 2010, our deferred tax assets exceeded the deferred tax liabilities.  As we have not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on February 1, 2007. As of the date of this report FIN 48 has not had an impact our financial position or results of operations. We concluded that there are no uncertain tax positions requiring recognition in our consolidated financial statements. Our policy is to recognize interest and penalties in the period in which they occur in the income tax provision (benefit). We file income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions. Tax years that remain subject to examination include: US federal and state tax returns from fiscal 2005 to present;. We are not currently under audit for income taxes in any jurisdiction.

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

John C. Botts, was a member of the board of directors of Convera, and is the Chairman of United Business Media PLC, the parent company of CMP Information LTD (“CMP”) which was a customer of Convera’s.  Sales to CMP for the three months ended April 30, 2009 were $23,000. Amounts due from CMP were $319,000 as of April 30, 2009.  A contractual dispute with CMP was resolved during the quarter ended April 30, 2009 resulting in the balance outstanding, net of the reserve, being paid in full in May 2009.

(9)	STOCK-BASED COMPENSATION

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility.  The expected life of an award is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis.  We have determined that directors and non-directors display significantly different exercise behavior, and accordingly established two groups for option valuation: Group 1 is comprised of directors; Group 2 includes all other employees. As SFAS No.123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the quarters ended April 30, 2009 have been reduced for estimated forfeitures.

All stock options that were held by Convera employees were forfeited in conjunction with the Completion of the merger with VSW on February 9. 2010. No stock based compensation expense was recorded for the three months ended April 30, 2010.

Performance Stock Options:

During the first quarter of fiscal 2009, 3.1 million common stock options were issued at an exercise price of $1.92 per share to members of the senior management team. The vesting of the options was contingent upon the Company achieving revenue specific revenue goals for the fiscal year ended January 31, 2011. It was determined that achievement of the underlying performance goals was not probable and in accordance with ASC 718, no compensation expense was or will be recorded.

There were no options granted during the quarter ended April 30, 2009.  As of April 30, 2009 a total of $0.8 million of unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.1 years.

The impact on our results of operations of recording stock-based compensation related to stock options for the three-month periods ended April 30, 2009 was as follows (in thousands):

Three Months Ended April 30, 2009

Cost of revenues	$(1)
Sales and marketing	14
Research and product development	51
General and administrative	85
Total	$149

(10)	SUBSEQUENT EVENTS

On May 26, 2010, VSW borrowed $1.0 million under the $1.0 million line of credit available to VSW under the terms of the Credit Agreement between Convera and VSW dated February 9, 2010. The loan bears interest at a rate of 10% per annum with the interest and principal due on the first anniversary of the Merger (February 9, 2011). Under the terms of the loan, VSW can repay the balance of the loan and related interest due at any point before its maturity. Convera may, at its option either accept the repayment or convert the principal and related accrued interest income into shares of VSW common stock.  If Convera chooses to convert the loan into VSW’s common stock, Convera’s ownership in VSW will increase from the present 33% to as much as 42%, depending on whether VSW sells any additional common stock prior to the conversion of the loan.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and the consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission.

Plan of Dissolution

As the global economic downturn deepened in early and mid 2009 and our stock price continued to fall, in an effort to curtail continuing losses, preserve cash and maximum value for our stockholders, the board of directors and management of Convera developed the Plan of Dissolution, after reviewing our business and financial conditions and long-term prospects and considering various alternatives. On September 22, 2009 our majority stockholders approved the Plan of Dissolution by written consent providing for our complete dissolution and liquidation.  On December 31, 2009 the Company filed a Definitive Information Statement on Schedule 14C with the SEC with respect to, among other things, the Plan of Dissolution. The Information Statement was mailed to stockholders on January 8, 2010.

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

After the close of market on February 8, 2010, the Company filed a Certificate of Dissolution with the Delaware Secretary of State, pursuant to the Plan of Dissolution.  The description of the terms and conditions of the Plan of Dissolution in our current report on Form 8-K filed on June 4, 2009.

On February 9, 2010, in connection with the Plan of Dissolution, the Company completed the merger (the “Merger”) of its wholly owned subsidiaries, B2B and Technologies, with and into VSW2, an indirect wholly-owned subsidiary of VSW, and a parent company of Firstlight.  The Merger was conducted pursuant to the Merger Agreement dated as of September 22, 2009 by and among Convera, B2B, Technologies, VSW, and certain related parties.

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

Based on our projections of estimated operating expenses and liquidation costs as of January 31, 2010, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $10.6 million, or $0.20 per share based upon 53,501,183 shares of common stock outstanding at January 31, 2010.  An initial distribution of $0.10 per share was made on February 16, 2010 to stockholders of record on February 8, 2010.  As of April 30, 2010, the Company’s net assets in liquidation aggregated $5.2 million or approximately $0.10 per share based on 53,501,183 common shares outstanding at April 30, 2010.

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

Convera is currently disputing a $0.8 million breach of contract claim in a lawsuit brought by AT&T Corp. and may be subject to other litigations arising in the normal course of business, the outcome of which is not presently known.  An unfavorable outcome of the litigation may reduce cash available for distribution to stockholders. In addition, we may be subject to final examination by taxing authorities, thus any calculated gain over the cost basis of the liquidated assets not offset by our net operating loss carryforwards may vary from ultimate amounts, which may cause our final distributions to change significantly. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to stockholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net Assets in Liquidation.

Although our Board has not established a timetable for further liquidating distributions, the Board intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations.  Further liquidation distributions, if any, will be made in cash or in kind, including in stock or, ownership interests in, subsidiaries of the Company and remaining assets of the Company. The timing and amount of interim liquidating distributions and final liquidating distributions will depend on the timing and amount of proceeds the Company will receive upon the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any liquidating distributions prior to a final liquidating distribution.

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

Overview of Business (Going Concern Basis)

We previously provided vertical search services to trade publishers. Our technology and services helped publishers to build a loyal online community and increase their internet advertising revenues. Utilizing our vertical search services, our customers created search engines customized to meet the specialized information needs of their audience by combining publisher proprietary content with an authoritative subset of the Web.

Our principal source of revenue was provided through sales of our vertical search services to the websites of publishers of trade business and specialist publications. Our vertical search technology was a hosted application sold as a service to the publishers.  We generated our revenues by receiving a percentage of publishers’ advertising revenues earned by the search sites and by charging minimum fees for our vertical search and advertising services.  Many of our contracts with publishers contained monthly minimum fees we were  entitled to receive until website advertising revenue generated by the publishers’ search sites exceeded these monthly minimum amounts.  Revenues were also generated from hosting publisher web sites and from providing technical staff training. We offered professional services to customize publisher web sites and optimize search engines, as well as web site monetization consulting.

We utilized an AT&T facility to host our vertical search offering.  This facility, located in Dallas, TX, is operated under a master hosting arrangement that expires in July 2010 with an annual option to extend the contract for an additional 12 months. We also maintained a hosting facility in San Diego, CA, which was vacated on January 31, 2008 in an effort to appropriately scale our hosting infrastructure. The AT&T hosting agreement assets housed there were transferred with the remainder of the operating assets to B2B and were included in the Merger.

Results of Operations

Three months ended April 30, 2010 (Liquidation Basis)

Upon the Board’s approval of the filing the Certificate of Dissolution on January 29, 2010, the Company adopted the liquidation basis of accounting.  Accordingly, the financial statements for the three months ended April 30, 2010 are presented on liquidation basis. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts and include the estimated costs associated with carrying out the liquidation of the Company.  These estimates will be periodically reviewed and adjusted.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions.  Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations will continue to be incurred with execution of the plan. The actual realization of the assets and settlement of the liabilities could be higher or lower than the amounts indicated in our estimates as of the date of the financial statements.

For the three months ended April 30, 2010, net assets in liquidation decreased by approximately $5.4 million, from $10.6 million at January 31, 2010 to $5.2 million at April 30, 2010. The decrease in net assets in liquidation includes the $5.4 million ($0.10 per share) initial liquidating dividend distributed to shareholders in February 2010 and a $58,000 increase in estimated liquidation costs primarily related to an increase in estimated professional fees to be incurred during the liquidation period.

Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Dissolution. The accrual for estimated costs is divided into three categories: payroll, benefits, severance and retention costs; professional fees; and other general and administrative costs.  During the liquidation period all expenditures for operating expenses are charged directly against this accrual.  During the quarter ended April 30, 2010, we made payments of $1.4 million against accrued liquidation costs.  The balance of accrued liquidation costs was $1.0 million as of April 30, 2010.

Three months Ended April 30, 2009 (Going Concern Basis)

For the three months ended April 30, 2009, total revenues were $0.2 million. The net loss for the three months ended April 30, 2009 was $3.0 million, or $(0.06) per common share.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended April 30, 2009.

Components of Revenue and Expense
Three Months Ended April 30, 2009

	Amount	%

Revenue	$199	100%

Expenses:
Cost of revenues	769	386%
Sales and marketing	242	122%
Research and product development	828	416%
General and administrative	1,350	678%
Total operating expenses	3,189	1,602%

Operating loss	(2,990)

Other income, net	11

Loss before taxes	(2,979)

Income tax	-

Net loss	$(2,979)

Revenues

Hosted services revenue from our vertical search services offering for the three months ended April 30, 2009 were $0.2 million.  As of April 30, 2009, there were a total of 62 Convera supported websites in production.  Although there was an overall increase in the number of vertical search sites in production several factors contributed to the revenue decline in the quarter ended April 30, 2009.  The current economic slowdown resulted in reduced ad sales to publishers which contributed to the decrease in our ad share revenues.

International revenues decreased to $45,000 during the quarter ended April 30, 2009. Three customers accounted for a total of 47% of the revenues for the quarter ended April 30, 2009, individually accounting for 25%, 11% and 11% of total revenues, respectively.

Operating Expenses

Cost of Revenues

Our hosted services cost of revenue was $0.8 million for the three months ended April 30, 2009. The decrease in costs during the period was primarily attributable to reduced depreciation expense resulting from the impairment of hosting-related equipment and purchased software in the quarter ended January 31, 2009.  Personnel-related costs were reduced as a result of the headcount reduction stemming from reorganization of our hosting operations group in February 2009. Cost of revenue headcount decreased to an average of 6 for the first quarter of fiscal 2010.

Sales & Marketing

Sales and marketing expense was $0.2 million for the three months ended April 30, 2009.  Sales and marketing expense were being reduced as a result of the reorganization of our sales and marketing operations in the fourth quarter of fiscal year 2009.  This reorganization resulted in the closing of our UK office and reduced our sales and marketing headcount. Personnel-related costs, as well as rent, office expenses, travel and corporate marketing expenses all decreased as a result.  Sales and marketing headcount decreased to an average of three for the first quarter of fiscal 2010.

Research and Development

Research and product development costs were $0.8 million for the three months ended April 30, 2009. A reorganization of the engineering group in February 2009 produced lower overall expenses during the quarter ended April 30, 2009.  As a result of this reorganization headcount in the engineering group was reduced by 16.  Research and development headcount decreased to an average of nine for the first quarter of fiscal 2010.

General and Administrative

General and administrative expenses were $1.4 million for the three months ended April 30, 2009.  Stock option expense declined during this quarter as the vesting and expense amortization periods for stock options held by the majority of the G&A group had been completed. Staff reductions over the previous year resulted in reduced personnel-related expenses. Reductions to accounting and consulting fees of $0.2 million were offset by a $0.2 million increase in legal fees incurred as a result of the impending Firstlight Merger. General and administrative headcount decreased to an average of 12 in the first quarter of fiscal 2010.

Other income

Other income, which consists almost entirely of net interest income, was $11,000 during the three months ended April 30, 2009. Interest income decreased due to the declining interest rates as well as a lower average cash balance.

Liquidity and Capital Resources

On January 29, 2010 the Company adopted liquidation basis accounting and commenced the process of winding up the operations of the Business and distributing the remaining amounts to our shareholders. Our combined balance of cash and cash equivalents at April 30, 2010 as compared to January 31, 2010 is summarized below (in thousands).

	April 30, 2010	January 31, 2010	Change
Cash and cash equivalents	$4,609	$12,679	$(8,070)

The $8.1 million decrease in cash and cash equivalents during the three months ended April 30, 2010 includes a payment of $1.3 million at closing to VSW for the Merger in accordance with the Merger Agreement and a cash distribution of $5.4 million ($0.10 per share) paid to shareholders on February 16, 2010. Payment of accrued liquidation costs consumed $1.4 million while accounts payable and accrued expenses payments totaling $0.5 million were offset by a $0.5 million increase in cash from the redemption of the certificate of deposit that was the security deposit for the lease of the Company’s former Carlsbad facility that expired in March 2010.

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

Currency Risk

Our market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  As of April 30, 2010 approximately 16% of our cash and cash equivalents were denominated in Canadian dollars. Cash equivalents consist of funds deposited in money market accounts with original maturities of three months or less.  These money market funds are only invested in US Government notes and Treasury bills and are less likely to be negatively impacted by redemptions of funds than money market funds invested in commercial paper and other securities and consequently are considered more liquid.  We also have a certificate of deposit of $76,000 included in Other assets.  Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and our exposure to fluctuations in interest rates is limited.

Credit Risk

As of April 30, 2010, the Company has no customers or outstanding accounts receivable.

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

(b)           Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2010, our director of internal audit left the company. In light of resource constraints and the current dissolution of the Company, we have no plans to replace this individual. We will continue to comply with our policies and procedures and will monitor the controls currently in place.  Management will continually assess the effectiveness of our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year.

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

PART II-- OTHER INFORMATION

Item 1.	Unregistered Sales of Equity Securities and Use of Proceeds	None.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended January 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Submission of Matters to Vote of Security Holders	None

Item 5.	Other Information	None.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

June 14, 2010	By:/s/ Matthew G. Jones
Matthew G. Jones
Acting Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)