Form 10-Q
period 2010-07-31
CONVERA Corp
filed 2010-09-14
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-31989

CONVERA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1987541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1919 Gallows Road, Suite 1050, Vienna, Virginia 22182
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

The number of shares outstanding of the registrant's Class A common stock as of September 10, 2010 was 53,501,183.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2010

PART I.  FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
(in thousands, except share data)

ASSETS	July 31, 2010	January 31, 2010
	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,075	$10,995
Restricted cash	340	1,684
Total cash	3,415	12,679
Accounts receivable	-	18
Note receivable from VSW	1,018	-
Prepaid expenses and other	76	579

Estimated net realizable value of operation assets and liabilities contributed in VSW merger excluding $340 and $1,684, presented as restricted cash, as of July 31, 2010 and January 31, 2010, respectively	1,603	259
Total assets	$6,112	$13,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$83	$129
Accrued expenses	-	472
Accrued liquidation costs	556	2,310
Total liabilities	639	2,911

Commitments and Contingencies

Net assets in liquidation	$5,473	$10,624

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
(in thousands, except per share data)

	Three Months	Six Months
	Ended	Ended
	July 31, 2010	July 31, 2010

Net assets in liquidation – beginning of period	$5,216	$10,624

Distributions to shareholders	-	(5,350)

Net decrease in the estimated costs of liquidation and termination	257	199

Net change in net assets in liquidation	$257	$(5,151)

Net assets in liquidation – July 31, 2010	$5,473	$5,473

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(GOING CONCERN BASIS)
(unaudited)
(in thousands, except share and per share data)

	Three Months	Six Months
	Ended	Ended
	July 31, 2009	July 31, 2009

Revenues:
Hosted services	$190	$390

Expenses:
Cost of revenues	634	1,402
Sales and marketing	230	472
Research and product development	742	1,570
General and administrative	1,701	3,052
	3,307	6,496
Operating loss	(3,117)	(6,106)
Other income, net	13	24
Loss before income tax expense	$(3,104)	$(6,082)
Income tax	-	-
Net loss	$(3,104)	$(6,082)

Basic and diluted net loss per common share	$(0.06)	$(0.11)

Weighted-average number of common shares outstanding – Basic and diluted	53,501,183	53,501,183
Other comprehensive loss:
Net loss	$(3,104)	$(6,082)
Foreign currency translation adjustment	89	110
Comprehensive loss	$(3,015)	$(5,972)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(GOING CONCERN BASIS)
(unaudited)
(in thousands)

Six months Ended July 31, 2009
Cash Flows from Operating Activities:
Net loss	$(6,082)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization	280
Provision for doubtful accounts	61
Stock-based compensation	250
Gain on disposal of assets	(4)
Changes in operating assets and liabilities:
Accounts receivable	333
Prepaid expenses and other assets	190
Accounts payable and accrued expenses	40
Deferred revenues	(7)
Net cash used in operating activities	(4,939)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(23)
Proceeds from disposal of assets	4
Net cash used in investing activities	(19)

Effect of exchange rate changes on cash	91

Net decrease in cash and cash equivalents	(4,867)

Cash and cash equivalents, beginning of period	22,754

Cash and cash equivalents, end of period	$17,887

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

As the global economic downturn deepened in early and mid-2009 and our stock price continued to fall, in an effort to curtail continuing losses, preserve cash and maximize value for our stockholders, the board of directors (the “Board”) and management of Convera developed a plan of dissolution and liquidation (the “Plan of Dissolution”), after reviewing our business and financial condition and long-term prospects and considering various alternatives. On September 22, 2009 our majority stockholders approved the Plan of Dissolution by written consent providing for our complete dissolution and liquidation.  On December 31, 2009 the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission with respect to, among other things, the Plan of Dissolution. The Information Statement was mailed to stockholders on or about January 8, 2010.  On January 29, 2010, the Company’s Board authorized the filing of a Certificate of Dissolution according to the Plan of Dissolution. The Plan of Dissolution contemplates the orderly sale of the Company’s remaining assets and the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders.  Additionally, the Company set the record date of February 8, 2010 for an initial liquidating distribution and declared an initial liquidating cash distribution of $0.10 per share to stockholders as of the record date.  Immediately after the close of market on February 8, 2010, the Company closed its stock transfer books and the trading of its stock on the NASDAQ Stock Market ceased at the same time. February 8, 2010 will be the record date for all distributions by the Company.

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

At January 31, 2010, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $10.6 million, or $0.20 per share based upon 53,501,183 common shares outstanding at January 31, 2010.  As of July 31, 2010 the net assets in liquidation were $5.5 million or $0.10 per share based upon 53,501,183 common shares outstanding.  Net assets in liquidation at July 31, 2010 were reduced by an initial cash distribution of $0.10 per share which was declared on January 29, 2010 and made on February 16, 2010 to stockholders of record on February 8, 2010. There can be no assurance that these estimated values will be realized. Such amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company. February 8, 2010 will be the record date for all distributions by the Company.

The final amounts to be distributed to our shareholders in our liquidation is subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends, including the risk that our stockholders may be liable to our creditors for all or part of distributions they receive from us in dissolution if reserves are inadequate; the amounts of operating expenses incurred by the Company during its wind down and liquidation of its operations may be higher than expected; the value of our investment in VSW may be come impaired by its inability to compete effectively and respond to rapid technological changes; VSW’s ability to realize profits and the availability of additional capital financing for VSW on terms acceptable if at all; possible adverse changes to VSW’s intellectual property which could harm VSW’s ability to compete; actual and potential competition by entities with greater financial resources, experience and market presence than VSW; VSW’s reliance on a third party hosting facility; VSW’s dependence on international sales; VSW’s need to attract and retain highly skilled personnel; and the sufficiency of our internal controls.

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

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on January 29, 2010, the date of the authorization of filing of Certificate of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were adjusted to estimated settlement amounts. Such estimates were updated by the Company as of July 31, 2010.

The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities included in the Statements of Net Assets in Liquidation at July 31, 2010.

 Net Assets in Liquidation

The majority of the net assets in liquidation at July 31, 2010 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value. Cash and other assets are presented at book value. The Company’s remaining assets include the value of the operating assets and liabilities that were contributed to B2B and Technologies and subsequently included in their Merger with VSW on February 9, 2010. This asset represents the Company’s 33.3% investment in VSW after the completion of the Merger and is stated at estimated net realizable value.

In addition, on May 26, 2010, the Company extended a $1.0 million loan to VSW in accordance with the Merger Agreement and the Line of Credit Agreement with VSW (the “Credit Agreement”) dated February 9, 2010.  The loan bears interest at a rate of 10% per annum with the interest and principal due on the first anniversary of the Merger (February 9, 2011). Under the terms of the Credit Agreement, VSW can repay the balance of the loan and related interest due at any point before its maturity. Convera may, at its option either accept the repayment or convert the principal and related accrued interest into shares of VSW common stock.  If Convera chooses to convert the loan into VSW’s common stock, Convera’s ownership in VSW will increase from the present 33% to up to 42%.

The Company utilized a business valuation expert to estimate the value of its 33% investment in VSW.  The initial valuation for the Merger was based upon the discounted cash flows methodology. Specifically, under a discounted cash flows methodology, the value of a company’s stock is determined by discounting to present value the expected returns that accrue to holders of such equity. Projected cash flows for VSW were based upon projected financial data prepared by our management. Estimated cash flows were discounted to present value based upon a range of discount rates, from 25% to 35%. This range of discount rates is reflective of the required rates of return on later-stage venture capital investments. Using liquidation value standards, assumptions were applied to the going concern Merger valuation resulting in a discounted liquidation value or net realizable ownership value.  These assumptions include: a lack of marketability discount, a lack of control discount, a provision for the cost of selling the interest as well as the assumption that the $1.0 million loan from Convera would be converted into common stock rather than being repaid.  The valuation assumptions used in this model are not necessarily an indication of management’s intentions or expectations.

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

The Company has adjusted this accrual during the three and six months ended July 31, 2010 and will make further adjustments from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs during the Liquidation Period:
(in thousands)

	For the three months ended July 31, 2010
	Balance April 30, 2010	Expense Adjustment	Payments and other	Balance July 31, 2010
Payroll, benefits, severance and retention costs	$142	$25	$(69)	$98
Professional fees	258	175	(118)	315
General and administrative costs	153	23	20	196
Interest income	-	(71)	18	(53)
Contingency accrual for AT&T dispute	409	(409)	-	-
Total	$962	$(257)	$(149)	$556

	For the six months ended July 31, 2010
	Balance January 31, 2010	Expense Adjustment	Payments and other	Balance July 31, 2010
Payroll, benefits, severance and retention costs	$1,328	$33	$(1,263)	$98
Professional fees	300	231	(216)	315
General and administrative costs	273	17	(94)	196
Interest income	-	(71)	18	(53)
Contingency accrual for AT&T dispute	409	(409)	-	-
Total	$2,310	$(199)	$(1,555)	$556

Going Concern Basis of Accounting

For all periods preceding the Board’s authorization of the Certificate of Dissolution on January 29, 2010, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from February 1, 2009 to July 31, 2009.

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

Product Development Costs

Our product development costs were accounted for in accordance with ASC 350 “Intangibles – Goodwill and Other”. We expensed costs incurred in the preliminary project stage and, thereafter, we capitalized permitted costs incurred in the development or acquisition of internal use software.  Certain costs such as research and development, maintenance and training were expensed as incurred. Amortization of the capitalized costs was performed on a straight-line basis over the estimated use life of the asset.  No product development costs were been capitalized during the three and six months ended July 31, 2009.

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

As of July 31, 2010, the Company had $340,000 of restricted cash that represents the remaining portion of the funding to be provided to VSW pursuant to the Merger Agreement. This additional funding was paid to VSW during August 2010 in accordance with the Merger Agreement and upon the settlement of the dispute with AT&T Corp. in July 2010.

As of January 31, 2010, the Company had $1.7 million of restricted cash representing the funding amounts due to VSW pursuant to the terms of the Merger Agreement. The $1.7 million of restricted cast consists of $1,344,000 paid to VSW at the close of the Merger in February 2010 and $340,000 that was paid to VSW during August 2010 when the AT&T dispute for the San Diego facility was settled.

Additionally, as of July 31, 2010 and January 31, 2010, the Company has certificates of deposit totaling $76,000 and $526,000, respectively, which are pledged to collateralize letters of credit required for leased facilities.  The respective balances are included with other assets on the consolidated balance sheet.  One certificate of deposit for $450,000 was pledged to a lease commitment through February 2010.  Funds from this certificate of deposit were released and included with cash during the quarter ended April 30, 2010.  A second certificate of deposit for $76,000 was pledged as collateral for a lease that expired in December 2009.  We expect funds from this certificate to be released prior to the end of the current fiscal year.

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

The following tables set forth the computation of basic and diluted net income (loss) per common share (in thousands, except share and per share data):

	Three Months	Six Months
	Ended	Ended
	July 31,2009	July 31,2009

Numerator – Net loss	$(3,104)	$(6,082)

Denominator
Weighted average number of common shares outstanding – basic and diluted	53,501,183	53,501,183

Basic and diluted net loss per common share	$(0.06)	$(0.11)

A total of 6,191,396 outstanding stock options at July 31, 2009 were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive.

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

Operations by Geographic Area

Revenues by geographic region were based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic region (in thousands):

	Three Months	Six Months
	Ended	Ended
	July 31,2009	July 31,2009
Sales to Customers:
United States	$153	$307
United Kingdom	37	83
	$190	$390

Major Customers

One customer accounted for a total of 27% of the revenues for the quarters ended July 31, 2009.  Three customers accounted for a total of 46% of the revenues for the six months ended July 31, 2009, individually accounting for 26%, 10% and 10% of total revenues, respectively.

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

As of July 31, 2010, our deferred tax assets exceeded the deferred tax liabilities.  As we have not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on February 1, 2007. As of the date of this report FIN 48 has not had an impact our financial position or results of operations. We concluded that there are no uncertain tax positions requiring recognition in our consolidated financial statements. Our policy is to recognize interest and penalties in the period in which they occur in the income tax provision (benefit). We file income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions. Tax years that remain subject to examination include: US federal and state tax returns from fiscal 2005 to present. We are not currently under audit for income taxes in any jurisdiction.

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

John C. Botts, a member of the board of directors of Convera, is also Chairman of United Business Media PLC, the parent company of CMP Information LTD (“CMP”) which is a customer of Convera.  Sales to CMP for the three and six months ended July 31, 2009 were $16,000 and $39,000, respectively.  As of July 31, 2009, $16,000 was due from CMP.

(9)	STOCK-BASED COMPENSATION

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility.  The expected life of an award is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis.  We have determined that directors and non-directors display significantly different exercise behavior, and accordingly established two groups for option valuation: Group 1 is comprised of directors; Group 2 includes all other employees. As SFAS No.123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the quarters ended July 31, 2009 have been reduced for estimated forfeitures.

All stock options that were held by Convera employees were forfeited in conjunction with the Completion of the merger with VSW on February 9. 2010. Stock based compensation expense ceased as of January 31, 2010.

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

There were no options granted during the three and six months ended July 31, 2009.  As of July 31, 2009 a total of $0.6 million of unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.1 years.

The impact on our results of operations of recording stock-based compensation related to stock options and deferred stock for the three and six month periods ended July 31, 2009 was as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	July 31,2009	July 31,2009

Cost of revenues	$17	$17
Sales and marketing	12	25
Research and product development	(14)	37
General and administrative	86	171
Total	$101	$250

(10)	AT&T LAWSUIT SETTLEMENT

In July 2010 Convera and AT&T Corp. entered into a Release and Settlement Agreement (“Agreement”) related to the $0.8 million breach of contract claim lawsuit brought by AT&T Corp.  In the Agreement, AT&T agreed to dismiss the lawsuit and release Convera of all claims asserted therein in exchange for the execution of new enterprise hosting services agreement between VSW and AT&T Corp. The services agreement between AT&T Corp. and VSW was executed on July 14, 2010.  As a result of this settlement, the accrued liability of $409,000 was reversed during the quarter ended July 31, 2010.  Additionally, the $340,000 of restricted cash representing the remaining portion of the funding to be provided to VSW pursuant to the Merger Agreement and contingent upon the settlement of the AT&T lawsuit, was released to VSW in August 2010.

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

Based on our projections of estimated operating expenses and liquidation costs as of January 31, 2010, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $10.6 million, or $0.20 per share based upon 53,501,183 shares of common stock outstanding at January 31, 2010.  An initial distribution of $0.10 per share was made on February 16, 2010 to stockholders of record on February 8, 2010.  As of July 31, 2010, the Company’s net assets in liquidation aggregated $5.5 million or approximately $0.10 per share based on 53,501,183 common shares outstanding at July 31, 2010.

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

From time to time, we may be a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business.  An unfavorable outcome of such litigation may reduce cash available for distribution to stockholders. In addition, we may be subject to final examination by taxing authorities, thus any calculated gain over the cost basis of the liquidated assets not offset by our net operating loss carryforwards may vary from ultimate amounts, which may cause our final distributions to change significantly. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to stockholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net Assets in Liquidation.

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

We utilized an AT&T facility to host our vertical search offering.  This facility, located in Dallas, TX, was operated under a master hosting arrangement that expired in July 2010. We also maintained a hosting facility in San Diego, CA, which was vacated on January 31, 2008. The AT&T hosting agreement assets housed there were transferred with the remainder of the operating assets to B2B and were included in the Merger.

Results of Operations

Three and six months ended July 31, 2010 (Liquidation Basis)

Upon the Board’s approval of the filing the Certificate of Dissolution on January 29, 2010, the Company adopted the liquidation basis of accounting.  Accordingly, the financial statements for the three months ended July 31, 2010 are presented on liquidation basis. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts and include the estimated costs associated with carrying out the liquidation of the Company.  These estimates will be periodically reviewed and adjusted.

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

Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Dissolution. The accrual for estimated costs is divided into three categories: payroll, benefits, severance and retention costs; professional fees; and other general and administrative costs.  During the liquidation period all expenditures for operating expenses are charged directly against this accrual.  During the three and six-month periods ended July 31, 2010, we made payments against accrued liquidation costs of $0.2 million and $1.6 million, respectively.  The balance of accrued liquidation costs was approximately $0.6 million as of July 31, 2010.

For the quarter ended July 31, 2010, net assets in liquidation increased by approximately $0.3 million from $5.2 million at April 30, 2010 to $5.5 million at July 31, 2010. The increase in net assets in liquidation is attributable to a net decrease in estimated liquidation costs during the quarter.

The following table represents the changes to the estimated liquidation costs during the quarter ended July 31, 2010:

Estimated (in thousands):	Expense Adjustment
Payroll, benefits, severance and retention costs	$25
Professional fees	175
General and administrative costs	23
Interest income	(71)
Settlement of AT&T dispute	(409)
Total	$(257)

As discussed in Note 10 to the accompanying financial statements, the Company and AT&T Corp. entered into a Release and Settlement agreement related to the breach of contract claim lawsuit brought by AT&T Corp.  In the Agreement AT&T agreed to dismiss the lawsuit and release Convera of all claims asserted therein in exchange for the execution of new enterprise hosting services agreement between VSW and AT&T Corp. The services agreement between AT&T Corp. and VSW was executed on July 14, 2010.  As a result of this settlement the contingency accrual of $409,000 was reversed during the quarter ended July 31, 2010.

The Company currently expects the liquidation period to extend into the fourth quarter of the current fiscal year and as a result will be required to file a Form 10-K at year end.  Accordingly, during the quarter ended July 31, 2010, estimated payroll and professional fees related to the expenses of filing the Form 10-K were increased by $25,000 and $175,000, respectively.  General and administrative costs also increased by $23,000 during the quarter to account for the additional costs necessary to complete the 10-K and the liquidation.

Estimated interest income of $71,000 to be earned on the loan agreement executed with VSW was recorded during the quarter ended July 31, 2010. On May 26, 2010, VSW borrowed $1.0 million under the $1.0 million line of credit available to VSW under the terms of the Credit Agreement between Convera and VSW dated February 9, 2010. The loan bears interest at a rate of 10% per annum with the interest and principal due on the first anniversary of the Merger (February 9, 2011).

For the six months ended July 31, 2010, net assets in liquidation decreased by approximately $5.2 million from $10.6 million at January 31, 2010 to $5.5 million at July 31, 2010.  The decrease in net assets in liquidation includes the $5.4 million ($0.10 per share) initial liquidating dividend distributed to shareholders in February 2010.  Offsetting the liquidation distribution was a $0.2 million decrease in estimated liquidation expenses consisting of the following:

Estimated (in thousands):	Expense Adjustment
Payroll, benefits, severance and retention costs	$33
Professional fees	231
General and administrative costs	17
Interest income	(71)
Settlement of AT&T dispute	(409)
Total	$(199)

The reversal of the AT&T contingency reserve of $409,000 was offset by increases to payroll, benefits, severance and retention costs of $33,000 and increased professional fees of $231,000.  The increase in these costs are primarily related to the estimated increase in costs to complete the liquidation, including the filing of the year end 10-K.  General and administrative costs increased by a net of $17,000 as costs were adjusted to account for the extended liquidation period. As noted above, interest income of $71,000 related to the loan to VSW was recorded in May 2010.

Three months Ended July 31, 2009 (Going Concern Basis)

For the three months ended July 31, 2009, total revenues were $0.2 million. The net loss for the three months ended July 31, 2009 was $3.1 million, or $(0.06) per common share.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended July 31, 2009 (in thousands):

Components of Revenue and Expense
Three Months Ended July 31, 2009

	Amount	%

Revenue	$190	100%

Expenses:
Cost of revenues	634	334%
Sales and marketing	230	121%
Research and product development	742	391%
General and administrative	1,701	895%
Total operating expenses	3,307	1741%

Operating loss	(3,117)

Other income, net	13

Loss before taxes	(3,104)

Income tax	-

Net loss	$(3,104)

Revenues

Hosted services revenue from our vertical search services offering for the three months ended July 31, 2009 were $0.2 million.  As of July 31, 2009, there were a total of 54 Convera supported websites in production.  The economic slowdown resulted in reduced ad sales to publishers which contributed to the decrease in our ad share revenues.  A contract settlement with a major customer resulted in renegotiated lower ad rates and additional revenue to another customer was deferred due to an uncertainty in the collectability of their account balance.

International revenues were $37,000 during the quarter ended July 31, 2009. Three customers accounted for a total of 27% of the revenues for the quarter ended July 31, 2009.

Operating Expenses

Cost of Revenues

Our hosted services cost of revenue was $0.6 million for the three months ended July 31, 2009. Personnel-related costs declined as a result of headcount reductions stemming from reorganization of our hosting operations group in February 2009. Cost of revenue headcount was an average of six for the second quarter of fiscal 2010.

Sales & Marketing

Sales and marketing expense was $0.2 million for the three months ended July 31, 2009.  Reductions in sales and marketing expense were attributable to the reorganization of our sales and marketing operations in the fourth quarter of fiscal year 2009.  As a result of this effort we closed our UK office and reduced our headcount by five. Personnel-related costs, as well as rent, office expenses, travel and corporate marketing expenses have all been reduced.  Sales and marketing headcount was an average of three for the 2nd quarter of fiscal 2010.

Research and Development

Research and product development costs were $0.7 million for the three months ended July 31, 2009. The reorganization of the engineering group in February 2009 was a significant factor in reducing research and product development costs. As a result of this reorganization personnel-related costs were reduced, offset by severance costs of related to the departure of an officer in the second quarter of fiscal 2010.  Stock option expense also declined as a consequence of the lower headcount and there was a decrease in depreciation expense as well. Research and development headcount was an average of eight for the 2nd quarter of fiscal 2010.

General and Administrative

General and administrative expense was $1.7 million for the three months ended July 31, 2009.  Staff reductions over the prior year resulted in decreased personnel-related expenses. Reductions to accounting fees were offset by an increase in legal fees incurred as a result of the then pending Firstlight merger and increased corporate expenses related to an employment settlement. General and administrative headcount was an average of ten in the 2nd quarter of fiscal 2010.

Other income

Other income, which consists almost entirely of net interest income, was $13,000 during the three months ended July 31, 2009. Interest income was declining due to lower interest rates as well as a lower average cash balance.

Six Months Ended July 31, 2009 (Going Concern Basis)

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the six months ended July 31, 2009 (in thousands):

Components of Revenue and Expense
Six Months Ended July 31, 2009

	Amount	%

Revenue	$390	100%

Expenses:
Cost of revenues	1,402	738%
Sales and marketing	472	248%
Research and product development	1,570	826%
General and administrative	3,052	1606%
Total operating expenses	6,496	3418%

Operating loss	(6,106)

Other income, net	24

Loss before taxes	(6,082)

Income tax	-

Net loss	$(6,082)

Revenues

Hosted services revenue from our vertical search services offering for the six months ended July 31, 2009 was $0.4 million.  A contract settlement with a major customer resulted in renegotiated lower ad rates and additional revenue to another customer was deferred due to an uncertainty in the collectability of their account balance.  As of July 31, 2009, there were a total of 54 Convera supported websites in production.

Revenue from international operations is generated from publishers located primarily in the United Kingdom.  International revenues were $0.1 million in the six months ended July 31, 2009.  Three customers accounted for 46% of the revenues for the six months ended July 31, 2009, individually accounting for 26%, 10%, and 10% of total revenues, respectively.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue was $1.4 million for the six months ended July 31, 2009. Declining expenses were primarily attributable to a decrease in depreciation expense as a result of the impairment of hosting-related equipment and purchased software in the fourth quarter of fiscal year 2009, decreased equipment/maintenance expenses, and reductions in personnel-related costs due to the lower headcount resulting from the reorganization in February 2009.  Cost of revenue headcount was an average of 6 for the first six months of fiscal 2010.

Sales & Marketing

Sales and marketing expenses were $0.5 million for the six months ended July 31, 2008  Sales and marketing expenses declined due to the combination of decreased personnel-related costs and stock option expenses stemming from lower staffing levels achieved as a result of the restructuring actions taken throughout fiscal 2008, and lower marketing program expenditures.  Sales and marketing headcount was an average of 3 for the first six months of fiscal 2010.

Research and Development

Research and product development cost was $1.6 million for the six months ended July 31, 2009. Decreasing research and development costs were primarily due to the reorganization of the engineering group in February 2009.  As a result of this reorganization personnel-related costs, stock option costs and bonus expense were reduced. Research and product development costs included severance expense of $0.3 million due to the departure of an executive during the second quarter. Research and development headcount was an average of 9 for the first six months of fiscal 2010.

General and Administrative

General and administrative expense was $3.1 million for the six months ended July 31, 2009.  Staff reductions led to reduced personnel-related costs and stock option expense.  Increased legal fees were impacted by the then pending merger with VSW. General and administrative headcount was an average of 11 in the first six months of fiscal 2010.

Other income

Other income for the six months ended July 31, 2009 was $24,000.  Waning interest income was impacted by the combined effects of a lower average cash balance and declining interest rates.

Liquidity and Capital Resources

On January 29, 2010 the Company adopted liquidation basis accounting and commenced the process of winding up the operations of the Business and distributing the remaining amounts to our shareholders. Our combined balance of cash and cash equivalents at July 31, 2010 as compared to January 31, 2010 is summarized below (in thousands).

	July 31, 2010	January 31, 2010	Change
Cash and cash equivalents	$3,415	$12,679	$(9,264)

The $9.3 million decrease in cash and cash equivalents during the six months ended July 31, 2010 includes a payment of $1.3 million at closing to VSW for the Merger in accordance with the Merger Agreement and a cash distribution of $5.4 million ($0.10 per share) paid to shareholders on February 16, 2010. Payment of accrued liquidation costs consumed $1.6 million while accounts payable and accrued expenses payments totaling $0.5 million were offset by a $0.5 million increase in cash from the redemption of the certificate of deposit that was the security deposit for the lease of the Company’s former Carlsbad facility that expired in March 2010.

Cash-at-hand was further reduced by the $1.0 million loan to VSW.  On May 26, 2010 VSW borrowed $1.0 million under the $1.0 million line of credit available to VSW pursuant to the Credit Agreement between Convera and VSW dated February 9, 2010. The loan bears interest at a rate of 10% per annum with the interest and principal due on the first anniversary of the Merger (February 9, 2011). Under the terms of the loan, VSW can repay the balance of the loan and related interest due at any point before its maturity. Convera may, at its option either accept the repayment or convert the principal and related accrued interest income into shares of VSW common stock.  If Convera chooses to convert the loan into VSW’s common stock, Convera’s ownership in VSW will increase from the present 33% to up to 42%.

Cash and cash equivalents at July 31, 2010 include $0.3 million of restricted cash representing the balance due to VSW in accordance with the Merger Agreement.  This amount was reserved pending the outcome of the AT&T dispute and subsequently disbursed to VSW in August 2010.

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

Currency Risk

Historically, our market risk was principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  However, as of July 31, 2010 all of our cash and cash equivalents were denominated in US dollars and are deposited in regular cash accounts. We also have a certificate of deposit of $76,000 included in Other assets.  Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and our exposure to fluctuations in interest rates is limited.

Credit Risk

As of July 31, 2010, the Company has no customers or outstanding accounts receivable.

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

(b)           Changes in Internal Control over Financial Reporting

During the three months ended July 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Submission of Matters to Vote of Security Holders	None

Item 5.	Other Information	None.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
10.1	Release and Settlement Agreement with AT&T Corp. dated July 13, 2010 (filed herewith)

31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

September 14, 2010	By:/s/Matthew G. Jones
Matthew G. Jones
Acting Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)