Form 10-Q
period 2010-10-31
CONVERA Corp
filed 2010-12-15
CIK 1125536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

The number of shares outstanding of the registrant's Class A common stock as of December 10, 2010 was 53,501,183.

CONVERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2010
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
(in thousands, except share data)

ASSETS	October 31, 2010	January 31, 2010
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,982	$10,995
Restricted cash	-	1,684
Total cash	2,982	12,679
Accounts receivable	-	18
Note receivable from VSW	1,043	-
Prepaid expenses and other	76	579

Estimated net realizable value of operation assets and liabilities contributed in VSW merger excluding $0 and $1,684, presented as restricted cash, as of October 31, 2010 and January 31, 2010, respectively	3,598	259
Total assets	$7,699	$13,535

LIABILITIES AND NET ASSETS IN LIQUIDATION

Current Liabilities:
Accounts payable	$39	$129
Accrued expenses	-	472
Accrued liquidation costs	477	2,310
Total liabilities	516	2,911

Commitments and Contingencies

Net assets in liquidation	$7,183	$10,624

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
(in thousands, except per share data)

	Three Months	Nine Months
	Ended	Ended
	October 31, 2010	October 31, 2010

Net assets in liquidation – beginning of period	$5,473	$10,624

Distributions to shareholders	-	(5,350)

Adjustment of net realizable value of operating assets and liabilities contributed in VSW merger	1,654	1,654

Net decrease in the estimated costs of liquidation and termination	56	255

Net change in net assets in liquidation	$1,710	$(3,441)

Net assets in liquidation – October 31, 2010	$7,183	$7,183

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(GOING CONCERN BASIS)
(unaudited)
(in thousands, except share and per share data)

	Three Months	Nine Months
	Ended	Ended
	October 31, 2009	October 31, 2009

Revenues:
Hosted services	$205	$595

Expenses:
Cost of revenues	656	2,059
Sales and marketing	200	672
Research and product development	441	2,011
General and administrative	1,251	4,303
	2,548	9,045
Operating loss	(2,343)	(8,450)
Other income, net	11	35
Loss before income tax expense	$(2,332)	$(8,415)
Income tax	-	-
Net loss	$(2,332)	$(8,415)
Basic and diluted net loss per common share	$(0.04)	$(0.16)

Weighted-average number of common shares outstanding – Basic and diluted	53,501,183	53,501,183
Other comprehensive loss:
Net loss	$(2,332)	$(8,415)
Foreign currency translation adjustment	8	118
Comprehensive loss	$(2,324)	$(8,297)

See accompanying notes.

CONVERA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(GOING CONCERN BASIS)
(unaudited)
(in thousands)

Nine months Ended October 31, 2009
Cash Flows from Operating Activities:
Net loss	$(8,415)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization	409
Provision for doubtful accounts	62
Stock-based compensation	360
Gain on disposal of assets	(25)
Changes in operating assets and liabilities:
Accounts receivable	344
Prepaid expenses and other assets	227
Accounts payable and accrued expenses	(219)
Deferred revenues	(8)
Net cash used in operating activities	(7,265)

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements	(43)
Proceeds from disposal of assets	35
Net cash used in investing activities	(8)

Effect of exchange rate changes on cash	91

Net decrease in cash and cash equivalents	(7,182)

Cash and cash equivalents, beginning of period	22,754

Cash and cash equivalents, end of period	$15,572

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

As the global economic downturn deepened in early and mid-2009 and our stock price continued to fall, in an effort to curtail continuing losses, preserve cash and maximize value for our stockholders, the board of directors (the “Board”) and management of Convera developed a plan of dissolution and liquidation (the “Plan of Dissolution”), after reviewing our business and financial condition and long-term prospects and considering various alternatives. On September 22, 2009, our majority stockholders approved the Plan of Dissolution by written consent providing for our complete dissolution and liquidation.  On December 31, 2009, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission with respect to, among other things, the Plan of Dissolution. The Information Statement was mailed to stockholders on or about January 8, 2010.  On January 29, 2010, the Company’s Board authorized the filing of a Certificate of Dissolution according to the Plan of Dissolution. The Plan of Dissolution contemplates the orderly sale of the Company’s remaining assets and the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders.  Additionally, the Company set the record date of February 8, 2010 for an initial liquidating distribution and declared an initial liquidating cash distribution of $0.10 per share to stockholders as of the record date.  Immediately after the close of market on February 8, 2010, the Company closed its stock transfer books and the trading of its stock on the NASDAQ Stock Market ceased at the same time. February 8, 2010 is the record date for all distributions by the Company.

After the close of market on February 8, 2010, the Company filed a Certificate of Dissolution with the Delaware Secretary of State, pursuant to the Plan of Dissolution and Liquidation previously adopted by Convera’s Board.  On February 9, 2010, in connection with the Plan of Dissolution, the Company completed a merger (the “Merger”) of its wholly-owned subsidiaries B2BNetSearch, Inc., a Delaware corporation (“B2B”), and Convera Technologies, LLC, a Delaware limited liability company (“Technologies”), with and into VSW2, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Vertical Search Works, Inc., a Delaware corporation (“VSW”), and a parent company of Firstlight Online Limited, a U.K. company.  The Merger was conducted pursuant to an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 22, 2009 by and among Convera, B2B, Technologies, VSW, and certain related parties.  Upon the completion of the Merger, Convera and the pre-Merger VSW shareholders each owned 33.3% and 66.7% of the total outstanding common stock of VSW, respectively, and all operating assets and liabilities of Convera have been transferred to VSW.

For all the periods preceding the Board’s authorization of the filing of the Certificate of Dissolution on January 29, 2010, the Company’s financial statements are presented on a going concern basis of accounting. As required by generally accepted accounting principles, the Company adopted the liquidation basis of accounting as of the close of business on January 29, 2010. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted as appropriate.

At January 31, 2010, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $10.6 million, or $0.20 per share based upon 53,501,183 common shares outstanding at January 31, 2010.  As of October 31, 2010, the net assets in liquidation were $7.2 million or $0.13 per share based upon 53,501,183 common shares outstanding.  Net assets in liquidation at October 31, 2010 were reduced by an initial cash distribution of $0.10 per share, which was declared on January 29, 2010 and made on February 16, 2010 to stockholders of record on February 8, 2010. There can be no assurance that these estimated values will be realized. Such amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company.

The final amounts to be distributed to our shareholders in our liquidation is subject to certain risks and uncertainties including, but not limited to, the effect of general business and economic trends, including the risk that our stockholders may be liable to our creditors for all or part of distributions they receive from us in dissolution if reserves are inadequate; the amounts of operating expenses incurred by the Company during its wind down and liquidation of its operations may be higher than expected; the value of our investment in VSW may become impaired if VSW is unable to compete effectively and respond to rapid technological changes; VSW’s ability to realize profits and the availability of additional capital financing for VSW on acceptable terms; possible adverse changes to VSW’s intellectual property which could harm VSW’s ability to compete; actual and potential competition by entities with greater financial resources, experience and market presence than VSW; VSW’s reliance on a third party hosting facility; VSW’s dependence on international sales; VSW’s need to attract and retain highly skilled personnel; and the sufficiency of our internal controls.

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

Basis of Presentation

Liquidation Basis of Accounting

The Company adopted the liquidation basis of accounting effective with the authorization of the filing of the Certificate of Dissolution by the Board as of the close of business on January 29, 2010. The liquidation basis of accounting will continue to be used by the Company until such time that the plan is terminated. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuations of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company’s costs will vary with the length of time it operates under the Plan of Dissolution. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal the estimate of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation.

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on January 29, 2010, the date of the authorization of filing of Certificate of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were adjusted to estimated settlement amounts. Such estimates were updated by the Company as of October 31, 2010.

The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities included in the Statements of Net Assets in Liquidation at October 31, 2010.

 Net Assets in Liquidation

Excluding the Company's investment in VSW, the net assets in liquidation at October 31, 2010 did not require adjustment as their estimated net realizable value approximates their current book value. Cash and other assets are presented at book value. The Company’s remaining asset represents the Company’s current 31% investment in VSW and is stated at its estimated net realizable value.

In addition, on May 26, 2010, the Company extended a $1.0 million loan to VSW in accordance with the Merger Agreement and the Line of Credit Agreement with VSW (the “Credit Agreement”) dated February 9, 2010.  The loan bears interest at a rate of 10% per annum with the interest and principal due on the first anniversary of the Merger (February 9, 2011). Under the terms of the Credit Agreement, VSW can repay the balance of the loan and related interest due at any point before its maturity. Convera may, at its option either accept the repayment or convert the principal and related accrued interest into shares of VSW common stock.  If Convera chooses to convert the loan into VSW’s common stock, Convera’s ownership in VSW will increase from the present 31% to up to 36%.

The Company utilized a business valuation expert to estimate the value of its initial 33% investment in VSW.  The initial valuation for the Merger was based upon the discounted cash flows methodology. Specifically, under a discounted cash flows methodology, the value of a company’s stock is determined by discounting to present value the expected returns that accrue to holders of such equity. Projected cash flows for VSW were based upon projected financial data prepared by our management. Estimated cash flows were discounted to present value based upon a range of discount rates, from 25% to 35%. This range of discount rates is reflective of the required rates of return on later-stage venture capital investments. Using liquidation value standards, assumptions were applied to the going concern Merger valuation resulting in a discounted liquidation value or net realizable ownership value.  These assumptions included: a lack of marketability discount, a lack of control discount, a provision for the cost of selling the interest as well as the assumption that the $1.0 million loan from Convera would be converted into common stock rather than being repaid.  The valuation assumptions used in this model are not necessarily an indication of management’s intentions or expectations.

The Company used this model as the basis for the initial valuation of the investment in VSW at January 31, 2010 as well as for the first two quarters of the current fiscal year.  However, during the third quarter of the current fiscal year VSW sold new investors shares in VSW based on a $25 million dollar valuation of VSW.  Including the additional funds invested, the valuation has increased to $27 million.  The valuation increase is based on ad inventory sold and an increase in projected revenue.  As with the initial model, a lack of marketability and control discount was applied, as well as a provision for the cost of selling the interest and the assumption that the $1.0 million loan from Convera would be converted to common stock.  As a result, the net realizable value of Convera’s investment in VSW increased by $1.7 million to $4.6 million (including the $1 million loan to VSW).

Reserve for Estimated Costs during the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan of Dissolution. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations including an estimate of costs subsequent to the closing date. As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance and retention bonuses, professional fees, and other miscellaneous wind-down costs expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. The Company has adjusted this accrual during the three and nine months ended October 31, 2010 and will make further adjustments from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs during the Liquidation Period:
(in thousands)

	For the three months ended October 31, 2010
	Balance July 31, 2010	Expense Adjustment	Payments and other	Balance October 31, 2010
Payroll, benefits, severance and retention costs	$98	$-	$(13)	$85
Professional fees	315	-	(38)	277
General and administrative costs	196	-	(53)	143
Interest income	(53)	-	25	(28)
Income from sale of patents	-	(56)	56	-
Total	$556	$(56)	$(23)	$477

	For the nine months ended October 31, 2010
	Balance January 31, 2010	Expense Adjustment	Payments and other	Balance October 31, 2010
Payroll, benefits, severance and retention costs	$1,328	$33	$(1,276)	$85
Professional fees	300	231	(254)	277
General and administrative costs	273	17	(147)	143
Contingency accrual for AT&T dispute	409	(409)	-	-
Interest income	-	(71)	43	(28)
Income from sale of patents	-	(56)	56	-
Total	$2,310	$(255)	$(1,578)	$477

Going Concern Basis of Accounting

For all periods preceding the Board’s authorization of the Certificate of Dissolution on January 29, 2010, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from February 1, 2009 to October 31, 2009.

Principles of consolidation

Prior to the Merger on February 8, 2010, the consolidated financial statements include the accounts of Convera Corporation and its wholly-owned subsidiaries.  All intercompany transactions and accounts have been eliminated. After the Merger, Convera Corporation no longer has any subsidiaries, except for its minority interest in VSW, which is not consolidated into the financial statements of Convera Corporation.

Unaudited Interim Financial Information

These consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.  In the opinion of management, the consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses and contingent assets and liabilities.  We base those estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of net assets in liquidation that are not readily apparent from other sources.  Actual results could differ from those estimates.

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

Product Development Costs

Our product development costs were accounted for in accordance with ASC 350 “Intangibles – Goodwill and Other”. We expensed costs incurred in the preliminary project stage and, thereafter, we capitalized permitted costs incurred in the development or acquisition of internal use software.  Certain costs such as research and development, maintenance and training were expensed as incurred. Amortization of the capitalized costs was performed on a straight-line basis over the estimated use life of the asset.  No product development costs were capitalized during the three and nine months ended October 31, 2009.

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

(3)	NET LOSS PER COMMON SHARE

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

The following tables set forth the computation of basic and diluted net income (loss) per common share (in thousands, except share and per share data):

	Three Months	Nine Months
	Ended	Ended
	October 31,2009	October 31,2009

Numerator – Net loss	$(2,332)	$(8,415)

Denominator
Weighted average number of common shares outstanding – basic and diluted	53,501,183	53,501,183

Basic and diluted net loss per common share	$(0.04)	$(0.16)

A total of 5,775,784 outstanding stock options at October 31, 2009 were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive.

(4)	SEGMENT REPORTING

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

Operations by Geographic Area

Revenues by geographic region were based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic region (in thousands):

	Three Months	Nine Months
	Ended	Ended
	October 31,2009	October 31,2009
Sales to Customers:
United States	$160	$467
United Kingdom	45	128
	$205	$595

Major Customers

Two customers accounted for a total of 46% of the revenues for the quarter ended October 31, 2009, accounting for 34% and 12%, respectively.  Three customers accounted for a total of 50% of the revenues for the nine months ended October 31, 2009, individually accounting for 29%, 11% and 10% of total revenues, respectively.

(5)	INCOME TAXES

Our interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending January 31, 2011, we expect to generate additional Net Operating Losses (“NOLs”) for the remainder of the year.

Due to the substantially complete liquidation of our UK and Canadian subsidiaries during fiscal 2010, their NOL’s have been eliminated. Upon the complete liquidation of the Company, the remaining NOL’s will no longer be realizable.

As of October 31, 2010, our deferred tax assets exceeded the deferred tax liabilities.  As we have not generated earnings and no assurance can be made of future earnings needed to utilize these assets, a valuation allowance in the amount of the net deferred tax assets has been recorded.

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

(6)	CONTINGENCIES

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

(7)	RELATED PARTY TRANSACTIONS

John C. Botts, a former member of the board of directors of Convera through February 5, 2010, is also Chairman of United Business Media PLC, the parent company of CMP Information LTD (“CMP”) which was a customer of Convera.  Sales to CMP for the three and nine months ended October 31, 2009 were $23,000 and $62,000, respectively.  As of October 31, 2009, $23,000 was due from CMP.

(8)	STOCK-BASED COMPENSATION

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, risk free interest rates and dividend yields. The expected volatility is based on term-matching historical volatility.  The expected life of an award is computed using a combination of historical holding periods combined with hypothetical holding periods on a weighted average basis.  We have determined that directors and non-directors display significantly different exercise behavior, and accordingly established two groups for option valuation: Group 1 is comprised of directors; Group 2 includes all other employees. As SFAS No.123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three and nine months ended October 31, 2009 have been reduced for estimated forfeitures.

All stock options that were held by Convera employees were forfeited in conjunction with the Completion of the merger with VSW on February 9. 2010. Stock based compensation expense ceased as of January 31, 2010.

(9)	AT&T LAWSUIT SETTLEMENT

In July 2010, Convera and AT&T Corp. entered into a Release and Settlement Agreement (“Agreement”) related to the $0.8 million breach of contract claim lawsuit brought by AT&T Corp.  In the Agreement, AT&T agreed to dismiss the lawsuit and release Convera of all claims asserted therein in exchange for the execution of new enterprise hosting services agreement between VSW and AT&T Corp. The services agreement between AT&T Corp. and VSW was executed on July 14, 2010.  As a result of this settlement, the previously accrued liability of $409,000 was reversed during the quarter ended July 31, 2010.  Additionally, $340,000 of restricted cash representing the remaining portion of the funding to be provided to VSW pursuant to the Merger Agreement and contingent upon the settlement of the AT&T lawsuit was released to VSW in August 2010.

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

Plan of Dissolution

As the global economic downturn deepened in early and mid 2009 and our stock price continued to fall, in an effort to curtail continuing losses, preserve cash and maximum value for our stockholders, the board of directors and management of Convera developed the Plan of Dissolution, after reviewing our business and financial conditions and long-term prospects and considering various alternatives. On September 22, 2009, our majority stockholders approved the Plan of Dissolution by written consent providing for our complete dissolution and liquidation.  On December 31, 2009, the Company filed a Definitive Information Statement on Schedule 14C with the SEC with respect to, among other things, the Plan of Dissolution. The Information Statement was mailed to stockholders on January 8, 2010.

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

Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash is adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders. If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our stockholders will be reduced.

Based on our projections of estimated operating expenses and liquidation costs as of January 31, 2010, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $10.6 million, or $0.20 per share based upon 53,501,183 shares of common stock outstanding at January 31, 2010.  An initial distribution of $0.10 per share was made on February 16, 2010 to stockholders of record on February 8, 2010.  As of October 31, 2010, the Company’s net assets in liquidation aggregated $7.2 million or approximately $0.13 per share based on 53,501,183 common shares outstanding at October 31, 2010.

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

Results of Operations

Three and nine months ended October 31, 2010 (Liquidation Basis)

Upon the Board’s approval of the filing the Certificate of Dissolution on January 29, 2010, the Company adopted the liquidation basis of accounting.  Accordingly, the financial statements for the three and nine months ended October 31, 2010 are presented on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts and include the estimated costs associated with carrying out the liquidation of the Company.  These estimates are periodically reviewed and adjusted.

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

The Company utilized a business valuation expert to estimate the value of its initial 33% investment in VSW.  The initial valuation for the Merger was based upon the discounted cash flows methodology. Specifically, under a discounted cash flows methodology, the value of a company’s stock is determined by discounting to present value the expected returns that accrue to holders of such equity. Projected cash flows for VSW were based upon projected financial data prepared by our management. Estimated cash flows were discounted to present value based upon a range of discount rates, from 25% to 35%. This range of discount rates is reflective of the required rates of return on later-stage venture capital investments. Using liquidation value standards, assumptions were applied to the going concern Merger valuation resulting in a discounted liquidation value or net realizable ownership value.  These assumptions included: a lack of marketability discount, a lack of control discount, a provision for the cost of selling the interest as well as the assumption that the $1.0 million loan from Convera would be converted into common stock rather than being repaid.  The valuation assumptions used in this model are not necessarily an indication of management’s intentions or expectations.

The Company used this model as the basis for the initial valuation of the investment in VSW at January 31, 2010 as well as for the first two quarters of the current fiscal year.  However, during the third quarter of the current fiscal year VSW sold new investors shares in VSW based on a $25 million dollar valuation of VSW.  Including the additional funds invested, the valuation increased to $27 million.  VSW’s valuation is based on ad inventory sold and an increase in projected revenue.  As with the initial model, a lack of marketability and control discount was applied, as well as a provision for the cost of selling the interest and the assumption that the $1.0 million loan from Convera would be converted to common stock.  As a result, the net realizable value of Convera’s investment in VSW increased by $1.7 million to $4.6 million (including the $1 million loan to VSW).

Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Dissolution. The initial accrual for estimated costs was divided into four categories: payroll, benefits, severance and retention costs; professional fees; other general and administrative costs; and a contingency reserve related to the AT&T lawsuit.  We have subsequently added an estimation of interest income from our loan to VSW. During the liquidation period all expenditures for operating expenses are charged directly against this accrual.  During the three and nine-month periods ended October 31, 2010, we made net payments against accrued liquidation costs of $23,000 and $1.6 million, respectively.  The balance of accrued liquidation costs was approximately $0.5 million as of October 31, 2010.

For the quarter ended October 31, 2010, net assets in liquidation increased by $1.7 million from their value at July 31, 2010 to approximately $7.2 million. This increase is related primarily to the $1.7 million increase in the net realizable value of our investment in VSW as well as a $56,000 decrease in estimated liquidation costs during the quarter related entirely to income of $56,000 received from the sale of patents owned by Convera. There were no other changes to our estimated liquidation costs made during the quarter.

For the nine months ended October 31, 2010, net assets in liquidation decreased by approximately $3.4 million from $10.6 million at January 31, 2010 to $7.2 million at October 31, 2010.  The decrease in net assets in liquidation includes the $5.4 million ($0.10 per share) initial liquidating dividend distributed to shareholders in February 2010.  Offsetting the liquidation distribution was the $1.7 million increase in the value of the investment in VSW.  Additionally there was a $0.3 million net decrease in estimated liquidation expenses consisting of the following:

Estimated (in thousands):	Expense Adjustment
Payroll, benefits, severance and retention costs	$33
Professional fees	231
General and administrative costs	17
Interest income	(71)
Settlement of AT&T dispute	(409)
Income from sale of patents	(56)
Total	$(255)

As discussed in Note 9 to the accompanying financial statements, the Company and AT&T Corp. entered into a Release and Settlement agreement related to the breach of contract claim lawsuit brought by AT&T Corp.  In the Agreement AT&T agreed to dismiss the lawsuit and release Convera of all claims asserted therein in exchange for the execution of new enterprise hosting services agreement between VSW and AT&T Corp. The services agreement between AT&T Corp. and VSW was executed on July 14, 2010.  As a result of this settlement, the contingency accrual of $409,000 was reversed during the quarter ended July 31, 2010.

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

The reversal of the AT&T contingency reserve of $409,000 and the patent income of $56,000 were offset by increases to payroll, benefits, severance and retention costs of $33,000 and increased professional fees of $231,000.  The increase in these costs are primarily related to the estimated increase in costs to complete the liquidation, including the filing of the year end 10-K.  General and administrative costs increased by a net of $17,000 as costs were adjusted to account for the extended liquidation period. As noted above, interest income of $71,000 related to the loan to VSW was recorded in May 2010.

Three months Ended October 31, 2009 (Going Concern Basis)

For the three months ended October 31, 2009, total revenues were $0.2 million. The net loss for the three months ended October 31, 2009 was $2.3 million, or $(0.04) per common share.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three months ended October 31, 2009 (in thousands):

Components of Revenue and Expense
Three Months Ended October 31, 2009

	Amount	%

Revenue	$205	100%

Expenses:
Cost of revenues	656	320%
Sales and marketing	200	98%
Research and product development	441	215%
General and administrative	1,251	610%
Total operating expenses	2,548	1243%
Operating loss	(2,243)

Other income, net	11

Loss before taxes	(2,332)

Income tax	-

Net loss	$(2,332)

Revenues

Hosted services revenue from our vertical search services offering for the three months ended October 31, 2009 were $0.2 million.  As of October 31, 2009, there were a total of 50 Convera supported websites in production.  The economic slowdown contributed to the continued downward trend of ad sales to publishers which in turn resulted in further reductions in our ad share revenues.

International revenues were $45,000 during the quarter ended October 31, 2009. Two customers accounted for a total of 46% of the revenues for the quarter ended October 31, 2009, accounting for 34% and 12%, respectively.

Operating Expenses

Cost of Revenues

Our hosted services cost of revenue was $0.7 million for the three months ended October 31, 2009. Personnel-related costs continued to decline as a result of headcount reductions stemming from reorganization of our hosting operations group in February 2009. Depreciation expense declined as a result of the impairment of hosting-related equipment and purchased software in the fourth quarter of fiscal year 2009 . Cost of revenue headcount was an average of six for the 3rd quarter of fiscal 2010.

Sales & Marketing

Sales and marketing expense was $0.2 million for the three months ended October 31, 2009.  Reductions in sales and marketing expense were attributable to the reorganization of our sales and marketing operations in the fourth quarter of fiscal year 2009.  Personnel-related costs, as well as rent, office expenses, travel and corporate marketing expenses were reduced significantly as a result of the reorganization. Sales and marketing headcount was an average of three for the 3rd quarter of fiscal 2010.

Research and Development

Research and product development costs were $0.4 million for the three months ended October 31, 2009. Research and development costs declined during the quarter as a result of the reorganization of the engineering group in February 2009. Research and development headcount was an average of eight for the 3rd quarter of fiscal 2010. Personnel-related costs declined consistent with the headcount.

General and Administrative

General and administrative expense was $1.3 million for the three months ended October 31, 2009.  Staff reductions over the prior year resulted in decreased personnel-related expenses. Legal fees increased during this period  as a result of the then-pending Firstlight merger. General and administrative headcount was an average of ten in the 3nd quarter of fiscal 2010.

Other income

Other income, which consists almost entirely of net interest income, was $11,000 during the three months ended October 31, 2009. Interest income was declining due to lower interest rates as well as a lower average cash balance.

Nine Months Ended October 31, 2009 (Going Concern Basis)

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the six months ended October 31, 2009 (in thousands):

Components of Revenue and Expense
Nine Months Ended October 31, 2009

	Amount	%

Revenue	$595	100%

Expenses:
Cost of revenues	2,059	346%
Sales and marketing	672	113%
Research and product development	2,011	338%
General and administrative	4,303	723%
Total operating expenses	9,045	1520%
Operating loss	(8,450)

Other income, net	35

Loss before taxes	(8,415)

Income tax	-

Net loss	$(8,415)

Revenues

Hosted services revenue from our vertical search services offering for the nine months ended October 31, 2009 was $0.6 million.  Ad rates declined due to the poor economic climate and additional revenue was deferred due to an uncertainty in the collectability of a customer’s account balance.  As of October 31, 2009, there were a total of 50 Convera supported websites in production.

Revenue from international operations was generated from publishers located primarily in the United Kingdom.  International revenues were $0.1 million in the nine months ended October 31, 2009. Three customers accounted for a total of 50% of the revenues for the nine months ended October 31, 2009, individually accounting for 29%, 11%, and 10% of total revenues, respectively.

Operating Expenses:

Cost of Revenues

Our hosted services cost of revenue was $2.1 million for the nine months ended October 31, 2009. Declining expenses were primarily attributable to a decrease in depreciation expense as a result of the impairment of hosting-related equipment and purchased software in the fourth quarter of fiscal year 2009, decreased equipment/maintenance expenses, and reductions in personnel-related costs due to the lower headcount resulting from the reorganization in February 2009.  Cost of revenue headcount was an average of 6 for the first nine months of fiscal 2010.

Sales & Marketing

Sales and marketing expenses were $0.7 million for the nine months ended October 31, 2009. Sales and marketing expenses declined due to the combination of decreased personnel-related costs and stock option expenses stemming from lower staffing levels achieved as a result of the restructuring actions taken in fiscal year 2009, and lower marketing program expenditures.  Sales and marketing headcount was an average of 3 for the first nine months of fiscal 2010.

Research and Development

Research and product development cost was $2.0 million for the nine months ended October 31, 2009. Decreasing research and development costs were primarily due to the reorganization of the engineering group in February 2009.  As a result of this reorganization personnel-related costs, stock option costs and bonus expense were reduced. Research and product development cost reductions were offset by severance expense of $0.3 million due to the departure of an executive during the second quarter of fiscal 2010. Research and development headcount was an average of 8 for the first nine months of fiscal 2010.

General and Administrative

General and administrative expense was $4.3 million for the nine months ended October 31, 2009.  Staff reductions led to reduced personnel-related costs and stock option expense.  Increased legal fees were impacted by the then pending merger with VSW. General and administrative headcount was an average of 11 in the first nine months of fiscal 2010.

Other income

Other income for the nine months ended October 31, 2009 consisted of $35,000 of interest income.  Waning interest income was impacted by the combined effects of a lower average cash balance and declining interest rates.

Liquidity and Capital Resources

On January 29, 2010 the Company adopted the liquidation basis of accounting and commenced the process of winding up the operations of the Business and distributing the remaining amounts to our shareholders. Our combined balance of cash and cash equivalents at October 31, 2010 as compared to January 31, 2010 is summarized below (in thousands).

	October 31, 2010	January 31, 2010	Change
Cash and cash equivalents	$2,982	$12,679	$(9,697)

The $9.7 million decrease in cash and cash equivalents during the nine months ended October 31, 2010 includes payments totaling $1.7 million to VSW for the Merger in accordance with the Merger Agreement and a cash distribution of $5.4 million ($0.10 per share) paid to shareholders on February 16, 2010. Payment of accrued liquidation costs consumed $1.6 million while accounts payable and accrued expenses payments totaling $0.6 million were offset by a $0.5 million increase in cash from the redemption of the certificate of deposit that was the security deposit for the lease of the Company’s former Carlsbad facility that expired in March 2010.

Cash-at-hand was further reduced by the $1.0 million loan to VSW.  On May 26, 2010 VSW borrowed $1.0 million under the $1.0 million line of credit available to VSW pursuant to the Credit Agreement between Convera and VSW dated February 9, 2010. The loan bears interest at a rate of 10% per annum with the interest and principal due on the first anniversary of the Merger (February 9, 2011). Under the terms of the loan, VSW can repay the balance of the loan and related interest due at any point before its maturity. Convera may, at its option either accept the repayment or convert the principal and related accrued interest income into shares of VSW common stock.  If Convera chooses to convert the loan into VSW’s common stock, Convera’s ownership in VSW will increase from the present 31% to up to 36%.

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

Currency and Interest Risk

Historically, our market risk was principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  However, as of October 31, 2010 all of our cash and cash equivalents were denominated in US dollars and are deposited in regular cash accounts. We also have a certificate of deposit of $76,000 included in Other assets.  Given the relatively short maturity periods of these cash equivalents, the cost of these investments approximates their fair values and our exposure to fluctuations in interest rates is limited.

Credit Risk

As of October 31, 2010, the Company has no customers or outstanding accounts receivable.

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

(b)           Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None.

Item 3.	Defaults upon Senior Securities	None.

Item 4.	Removed and Reserved

Item 5.	Other Information	None.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Securities Exchange Act of 1934 Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERA CORPORATION

December 15, 2010	By:/s/Matthew G. Jones
Matthew G. Jones
Acting Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)